Form 10-K
period 1996-03-31
INSCI CORP
filed 1996-07-01
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED MARCH 31, 1996 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number: 1-12966

                                   INSCI CORP.
               (Exact name of registrant specified in its charter)


                         TWO WESTBOROUGH BUSINESS PARK,
     DELAWARE             WESTBOROUGH, MA                    06-1302773
(State or other      (Address of principal                (I.R.S. Employer
jurisdiction of        executive offices)                Identification No.)
 incorporation               01581
or organization)           (Zip Code)

                                 (508) 870-4000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class

                          COMMON STOCK, $.01 PAR VALUE
                               REDEEMABLE WARRANTS

 (REDEEMABLE BY COMPANY BASED ON A FORMULA, OR TWO WARRANTS CAN BE EXERCISED AT
           AN AGGREGATE PRICE OF $9.00 FOR ONE SHARE OF COMMON STOCK)

             Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

             Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

             The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the closing bid and asked quotations for the Common Stock on June 11, 1996, as reported by NASDAQ, was approximately $25,097,823 as of June 11, 1996, registrant had outstanding 3,898,691 shares of Common Stock.

Part III incorporates information by reference to the registrant's definitive proxy statement for its 1995 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1996.

                                   INSCI Corp.
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                                      INDEX

PART I                                                                      PAGE
                                                                            ----

Item 1.  Business......................................................       3

Item 2.  Properties....................................................      16

Item 3.  Legal Proceedings.............................................      17

Item 4.  Submission of Matters to a Vote of Securities Holders.........      18

Executive Officers of the Registrant ................. Refer to Page 31

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ......................................................      18

Item 6.  Selected Financial Data.......................................      19

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................      19

Item 8.  Financial Statements and Supplementary Data...................      25

Item 9.  Changes in and Disagreements with Accountants on  Accounting
         and Financial Disclosures ....................................      25

PART III

Item 10. Directors and Executive Officers of the Registrant............      25

Item 11. Executive Compensation........................................      25

Item 12. Security Ownership of Certain Beneficial Owners and Management      26

Item 13. Certain Relationships and Related Transactions................      26

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K .....................................................      27

SIGNATURES.............................................................      28

EXHIBIT INDEX.......................................................... See List

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

            INSCI Corp. (INSCI or the "Company") develops, markets, installs and services electronic information and document management systems designed to meet the enterprise-wide needs of organizations which produce large quantities of computer-generated documents and require the storage of and access to a broad array of document types. The Company provides its customers with the ability to electronically capture documents and computer output from a variety of sources, to store information electronically and to access and deliver the information either electronically or via reprints in a fashion that lowers costs, improves quality, improves service and provides greater control to the customer. INSCI's products focus on both the desktop imaging and document management market and the automated document factory production market.

            INSCI's software products marketed under the name, COINSERV, utilize a customer's existing host computer and computer network to link powerful "Server" computers, which perform automated document indexing and optical disk storage functions. This is accomplished with the customer's existing network of "client" computers, which are used by the customer's employees to search, retrieve and distribute documents. COINSERV is an optical-disk based client/server computer output to laser disk (COLD) system. The COLD market addresses print and microfiche replacement using digital-based techniques to replace printing and microfiche production and allowing on-line viewing of reports that would otherwise need to be printed. This produces rapid and major savings for users.

            In fiscal year 1996, INSCI introduced the COINS-CD product aimed at both the corporate and service bureau markets. The new product combines INSCI's core technology with CD-Recordable media for purposes of electronic information distribution. COINS-CD offers the user the advantage of using low-cost and easily available CDs which can be used for distribution of large quantities of data. Use of this type of technology also offers rapid payback for users and service bureaus. These products are often used in conjunction with optical disk-based products and are particularly useful for low cost - large volume information distribution.

            Also in this past fiscal year, the Company introduced Image Express, a print-on-demand software product aimed at the automation of printing operations in large corporations and service bureaus. This product is focused on making printing operations far more efficient and able to address the new challenges posed by large numbers of short print runs created by the market trend for mass customization and the consequent need for customized printing products aimed at individuals and market segments. The Image Express technology was acquired by the Company from Custom Solutions Inc.

            At the end of fiscal year 1996, INSCI introduced Augusta, an advanced technology imaging and document management system through its acquisition of certain assets of the Courtland Group, Inc. ("Courtland"). Augusta provides a complete document storage system by allowing the user to see and store images of documents and to store and retrieve documents in mixed data formats such as image, word process documents and spreadsheet documents.

            INSCI offers numerous services including software installation, training, software maintenance support and systems integration. INSCI's advanced systems integration services division works with its customers to integrate these various technologies into existing technical environments to leverage investments in technology. INSCI's current business strategy is to develop and provide document management solutions in a fully integrated and customized manner that enables customers to improve their business processes and competitive position.

MANAGEMENT CHANGES

            On June 15, 1995, Dr. E. Ted Prince was appointed President and Chief Executive Officer, replacing the former CEO, David Grace. John Gillis, formerly President and Chief Operating Officer, became Executive Vice President and Chief Operating Officer.

            In September 1995, Dr. Prince was appointed as Chairman of the Board of Directors of INSCI. Two members of the board, Mr. David Grace and Mr. Olin Broadway, resigned from the board at the end of the 1995 fiscal year and were replaced by two new directors, Mr. Frank Murphy and Mr. Leonard Gartner. Another new director, Mr. Richard Gerstner, was subsequently appointed to the board, in March 1996.

            As of the end of fiscal year 1996, Information Management Technologies Corporation's (Imtech) ownership of INSCI was reduced to 38% of the outstanding common stock.

FINANCIAL SUMMARY

         Although the Company has reported an operating loss for the 1996 fiscal year, the Company has been generating earnings during the last three quarters. Included in earnings in the third quarter and fourth quarter before non-recurring charges of $250,000 and $75,000, respectively, connected with the settlement of litigation over a lease for office space with Marine Midland Bank and termination of its banking relationship with Bank of New York ("BNY").

- -------------------------------------------------------------------------------

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operation for the four quarters ended March 31, are as follows:

                                               FISCAL YEAR 1995                                    FISCAL YEAR 1996
                                                 QUARTER ENDED                                       QUARTER ENDED
- -----------------------------------------------------------------------------------------------------------------------------------
                                First         Second          Third    Fourth        First         Second         Third      Fourth
                                 June      September       December     March         June      September      December       March
                                 1994           1994           1994      1995         1995           1995          1995        1996
                        -----------------------------------------------------     -------------------------------------------------
Revenue                        $1,734        $ 1,530         $1,662    $2,262      $   841         $2,076        $2,155      $2,841
Cost of Revenue                   733          1,129            915       727          691            850           817         953
                        -----------------------------------------------------     -------------------------------------------------
Gross Margin                    1,001            401            747     1,535          150          1,226         1,338       1,888
Sales, Marketing,
Product Development and
General & Administrative        1,445          2,233          1,508     1,119        1,503          1,151         1,253       1,852
                        -----------------------------------------------------     -------------------------------------------------
Earnings before non-
recurring charges and
interest (Losses)                (444)        (1,832)          (761)      416       (1,353)            75            85          36
Non-Recurring Charges               -           (500)             -         -         (320)           170          (189)         14
Interest                          (33)            14             12        15           18             14             7          (9)
                        -----------------------------------------------------     -------------------------------------------------
Net Income(Loss)                $(477)       $(2,318)        $ (749)   $  431      $(1,655)        $  259        $  (97)     $   41
                        ===========================================================================================================

===================================================================================================================================

This table should be read in conjunction with the Financial Statements provided elsewhere herein.

PRODUCT OVERVIEW

            INSCI Corp. is a supplier of optical-disk based client/server computer output to laser disk (COLD) systems. These are electronic printing and digital repository systems that replace the need to carry out paper-based printing in many situations. This market addresses print and microfiche replacement using digital-based techniques to replace unnecessary printing and microfiche production and allowing on-line viewing of reports that would otherwise need to be printed. This in turn produces savings for users. INSCI's leading product, COINSERV, is recognized as a performance leader in the client-server segment of the market.

            INSCI also has developed CD-based products (COINS-CD) for print and microfiche replacement. These are aimed at both the corporate market for electronic printing and viewing and at the service bureau market. These products offer the user the advantage of using low-cost and easily available CDs which can be used for distribution of large quantities of data. These products are often used in conjunction with optical disk-based products particularly for distribution purposes.

            INSCI develops and markets Ultra and Augusta, imaging and document management products. They are used for major business applications including purchasing, law enforcement, legal, manufacturing, medical records, library and reference. These products provide a complete document storage system by allowing the user to scan and store images of documents and to store and retrieve documents in mixed data formats such as image, word processed documents, and spreadsheet documents. This allows INSCI to offer a complete suite of software which allows a user to address all document storage needs.

            INSCI also markets a print-on-demand software product, Image Express, aimed at the market for automation of printing operations in large corporations and service bureaus. This product targets the market for making printing operations far more efficient and able to address the new challenges posed by large numbers of short print runs created by the market trend for mass customization and the subsequent need for customized printing products aimed at individuals and market segments. Print-on-demand is a rapidly emerging market. Increasingly it is being integrated with electronic printing COLD systems and large mailroom systems.

            INSCI provides advanced systems integration services to its customers which allow them to integrate these various technologies and to provide more efficient and less costly customer service, printing and mailing operations and to increase their competitive efficiency. The goal of INSCI's present business strategy with respect to its systems integration group is to provide outstanding document management solutions in a fully integrated and customized manner that enable customers to improve their business processes and competitive position.

INSCI STRATEGY

            Since its founding, INSCI has been a leader in adapting high performance index management, data handling and data compression technologies into the design of its industry standards compliant electronic printing and document management systems. INSCI's operating focus has been to develop and provide cost-effective software products and services for the high volume electronic printing, document archive, retrieval, viewing, and distribution requirements of large organizations. The development of strategic relationships that will allow INSCI to market its products to specific markets or technology segments plays an important role in the Company's plans for future growth.

            The Company markets its products and services primarily to financial and commercial institutions which produce large quantities of computer-generated documents and require the storage of and access to such documents as an alternative to printing them or transferring them to microfiche. INSCI's product and service offerings are sold through a combination of direct sales by its own sales force, referrals and strategic partnerships, sales by Value Added Resellers ("VAR's"), distributors and by companies operating multiple service bureaus.

            INSCI's current business strategy is to develop, enhance and market software and services solutions for electronic printing, document archival, indexing, retrieval and distribution systems. INSCI intends to pursue this strategy through a marketing focus that will seek to leverage these and future strategic alliances.

PRODUCTS AND SERVICES

COINSERV

            INSCI's COLD/electronic printing software product set, marketed under the name COINSERV, utilizes a customer's existing host computer and computer network to link powerful server computers, which perform automated document indexing and optical disk storage functions, with the customer's existing network of client computers, which are used by the customer's employees to search, retrieve, and distribute documents. INSCI emphasizes sales of its multiple user, client/server based software for management of page formatted computer output and scanned image documents.

            The COINSERV client/server product is currently installed at over 250 customer sites which includes all key vertical industry segments. The system is supported on many UNIX platforms and provides LAN/WAN connectivity to Windows & DOS PC's and UNIX terminals. Furthermore, COINSERV provides native terminal connectivity to 7 mainframe and mini-computer systems. This includes TICS 3270, AS400 5250, UNISYS A/V, UNISYS 1100/2200, and Data General MVs.

            ARCHIVE DATA FORMATS: To support enterprise wide document archive requirements, an archive system must be capable of handling diverse print output formats. The COINSERV system accomplishes this goal. COINSERV handles a plethora of print output line data formats including IBM mainframe formats, UNISYS mainframe formats, UNIX print output formats, and PC file formats; intelligent data streams including IBM Advanced Function Presentation (AFP), Xerox MetaCode, and Xerox DJDE; and scanned documents in TIFF format. COINSERV's support for all these line data, intelligent data streams, and image data streams is a key competitive advantage in the COLD industry.

            A technology sharing partnership between INSCI and ELIXIR Technologies now provides a way of processing, archiving, retrieving, viewing and distributing complex data objects that combine text, graphics, forms, fonts, bar codes and logos. It is the Company's intention to add support for other intelligent data streams such as Postscript and PCL to both COINSERV and COINS-CD products.

            DOCUMENT INDEXING AND ARCHIVE MANAGEMENT: The COINSERV Data and Index Management engine is designed to handle large scale storage requirements without experiencing performance degradation or "TOPPING-OUT" as the index volume increases. The COINSERV index component is built with an archive view which requires that archive data be maintained for extended periods of time unlike transaction oriented data which may be stored for short periods of time and then simply overlaid or purged. A true archive system must be capable of handling large volumes of archive documents, and index records to these documents which constantly increase.

            The COINSERV system is capable of archiving, indexing, and locating archive documents at speeds that are unparalleled in the COLD market place. In the Company's most recent fiscal year, it extended its capability of data archiving, indexing, and compression techniques by providing support for storing data on other storage media besides optical (WORM) Disk. This new component, the Hierarchical Storage Manager, allows users to stage data archives so that they utilize the media that is most responsive to an application's data access requirements. INSCI's strength in this area provides all COINSERV users with a high performance archive engine, superior indexing capabilities, and "forever-view" of archive documents without constantly "topping-out" or having to purge archive documents. INSCI believes that archive data is a vital and valuable corporate asset and its products are designed to provide long term data storage and access without any compromise.

            CLIENT/SERVER ARCHITECTURE: The COINSERV system is built on open systems distributed processing principles utilizing a true client/server architecture. As such, the system allows for seamless data access from host-computer based legacy systems as well as state of the art LAN/WAN environments. COINSERV users get the best of both worlds, they can take advantage of the investments they have made through the years in their legacy systems' hardware, software, and networks, while at the same time supporting implementations of LAN/WAN distributed processing topologies.

            INSCI's architectural design and engineering strength with regard to multi-vendor systems connectivity has given INSCI a strong position in the COLD market. COINSERV is supported on five UNIX server platforms including SUN Solaris, UNISYS UNIX, and IBM AIX and provides native host terminal connectivity from seven mainframe and mini-computer system types in addition to Windows, DOS, and UNIX workstation access. The COINSERV product is one of the few products that has been built on a true client/sever architecture that is capable of retrieving archive data in the native host environment (without emulation) and from LAN based workstations simultaneously.

COINS-CD

            During last fiscal year, INSCI introduced a new product, COINS-CD, that provides a much more cost effective approach for distributing archive data. The new product combines INSCI's core technology with CD-R for purposes of data distribution. This product is targeted at the $450 million per annum micrographics service business. Based on market research and experience, INSCI believes that most companies will switch from micrographics products and services to CD-R products and services. INSCI recently introduced the COINS-CD product for the Windows NT platform providing significantly increased performance and functionality.

            With the COINS-CD product, third party micrographic service centers licensed by INSCI process computer generated magnetic tapes and record the information on CD-ROMs. All the data and indexes are written to the CD or other selected storage media along with the software necessary to access and view them thus making archival and retrieval methods such as paper and microfiche obsolete.

AUGUSTA

            The Augusta imaging and information product was acquired as a result of the acquisition of certain assets of Courtland Group, Inc. ("Courtland") by INSCI in March 1996. INSCI Corp. is using this product within its own customer base to provide imaging and information retrieval systems integrated with its existing COLD and CD products. Augusta provides the following functions:

            Management believes that the integration of advanced information retrieval, document management and advanced imaging capabilities into its COINSERV and CD products will provide it with a powerful new way of differentiating itself in the market and that customers are demanding this new type of product.

IMAGE EXPRESS

            Image Express provides complete management of on-demand operations, enhances and manages workflow procedures, and tracks and automatically monitors all printing and post-processing devices. The system integrates all operations of a production print facility including: document printing, customer accounting, product ordering, task scheduling, and process reporting.

            Image Express supports fully scaleable electronic storage providing the flexibility to match a wide range of requirements. Image Express can be configured to provide indexing, storage, and management of document masters or can support production management of a customer's existing electronic library.

            Currently Image Express operates on Intel based file servers and user access is provided from any Windows compatible clients. The next generation of Image Express will add support for UNIX servers and the Oracle database engine.

            The Image Express Product Order Entry system is designed to support on-demand production of real-world, complicated orders such as those typically found in fulfillment businesses. A Product Order may consist of many individual items and sub-products. For example, a typical order may include several copies of a book to be printed (that is an internal print request), binders, cables, diskettes, and pre-stored or preprinted material.

            Users have the ability to complete an on-line job order including shipping instructions and billing information. Product Orders only need to be entered into Image Express one time. Each Product Order can be accessed and reused ensuring consistency and reducing the opportunities for errors.

            The information contained in the Product Order is mapped to the appropriate customer pricing table and the system automatically creates a complete customer invoice. This invoice information can then be printed out on a local printer or can be made available to the customer's internal accounting systems.

            Print requests within Image Express include finishing and paper requirements, delivery instructions, and any special or unusual instructions. Image Express can route print requests directly to digital production printers, network supported print servers, local laser printers, digital plate processors and presses, or to third party queue management systems.

            The Image Express scheduling system is table driven providing the capability to support scheduling for any type of equipment, process or event. The algorithms can be adjusted and tuned by the system administrator allowing for real-time schedule modifications, updates, or revisions.

            Reports can be generated on the entire production cycle, improving cost and management decisions. An option allows accounting and billing information to be extracted in a form suitable for import into many of the popular spreadsheet and database applications.

INSCI SYSTEMS INTEGRATION SERVICES

            Utilizing INSCI's core products and technologies and the capabilities of its consulting resources, INSCI has developed specialized systems integration approaches and methodologies which allow it to carry out the implementation of these advanced solutions within large and complex client environments. Its methodologies encompass project management, project direction, quality assurance and control, and testing disciplines that are essential for mission critical and industrial strength solutions in large organizations with massive data stores and critical processing time frames. These methodologies allow INSCI to provide enterprise electronic printing, data warehousing and viewing solutions to global problems in the customer service and data storage area. It is these project management skills, as well as its technical, product and architectural skills that allow INSCI to offer a unique set of solutions to organizations that are seeking more than purely a software product which is capable of satisfying their organizational requirements.

PRODUCT DEVELOPMENT

            The market for data storage and retrieval products is highly competitive and characterized by frequent technological change. Consequently, INSCI must continually enhance its products and continue to develop new products. INSCI engages in product development activities primarily intended to:

* Modify its software products to permit operation with additional computers and operating environments

* Enhance its software products to make them easier to install, use and maintain

* Add new features to this software product intended to simplify installation, operation and the generations of optical applications

*  Add additional features and functions

*  Develop new user specific applications

* Investigate potential uses of emerging technologies to complement COINSERV's document management function.

            Over the past year in pursuit of these goals, INSCI has enhanced its existing products, developed new products and acquired others which fit into its overall strategic direction of the automated document factory.

            INSCI Corp. utilizes its staff of development engineers and customer support personnel to identify, design, and develop product enhancements and new products. The company has additionally increased the amount of development it performs by locating some work offshore where resources are less costly, thus enabling the company to compete more effectively against many competitors with far greater resources than it possesses.

            The Company has recently completed the development of numerous product enhancements to COINSERV and to COINS-CD that it believes will provide leading edge functions for customers. COINSERV release 3.0 was released for customer shipment in January 1996. COINS-CD has undergone numerous major enhancements to render it more capable in high production environments. The following is a summary of the new features of COINSERV Release 3.0.

HIGH PERFORMANCE COINSERV

            Advanced COINSERV release 3.0 provides customers with increased levels of archive performance that is unparalleled in the industry. COINSERV is capable of processing over 600,000 pages of archive data per hour on mid range UNIX archive servers attached to magnetic RAID devices. Advanced COINSERV provides performance levels that double the performance of the previous releases.

HIERARCHICAL STORAGE MANAGER

            Advanced COINSERV Hierarchical Storage Manager ("HSM") makes it possible for COINSERV to utilize the most responsive media for current archive data and migrate older data to less expensive storage media. COINSERV writes the most current data with the highest access requirement to magnetic RAID devices and as the data ages and the access frequency for the data diminishes, the archive documents are migrated to less expensive media such as WORM optical disks. The COINSERV HSM component will:

o  provide faster archive speeds and access to most current data
o allow migration based on report characteristics, download bundles, document size and index values
o  provide a way of deleting reports that are temporary
o provide access to documents while new documents are being archived to the magnetic RAID sub-system
o  provide independent index and data migration

SUPPORT FOR PAPER CLIPS

            Advanced COINSERV release 3.0 provides users with a mechanism for adding annotations at the page level. These annotations, often referred to as paper clips, are used to maintain an electronic post-it at the page level.

SUPPORT FOR INTELLIGENT DATA STREAMS

            Advanced COINSERV release 3.0 includes support for the leading high performance production print data streams. This includes support for IBM Advanced Function Presentation ("AFP"), Xerox's MetaCode, and Xerox DJDE. As a result of this enhancement, the COINSERV product provides high speed archiving, indexing, full fidelity retrieving, printing and faxing of AFP, MetaCode, and DJDE.

COMMON DASHBOARD

            INSCI's MS Windows based document viewer, WinCoins, displays diverse archive data using a common dashboard. The common dashboard simplifies document access by providing a common user interface regardless of the data stream. This approach eliminates retrieval complexity and simplifies end user document access and training.

ADDITION OF SUN SOLARIS

            Towards the end of 1995, the COINSERV product was ported to run on SUN Solaris UNIX servers. The addition of SUN as a COINSERV server platform increases the marketability of the COINSERV product to the financial community.

SUPPORT FOR 12.6 AND 15 GB OPTICAL TECHNOLOGY

            The COINSERV product may be installed with 12.6 GB optical devices from LMSI or 15 GB optical devices from SONY. Both of these devices provide unparalleled storage capacities and document retrieval performance due to more data available under read/write head.

ENHANCED SECURITY

            The Advanced COINSERV release 3.0 security component provides users with enterprise level security management by providing security groups, user changeable passwords, password encryption, and password expiration.

HIGH PERFORMANCE CLOSING

            High Performance Closing allows customers to migrate less frequently accessed index volumes to optical disk. This component allows high speed migration of index volumes from magnetic disk to optical disk, thereby fully supporting not only index volumes generated for the 5.25" optical platters but also much larger index volumes associated with 12" optical platters. Once the indices have been migrated from magnetic to optical, the optical volume becomes a self contained repository that includes the data and the index information.

RETRIEVE FROM CLOSED OPTICAL DISK

            The COINSERV interface for retrieving index information has been augmented to include index searches from closed index volumes. This interface provides end users with a simple means of accessing closed index volumes for archive data without regard to locale or having to lead the index information to magnetic disk. Retrieving index information that has been closed may be tailored to a customer's needs by either providing seamless access, seamless access with break-points, user defined optical volume access or excluding optical index access.

DYNAMIC INDEX SELECTION

            Dynamic Index Selection ("DIS") provides the infrastructure for optimizing index searches. This component significantly improves the COINSERV index process by eliminating unnecessary index searches and dynamically selecting the most optimum index key field. DIS maintains statistical information about each index volume during the data archive process and uses this information to intelligently select the index volumes that must be searched. Furthermore, in the event that multiple index key values have been selected for a search, DIS intelligently selects the most optimum key to search the index volume.

            The combination of Index Closing, Retrieve from Closed Index Volumes, and Dynamic Index Selection provides COINSERV Release 3.0 users with an efficient and cost effective way of archiving and retrieving large volumes of data without constantly "topping-out" or degrading performance -- the COINSERV "forever-view" document management architecture. The combination of these concepts fully supports on-line, near-line, and off-line data archive and retrieve.

WINCOINS ENHANCEMENTS

            Numerous enhancements have been made to the Microsoft Windows client. The new WinCoins software is a true Microsoft Windows GUI application that conforms and adheres to all Microsoft standards. The new client fully supports the Microsoft Desktop, Imaging, Dynamic Data Exchange, WINSOCK, and many other features.

OTHER ENHANCEMENTS

            Other enhancements include numerous additions to the COINSERV Volume
Manger: error recovery, reporting and tracking, fax sub-system, imaging, and advanced document indexing.

COINS-CD PRODUCT

            During the past year INSCI introduced the COINS-CD product. The COINS-CD product provides the ability to replace microfiche with inexpensive electronic storage media that can be used on PC's. The same data that would be written on microfiche is now written to CD-R, optical or some other electronic storage media. At the same time, index values are extracted from the data in preparation for rapid access to data. An electronic document viewer is also copied to the CD so that the data may be easily retrieved on a PC with a CD drive.

            Many of the enhancements to COINSERV also benefit COINS-CD since the core platform is the same. Additionally, other enhancements to COINS-CD are in process. These include advanced networking and an increase in the number and type of storage devices supported. This platform is strategic for the company and although new, it is expected that this product will be a major contributor to the company's growth.

MARKETING AND SALES

            INSCI markets its COINSERV products principally through its own sales force, through strategic alliances and value added resellers. Marketing activities include trade journal advertising, distribution of sales and product literature describing the COINSERV products, their applications and benefits, attendance at trade shows and conferences, sponsoring or supporting seminars for customers and prospects, and on-going communications with the established base of customers via newsletters, new product announcements, direct mail and telemarketing. Public relations activities include speaking at trade group meetings, publishing of technical articles, publishing of user success stories, and distributing of press releases about the Company and its products.

            INSCI's direct sales force focuses on prospects for its products that are particularly in high volume, high performance environments. Sales representatives initiate contacts with prospective end user customers and make direct sales of COINSERV products to those prospects. They also provide assistance and make joint presentations with the Company's resellers and strategic business alliances. Additionally, they frequently work with INSCI's systems engineers to provide high level technical consulting services both before and after a sale.

            INSCI has developed several strategic business alliances through which the Company generates sales. INSCI and UNISYS Corporation are parties to a joint selling agreement originally entered into in August 1991 and expanded in 1995 to encompass UNISYS markets on a global basis. UNISYS and INSCI make joint sales calls and conduct joint product introduction seminars to major corporate and government organizations. Data General Corporation's System Integration Group also entered into a reseller agreement with INSCI in early 1995 whereby they market, install and service INSCI software products on Data General's AViiON UNIX server series on a worldwide basis.

            In 1995, INSCI began a joint marketing and technology partnership with Elixir Technologies Corporation. Under the terms of an agreement signed in 1995, INSCI markets Elixir's intelligent data stream viewers and desktop composition tools for use with COINSERV, and Elixir introduces INSCI to prospects for its products.

            INSCI entered into an agreement with Siemens Nixdorf Printing Systems, L.P. ("Siemens") in May 1995. The agreement provides for Siemens to refer customers to INSCI. Under the terms of the agreement, INSCI is to develop a new module for the COINSERV product which will be jointly marketed by both INSCI and Siemens.

            INSCI is increasingly entering into partnerships with companies that operate service bureaus nationwide. These companies include International Billing Systems, First Data Investor Services and Electronic Data Systems. These companies permit the company to increase its sales and penetration into new areas of industry.

            In May 1996, INSCI entered into a marketing alliance with Xerox which covers the US and Canada. The company believes that this agreement will enable it to penetrate new accounts in new industries over a period of time.

            INSCI currently has agreements with a limited number of VARs. VARs generally are organizations that sell their own computer application software systems to special vertical markets, such as banks, health care organizations or credit unions. VARs sell INSCI's products as part of an integrated system of hardware and software for the VARs' customers. INSCI sells its products directly to VARs for resale to the VARs' customers.

            The Company believes that COLD and electronic printing are scarce technologies and that it is likely to enter into additional marketing alliances that will have the potential to generate further significant sales. In particular it believes that companies in the imaging, workflow, information retrieval, electronic commerce, Internet and printing areas are likely to require COLD technology in order to meet their own objectives. It intends to continue discussions with such companies with a view to closing further such alliances.

CUSTOMER SUPPORT AND SERVICE

            INSCI's in-house technical support personnel provide pre-sale support to assist in product selection and configuration, installation support assisting in technical integration of COINSERV with a customer's existing computer system, and post-sale telephone support (included in the customer's maintenance support agreement) assisting in the ongoing use of the COINSERV system. INSCI's post-sale support also includes software maintenance, software updates and technical support pursuant to renewable one-year contracts. VARs and distributors generally handle service and support for their customers. INSCI intends to expand this level of support both through traditional approaches and through non-traditional ones. In this regard it has set up a Web site and intends to use this as a medium for customer information and support.

            The computer hardware utilized in COINSERV systems is generally covered by warranties granted directly by the hardware manufacturer to the customer, and INSCI does not assume responsibility for support or maintenance of this equipment. INSCI has not experienced significant return claims. Maintenance and technical support for the optical disk drive components in all INSCI systems are provided by a third party contractor which specializes in providing service for optical disk drives and jukeboxes.

VENDORS AND SUPPLIERS

            INSCI acquires optical disk drives, including multiple disk drives and computer hardware components, for resale as part of integrated systems including COINSERV software. To date, INSCI has utilized 5-inch and 12-inch optical disk drives manufactured by Panasonic, Philips Laser Magnetic Storage, Inc. ("LMSI") and Plasmon Data Systems. There are several manufacturers of 5-inch optical disk drives (including Panasonic, Plasmon, Hewlett Packard, Sony, and LMSI), and several manufacturers of 12-inch optical disk drives (including LMSI, Sony and Hitachi). INSCI utilizes alternative sources of supply for optical disk drives in order to diversify its supplier relationships. INSCI generally purchases optical disk drives and other hardware components as needed to meet customer demands, and does not maintain any agreements or understandings committing its suppliers to provide any minimum quantities or to maintain fixed prices.

COMPETITION

            There are a number of suppliers offering COLD, CD-R, imaging, information retrieval and print-on-demand systems. In each case, the company believes that it offers advantages over the competition. In the case of COLD systems, most systems in the market are departmentally-based and do not offer the performance at the enterprise level characterized by COINSERV. Nor, in most cases, do they offer the support for intelligent data streams offered by INSCI. Few COLD systems offer imaging and information retrieval integrated with COLD, as does INSCI. There are few print-on-demand systems in the market and INSCI is not aware of any with the level of functionality possessed by Image Express.

            INSCI is aware of a variety of competing systems offerings which use alternative media for storing and retrieving large amounts of computer data utilizing computer systems and technology. These alternative media include magnetic disk, magnetic tape or digital audio tape ("DAT"). Storage utilizing magnetic disks is significantly more expensive than optical disk storage per megabyte of data stored and, as an erasable media, is not as reliable for long-term archival purposes. Magnetic tape storage also is generally more expensive than optical disk, and magnetic tapes are more easily damaged or erased. Because magnetic tape must be processed sequentially (data is located on the tape by viewing the tape from the beginning and stopping when the data is found), it provides a significantly slower access time than optical disk or magnetic disk, which can randomly access the disk to read data. DAT storage is less expensive per megabyte of data stored than optical disk; however, DAT has limited archival characteristics due to the risk of inadvertent damage or erasure and sequential access remains too slow for practical use in providing acceptable data access and retrieval functions. Besides the alternative media forms used for storing and retrieving data, the other alternative methods for storing and retrieving large amounts of computer data utilizing media that are not accessible from a computer include paper and computer output microfilm/microfiche.

            Competition among companies providing document storage, indexing and retrieval solutions is intense. Numerous competitors market computer document storage, indexing and retrieval systems utilizing optical disk drive technology, including IBM, Computron, DataWare Corp., TASC, Inc., FileTek Corp., DCR Technologies Corporation, Macrosoft, Inc., and Wang, among others. The Company believes that many of these primary competitors have substantially greater financial resources, more personnel, greater access to related products and broader contact with potential customers than the Company.

            The principle competitive factors in the document storage, indexing and retrieval business include performance, functionality regarding document data types, document archival and access speed, cost, strategic alliance relationships and "open" systems connectivity. The Company believes that its COINSERV, COINS-CD and AUGUSTA product offerings systems compete favorably with products offered by its primary competitors.

            New functionality introduced into the product suite recently included intelligent data stream support, hierarchical storage management, combined data and image management, and high volume performance enhancements provide the basis for competitive differentiation. The Company believes, for example, that the COINSERV software optimizes the number of documents that may be stored on an optical disk through the use of efficient data compression technology. Moreover, the Company believes that its customers consider COINSERV's indexing and retrieval capabilities to have a greater number of features, and a greater ease of use, than the systems offered by the majority of its competitors. Furthermore, the "open" systems nature of COINSERV provides INSCI's strategic alliances and end users with the ability to integrate COINSERV with their diverse existing network. However, no assurance can be given that INSCI's competitors will not enhance their existing systems or that existing or new competitors will not introduce new systems with better features and functions than the COINSERV system.

            New enhancements to be added to COINSERV will provide more competitive strength. In particular INSCI is in the process of converting COINSERV to run on the Windows NT platform which is increasingly being required by customers. It believes that this will provide it with an even greater competitive edge.

PROPRIETARY INFORMATION

        INSCI does not hold any patents and currently relies upon a combination of trademarks, contractual rights, trade secrets and copyright laws to protect its proprietary rights in its products. INSCI seeks to protect its proprietary rights in its COINSERV software through restrictions on disclosure and use set forth in customer agreements and employee nondisclosure agreements. Additionally, INSCI requires that all of its employees execute confidentiality, trade secret and invention agreements in connection with their employment by INSCI. Despite these precautions, it may be possible for third parties, without authorization, to copy or duplicate INSCI's proprietary software or to obtain and use its proprietary information. Existing copyright laws afford only limited practical protection for computer software, and the laws of certain foreign countries do not protect INSCI's proprietary rights in its products to the same extent as the laws of the United States. Because of the rapid pace of technological change in INSCI's industry, INSCI believes that the legal protection for its products are less significant for the Company's success than the knowledge, technical expertise and marketing skills of INSCI's personnel, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

EMPLOYEES

      The Company employed 65 persons as of March 31, 1996, consisting of 59 full time and 6 part time employees. Of these employees, 12 became part of INSCI on March 28, 1996 as result of the Courtland acquisition. The Company's future success depends, in part, on its ability to retain existing and to attract new management and technical employees. The Company has no collective bargaining agreements and considers its relationships with its employees to be good.

ITEM 2. PROPERTIES

      Effective October 1, 1994, INSCI entered into a ten year lease for approximately 21,650 square feet of office space located in Westborough, Massachusetts. On November 1, 1995, the Company subleased for a five year term approximately 4,315 square feet of its Westborough office space. The Company also entered into a lease for 3,196 square feet of office space for its Courtland Imaging division's office in Columbia, Maryland which expires in February 1998. The Company also subleases 1,438 square feet of floor space in New York City for sales and administrative purposes. Management considers its present office space adequate for the Company's foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

            On September 30, 1992, the Company and Information Management Technologies (Imtech) reached an agreement with the SEC to conclude and settle the SEC's informal investigation of the Company and Imtech. The Company and Imtech, without admitting or denying any of the allegations made by the SEC in its complaint, and without a trial or final adjudication of the allegations made in the SEC's complaint, consented to the entry of an order enjoining them from future violations of certain provisions of the Federal securities laws and the rules and regulations thereunder. The settlement may adversely affect the Company and restrict the Company's ability to raise funds from persons located in certain significant states. The impact of these restrictions may be to prevent the Company from conducting future public offerings or private placements.

            The Securities and Exchange Commission (the "Commission") issued an order, dated April 13, 1995, authorizing a private investigation of Imtech and INSCI Corp., and its officers and directors during the period from March 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission in violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13; and failed to maintain proper books and records in violation of Section 13(b)2 of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Sections 13(b)(2)(a), Rule 13b2-1, and Rule 13b2-2 of the Exchange Act.

            In July 1995, the Commission issued a subpoena to the Company for the Company's records and a subpoena to an officer of the Company who testified with respect to matters related to the engagement and subsequent resignation in October 1994 of the Company's then independent certified public accountants, Coopers and Lybrand LLP ("Coopers"). Following the resignation, the Company filed a report on Form 8-K disclosing certain accounting questions brought to the attention of Coopers by the Company relating to adjustments made in the Company's financial statements for the quarter ended September 30, 1994. The Company subsequently reviewed these questions and in the Company's opinion concluded that such matters were accounted for in the proper periods.
The Company is currently discussing a resolution of this matter with the Commission.

             The Company is unaware of any violations with respect to annual reports or other information disclosed by the Company during the time period stated in the order. The Company cannot predict, however, the outcome of the Commission's investigation and whether such investigation will result in any type of formal enforcement action against the Company and/or any of its officers and directors or, if so, whether any such action would have an adverse effect on the Company. An adverse outcome may result in the payment by the Company of potential fines or penalties, restrict the Company's ability to obtain additional required financing, and may result in the delisting of the Company's securities from the NASDAQ stock market. In addition, as described above, the Company is currently under a consent order relating to a prior Commission investigation. The Company believes that it has responded satisfactorily and are not aware of any further pending issues with the Commission.

              The Company has previously agreed to use its best efforts to file a registration statement for shares of stock in the Company pursuant to a conversion right granted to holders of convertible preferred stock in the Company. The Company is in the process of preparing a registration statement for the securities; however, the Company has not as of yet filed the registration statement pending the outcome of the SEC private order of investigation, which proceeding has not been finalized.

              During the third quarter of fiscal 1996, INSCI experienced non-recurring charges against earnings of $250,000 connected with the settlement of litigation over space lease with Marine Midland Bank.

              The ability of INSCI to borrow under the financing agreement was suspended by BNY during fiscal year 1995. During March 1996, the Company and BNY agreed to terminate and settle all claims pursuant to the financing agreement for the sum of $75,000 which the Company paid to BNY in full settlement of all claims of BNY under the agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS

            On April 21, 1994, INSCI closed an initial public offering of the Company's Units (the "Units"), with each Unit consisting of one share of the Company's common stock and one redeemable common stock purchase warrant (each warrant entitles the holder thereof to purchase one-half of one share of the Company's common stock). Since the closing of the initial public offering, the Company's Units traded in the over-the-counter market and were included in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "INSIU". Effective December 13, 1995, the Company's Common Stock (symbol:"INSI") and the Company's Warrants (symbol:"INSIW") began trading separately, and trading in the Units ceased.

            The Company's common stock has been traded on the NASDAQ Small Cap Market since April 14, 1994, the effective date of the Company's initial public offering. The table below shows the high and low bid prices for one unit and subsequent to December 13, 1995, for one share of common stock, as reported in NASDAQ's informational reports. These prices represent prices between dealers, do not include retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                    COMMON STOCK UNITS-FISCAL YEAR                             TRADING SEPARATELY - FISCAL 1996
                                    ------------------------------                             --------------------------------
                                    (Combined Stock and Warrants                                 (Effective December 13, 1995)
                                        Combined as one unit)
                          1995                           1996
                          ----                           ----                       Common Stock                      Warrant
                     Unit Price                       Unit Price                        Price                        Price
                  ------------------------      ------------------------        ----------- -----------       ---------------------
    Quarter            High           Low             High          Low              High          Low              High       Low
- -----------------      ----           ---             ----          ---              ----          ---              ----       ---
     First            $6.88         $5.50             $2.50       $1.75                  -           -                 -         -
    Second             5.47          1.75              1.99        1.44                  -           -                 -         -
     Third             1.94           .81              3.92        1.44              $4.00       $3.00             $0.75      $.44
    Fourth             2.44          1.00                 -           -               5.13        3.63              1.32       .53

            On June 11, 1996, the closing bid and ask prices of the common stock were $5.88 and $6.25, respectively. On June 11, 1996 there were 104 holders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name. The closing bid and ask price of warrants were both $0.875 as of May 31, 1996. The number of holders of record for warrants were 91.

            The Company currently intends to retain its earnings (when realized) to finance future growth and therefore does not anticipate paying any cash dividends on its common stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
           (in thousands, except per share amounts)

YEAR ENDED MARCH 31,                        1996           1995            1994           1993            1992
                                           ------         ------          ------         ------          ------
  Total revenue                            $7,913         $7,188          $8,187         $5,869          $2,680

  Net loss                                ($1,452)       ($3,113)        ($2,968)       ($2,899)        ($3,720)
  Preferred stock dividend                    (27)          (253)              -              -               -
                                          -------        -------         -------        -------         -------
  Net loss applicable to common shares    ($1,479)       ($3,366)        ($2,968)       ($2,899)        ($3,720)
                                          =======        =======         =======        =======         =======

  Net loss per common share                 ($.40)        ($1.04)         ($1.55)        ($1.54)         ($2.19)
  Weighted average common
    shares outstanding                      3,655          3,242           1,913          1,878           1,701
  Total assets                             $5,193         $5,299          $5,242         $3,929          $3,021
  Long-term obligations                       $44         $   32            $648           $894            $562
  8% Redeemable Preferred Stock                 -         $1,634               -              -               -

This table should be read in conjunction with the Financial Statements provided elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
            The Company was incorporated on December 20, 1989 as a wholly owned subsidiary of Imtech. Effective December 1, 1989, the Company consummated an acquisition (the "Acquisition") of certain assets from Acctex for a purchase price paid by delivery to Acctex of 144,865 shares of Imtech's Class A Common Stock which were contributed by Imtech to the Company and valued at $335,000, and the assumption of capital lease liabilities valued at $73,000. Assets purchased from Acctex included computer software, customer support and maintenance agreements and certain trade names. Prior to the Acquisition, Acctex marketed its single user stand-alone software document indexing, storage and retrieval software primarily to end users and distributors. Following the Acquisition, the Company engaged in substantial efforts to expand the size and geographical coverage of its direct sales force and its network of distributors. The Company also engaged in efforts to enhance the acquired software with additional functions and features and marketed the stand-alone single user software under the COINSERV trademark. Imtech provided working capital for operations through periodic advances to the Company.

            At the end of fiscal 1991, the Company revised its business objectives by changing its primary focus to a strategy of developing and marketing more complex client/server software that is designed to be integrated into a customer's existing local or wide area network and to receive computer generated documents directly from the customer's existing host computer. During this period, the Company also undertook to develop significant additional software functions, to develop additional COINSERV versions that operate compatibly with the computer operating systems and equipment of additional vendors of computer servers and optical disk drives. The Company believed it was in its best long-term interest to adopt a strategy of focusing on the development and sale of client/server software in order to serve a larger potential market for document storage, indexing and retrieval software that can be used concurrently by multiple computer operators connected to the COINSERV server through a customer's existing local or wide area network.

            On April 21, 1994, the Company received net proceeds of approximately $7,159,000 from an initial public offering of its equity securities. The Company used the proceeds of its public offering to enhance the COINSERV software and develop new products, hire software developers, system engineers, and customer support personnel and significantly increase marketing spending. The following discussion should be read in conjunction with the "Selected Financial Data" above and the financial statements and notes thereto contained elsewhere in this document.

            On March 28, 1996 the Company acquired certain assets from a non-affiliated company known as Courtland Group, Inc. ("Courtland"). The purchase of assets transaction involved the payment by the Company to or on behalf of Courtland of the sum of $679,000 in cash, common stock, and a note payable, plus assumption of debt, plus assumption of $96,000 in accrued liabilities.

COMPARISON OF RESULTS OF OPERATIONS
            The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to revenue.

                                          FISCAL YEAR ENDED MARCH 31,
                                          ---------------------------
                                  1996                1995                1994
                                  ----                ----                ----
Revenue                           100%                100%                100%
Cost of revenue                    42                  49                  53
Expenses                           73                  87                  71
Non-recurring charges.              4                   7                   -
Write-off of registration cost      -                   -                   4
                                  ---                 ---                 ---
Loss from operations              (19)                (43)                (28)
Interest income - net               1                   -                  (8)
                                  ---                 ---                 ---
Net loss                         (18%)               (43%)               (36%)
                                  ===                 ===                 ===

COMPARISON OF  FISCAL YEARS ENDED MARCH 31, 1996 VERSUS MARCH 31, 1995

REVENUE. The following chart compares INSCI's revenue for fiscal 1996 versus fiscal 1995: (in thousands)

                                          FISCAL YEAR ENDED MARCH 31,
                                          ---------------------------
                               1996             1995                % CHANGE
                               ----             ----                --------
Software                      $4,099           $3,939                    4%
Hardware                         884              996                  (11)
                              ------           ------
  Total product revenue        4,983            4,935                    1
                              ------           ------
Services                       1,172              763                   54
Maintenance                    1,758            1,490                   18
                              ------           ------
  Total services revenue       2,930            2,253                   30
                              ------           ------
Total revenue                 $7,913           $7,188                   10%
                              ======           ======

            INSCI sells, installs and supports imaging, print-on-demand, and data management and archival storage software products. Sales to end users generally include software, optical storage hardware, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI also sells software products directly to VARs and distributors. Revenue is net of discounts and allowances given to third party VARs and distributors. INSCI reported revenue of $7,913,000 in fiscal 1996, an increase of $725,000, or 10%, from revenue of $7,188,000 for fiscal 1995. Product revenues were $4,983,000 for fiscal 1996 compared to $4,935,000 for fiscal 1995, an increase of $48,000 or 1%.

             Services revenue, which includes charges for systems integration and consulting, custom applications, installation, training, and maintenance, totaled $2,930,000 in fiscal 1996, an increase of $677,000 (30%) over service revenue of $2,253,000 in fiscal 1995. This increase is primarily attributable to the growth of the systems integration and consulting revenues which increased to $683,000 in fiscal 1996 from $32,000 in fiscal 1995, due to the emphasis the Company started placing in fiscal 1996 on providing customers with a broader range of services complementary to their complete document management system needs.

            COST OF REVENUE. Total cost of revenue for fiscal 1996 was $3,311,000 or 42% of sales, compared to $3,504,000, or 49% of sales, for fiscal 1995.

            Cost of revenue for product sales increased to $1,784,000 or 36% of product revenue in fiscal 1996 as compared to $1,387,000 or 28% of sales in fiscal 1995. Costs associated with product sales include the costs of hardware and software products purchased from third parties for resale, and amortization of capitalized software development and capitalized purchased software costs. Costs of product revenue varies depending upon the mix of software and hardware included in total system revenue. The increase in cost of product revenue is primarily due to the increase in the level of charges pertaining to the amortization of capitalized software development which increased to $760,000 in fiscal 1996 from $218,000 in fiscal 1995 as a result of the commencement in April 1995 of amortization of the development costs for the COINSERV 2.2 product. This increase was partially offset by an improvement in margin on hardware sales due to lower discounting.

            Costs associated with service revenues reflect principally the costs of systems integration, consulting, and customer support personnel, and the cost of third-party services and hardware maintenance subcontracts. These decreased to $1,527,000 or 52% of services revenue in fiscal 1996 from $2,117,000 or 94% in fiscal 1995. The decrease in costs reflects the change in the mix of support staff levels in fiscal 1996, and $162,000 less in costs associated with hardware maintenance due to the exclusive use of third party contracted services for all of fiscal 1996, and less of services provided by outside contractors and companies.

            SALES AND MARKETING. Sales and marketing expenses were $2,459,000, or 31% of revenue, for fiscal 1996, as compared to $3,070,000 or 43% of revenue, for fiscal 1995. This decrease was attributable to a change in compensation programs and lower travel expenses, and reduced spending on consultants.

            PRODUCT DEVELOPMENT. Product development expenses increased to $1,878,000 (before capitalization of software development expenses of $120,000, resulting in net expenses of $1,758,000) or 24% of revenue in fiscal 1996 compared to $2,185,000 (before capitalization of software development expenses of $821,000 resulting in net expense of $1,364,000) or 30% of revenue in fiscal 1995. While there was only a small change in total spending, the level of capitalization of software development costs dropped $701,000 as a greater proportion of the development staff's time was devoted to sustaining engineering tasks. In addition, during fiscal 1996 the Company commenced a program to reduce its cost of product development by having selected product development performed under a fixed price contract basis by a programming company in Sri Lanka.

            GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,542,000, or 20% of revenue, for fiscal 1996, as compared to $1,871,000, or 26% of revenue, for fiscal 1995. The decrease is primarily due to lower compensation related costs, and a reduction in facilities expense.

            NON-RECURRING CHARGES. The Company paid $250,000 in fiscal 1996 to Marine Midland Bank ("Marine") in full settlement of all claims with respect to a dispute over a 1993 sublease of office space from Marine. In addition, in fiscal 1996, the Company recorded a charge of $75,000 for a fee paid to Bank of New York Financial Corp. ("BNY") in April 1996 to terminate, at the Company's request, the Company's credit facility with BNY. The Company incurred $500,000 of expense in fiscal 1995 in conjunction with its move from White Plains, NY to its new headquarters in Westborough, MA. These expenses included the costs of relocating employees and equipment, and employee severance and replacement costs.

            INTEREST INCOME/EXPENSE. Interest income was $70,000 in fiscal 1996 partially offset by $42,000 in connection with the 10% subordinated notes. Interest income net of $8,000 for fiscal 1995 represents interest income of $64,000 offset by interest expense consisting of charges of $45,000 on intercompany advances from Imtech, and $11,000 of interest charges from borrowings under its external credit facility.

            NET LOSS. The net loss for fiscal 1996 was $1,452,000 or 18% of revenue compared to a net loss of $3,113,000 or 43% of revenue for fiscal 1995. The decrease in the net loss principally resulted from increased system integration and maintenance revenues, and lower compensation related expense due to lower sales staffing levels and lower commission and bonus expenses.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1995 VERSUS MARCH 31,1994

            REVENUE.
            The following chart compares INSCI's revenue for fiscal 1995 to revenue for fiscal 1994: (in thousands)

                                           FISCAL YEAR ENDED MARCH 31,
                                           ---------------------------
                                            1995               1994
                                           ------             ------
Software                                   $3,939             $3,791
Hardware                                      996              2,771
                                           ------             ------
  Total Product Revenue                     4,935              6,562
                                           ------             ------
Services                                      763                584
Maintenance                                 1,490              1,041
                                           ------             ------
  Total Service Revenue                     2,253              1,625
                                           ------             ------
Total Revenue                              $7,188             $8,187
                                           ======             ======

            INSCI sells, installs and supports document and data management and archival storage software products. Sales to end users generally include software, optical storage hardware, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI also sells software products directly to VARs and distributors. Revenue is net of discounts and allowances given to third party VARs and distributors. INSCI reported revenue of $7,188,000 in fiscal 1995, a decrease of $999,000, or 12%, from revenue of $8,187,000 for fiscal 1994. Product revenues were $4,935,000 for fiscal 1995 compared to $6,562,000 for fiscal 1994, a decrease of $1,627,000 or 25%. Starting in fiscal 1995 the Company no longer sells computer systems but rather only optical storage devices for use in conjunction with its software products. This resulted in a decrease in hardware revenue in fiscal 1995 to $996,000 as compared to $2,771,000 in fiscal 1994 - a decrease of $1,775 ,000.

             Services revenue, which includes charges for custom applications, installation, training, consulting, and maintenance, totaled $2,253,000 in fiscal 1995, an increase of $628,000 (39%) over service sales of $1,625,000 in fiscal 1994. This increase is primarily attributable to the growth of the Company's installed base and a corresponding increase in revenue from maintenance contracts which increased to $1,490,000 in fiscal 1995 as compared to $1,042,000 in fiscal 1994.

            COST OF REVENUE. Total cost of revenue for fiscal 1995 was $3,504,000 or 49% of sales, compared to $4,338,000, or 53% of sales, for fiscal 1994. Costs associated with product sales include the costs of hardware and software purchased for resale, and amortization of capitalized software development. Costs of product revenue varies depending upon the mix of software and hardware included in total system revenue. The decrease in cost of product revenue reflects the higher proportion of high profit margin software product revenue in fiscal 1995 than in fiscal 1994 and the $1,775,000 decrease in low profit margin hardware sales.

            Costs associated with services revenues reflect principally the costs of customer support personnel, and the cost of third-party services and hardware maintenance subcontracts. These increased to $2,117 ,000 or 94% of services revenue in fiscal 1995 from $1,462,000 or 89% in fiscal 1994. The increase in costs reflects the expansion of the customer support staff in fiscal 1995 to meet the needs of the increased customer base, and the use of a greater amount of services provided by outside contractors and companies.

            SALES AND MARKETING. Sales and marketing expenses were $3,070,000, or 43% of revenue, for fiscal 1995, as compared to $2,541,000 or 31% of revenue, for fiscal 1994. This increase was attributable to increased compensation and travel expenses, and increased spending on marketing programs and consultants.

            PRODUCT DEVELOPMENT. Product development expenses increased to $2,185,000 (before capitalization of software development expenses of $821,000) or 30% of revenue in fiscal 1995 compared to $1,445,000 (before capitalization of software development expenses of $298,000) or 18% of revenue in fiscal 1994. This increase was primarily due to increased compensation, supplies and consultant expenses as a result of the expansion of the Company's development activities subsequent to the completion of the Company's IPO in April 1994.

            GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,871,000, or 26% of revenue, for fiscal 1995, as compared to $2,145,000, or 26% of revenue, for fiscal 1994. The decrease is primarily due to lower consulting costs, lower management charges from Imtech, and $275,000 less provision for bad debts.

            NON-RECURRING CHARGE. The Company incurred $500,000 of expense in fiscal 1995 in conjunction with its move from White Plains, NY to its new headquarters in Westborough, MA. These expenses included the costs of relocating employees and equipment, and employee severance and replacement costs.

            INTEREST INCOME/EXPENSE. Interest income-net of $8,000 for fiscal 1995 represents interest income of $64,000 offset by interest expense consisting of charges of $45,000 on intercompany advances from Imtech, and $11,000 of interest charges from borrowings under its external credit facility. The decrease from interest expense-net of $654,000 in fiscal 1994 is due to the receipt of approximately $7,159,000 in net proceeds from the Company's IPO in April 1994.

            NET LOSS. The net loss for fiscal 1995 was $3,113,000 or 43% of revenue compared to a net loss of $2,968,000 or 36% of revenue for fiscal 1994. The increase in the net loss principally resulted from increased spending on sales and marketing programs, and relocation costs.

LIQUIDITY AND CAPITAL RESOURCES
            The Company's cash flows are summarized below for the periods indicated: (in thousands)

                                             FISCAL YEAR ENDED MARCH 31,
                                            1996                   1995
                                            ----                   ----
Cash provided by (used in)
  Operating activities                    $  (524)                $(1,478)
  Investing activities                       (750)                 (1,555)
  Financing activities                        105                   4,638
                                          -------                  ------
    Increase(decrease) in cash            $(1,169)                 $1,605
                                          =======                  ======

            The Company used $524,000 in operations in fiscal year 1996 reflecting the impact of the Company's net loss and growth in accounts receivable offset in part by higher non-cash expenses such as depreciation and amortization, plus the increase in accounts payable and accrued liabilities. The Company used $750,000 in its investing activities due to purchases of equipment, additions to capitalized software development costs and purchased software, and the acquisition of the assets of Courtland Group, Inc.. Financing activities generated $105,000 reflecting the sale of additional common and preferred stock, net of the redemption in full of the outstanding preferred stock held by Imtech.

            Working capital at March 31, 1996 was $60,000 compared to working capital of $883,000 at March 31, 1995. This reflects the draw-down of cash balances at March 31, 1995 to fund the Company's activities during fiscal year 1996, and the absence of any significant net funds from financing activities during the year.

            Prior to April 21, 1994, Imtech provided working capital advances to the Company. As of March 31, 1994, the outstanding balance of advances from Imtech to the Company was approximately $6,461,000. Of the proceeds of the IPO, the Company used $2,327,000 to partially repay the principal portion of such indebtedness. The remaining unpaid balance at April 21, 1994 of approximately $4,134,000 was converted into 41,343 shares of the Company's preferred stock.

            Effective December 15, 1994 Imtech converted 25,000 shares of the Company's preferred stock into 500,000 shares of the Company's common stock. On June 15, 1995, the Company completed a private placement of 90-Day Subordinated Notes (the "Notes") which were repayable in cash or in shares of the Company's 10% Convertible Redeemable Preferred Stock ("10% Preferred Stock"). A total of $1,200,000 of Notes were sold with net proceeds to the Company of approximately $950,000. Utilizing the net proceeds of the offering, the Company paid $1,000,000 to Imtech to redeem the outstanding balance of 16,343 shares of its 8% preferred stock, par value $100 per share, issued in April 1994, and to satisfy approximately $195,000 of net accrued dividends.

            On April 21, 1994, the Company received net proceeds of approximately $7,159,000 (before repayment of $2,327,000 of intercompany advances to Imtech) from its IPO of 1,250,000 units ("Units"). Each Unit consisted of one share of he Company's common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one-half of one share of common stock. Two warrants may be exercised at an aggregate exercise price of $9.00, subject to adjustment under certain circumstances, at any time after the warrants became separately transferable, until 48 months from the date of the offering. The warrants are redeemable by the Company at $.05 per warrant upon 30 day's notice mailed within 20 consecutive trading days. The Company has used the proceeds of the IPO to enhance the COINSERV software product and to develop other new software products, to purchase additional computer equipment, to expand its administrative staff, to increase marketing efforts and promotional expenditures, and for working capital and general corporate purposes.

            In February 1994, the Company and Imtech completed a financing arrangement (the "agreement") with BNY Financial Corp. ("BNY") for a three-year credit facility which replaced the previous facility the companies had with Congress Financial Corp. The ability of INSCI to borrow under the financing arrangement was suspended by BNY during fiscal year 1995. In March 1996, Company and BNY agreed to terminate and settle all claims pursuant to the financing agreement for the sum of $75,000 which the Company paid to BNY in full settlement of all claims of BNY under the agreement. For a period of sixty (60) days from the termination, BNY will maintain a limited lien of up to $50,000 to guaranty and indemnify BNY against any customer payments that may be returned. BNY released its claim on all other pledged tangible and intangible assets of the Company except for the $50,000 indemnification as provided in the termination agreement. The Company is presently seeking to establish a credit facility with another financial institution.

            On June 15, 1995, the Company completed a private placement of 90-Day Subordinated Notes (the "Notes") which were repayable in cash or in shares of the Company's 10% Convertible Redeemable Preferred Stock ("10% Preferred Stock"). A total of $1,200,000 of Notes were sold with net proceeds to the Company of approximately $950,000. Utilizing the net proceeds of the offering, the Company paid $1,000,000 to Imtech to redeem the outstanding balance of 16,343 shares of its preferred stock, par value $100 per share, and to satisfy approximately $186,000 of net accrued dividends.

            In October 1995, the Company notified all holders of the Notes that it was exchanging shares of the Company's 10% Convertible Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest balances due on the Notes. Effective October 15, 1995 the Company exchanged 1,240,000 shares of the Company's 10% Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest due on the Notes for the principal of its 90-Day Subordinated Notes and the accrued interest payable thereon. The Convertible Preferred Stock is convertible at the option of the holders into the Company's Common Stock as per the schedule included in the terms of the Convertible Preferred Stock Placement. In accordance with the terms, a total of 79,050 shares of preferred shares of preferred stock have been surrendered and converted into 39,260 shares of the Company's common stock during the fiscal year ended March 31, 1996.

            The Company has no fixed capital commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by this Item is incorporated by reference to the Table of Contents to Financial Statements and Schedules which appears on page 30 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1996 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. EXECUTIVE COMPENSATION

            The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1996 under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Directors' Compensation" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1996 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1996 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a) Financial Statements. Incorporated by reference to the list of Financial Statements on page 30 of this Report on Form 10-K.

           (b) Financial Statements Schedules. Incorporated by reference to the list of Financial Statement Schedules on page 30 of this Report on Form 10-K.

           (c.) Exhibits: Incorporated by reference to the Index of Exhibits appearing at the end of this Report on Form 10-K. Also incorporated by reference all exhibits filed on the Company's Registration Statement on Form S-1.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INSCI CORP.


                                       By:
                                       --------------------------------
                                       Dr.  E. Ted Prince,
                                       President & Chief Executive Officer


Dated June 30, 1996

                                POWER OF ATTORNEY

            KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and Dr. E. Ted Prince as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any attached amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                        TITLE                           DATE
     ---------                        -----                           ----
                              President & Chief Executive
                                Officer, Director, Acting
                                Chief Financial and Chief
/S/ Dr. E. TED PRINCE           Accounting Officer                June 30, 1996
- ------------------------
Dr. E. Ted Prince

                              Executive Vice President
                                & Chief Operating Officer,
/S/ JOHN L. GILLIS              Director                          June 30, 1996
- ------------------------
John L. Gillis

/S/ LEONARD GARTNER           Director                            June 30, 1996
- ------------------------
Leonard Gartner

/S/ RICHARD T. GERSTNER       Director                            June 30, 1996
- ------------------------
Richard T. Gerstner

/S/ FRANCIS X. MURPHY         Director                            June 30, 1996
- ------------------------
Francis X. Murphy

/S/ ROBERT H. OXENBERG        Director                            June 30, 1996
- ------------------------
Robert H. Oxenberg

                              Vice President-Finance &
                                Administration, Chief Financial
- ------------------------        and Accounting Officer
John E. Steinkrauss(1)


- ------------------------      Director
Olin H. Broadway, Jr. (2)


- ------------------------      Director
David W. Grace (3)

(1) Mr. Steinkrauss resigned as Chief Financial Officer in May 1996. Mr. Steinkrauss did not have any disagreement with the Company related to its operations, policies, or practices.

(2) Mr. Broadway resigned as director in September 1995. Mr. Broadway did not have any disagreement with the Company related to its operation, policies, or practices.

(3) Mr. Grace resigned as director in September 1995. Mr. Grace did not have any disagreement with the Company related to its operations, policies, or practices.

                  TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements                                                    Page
- --------------------                                                    ----

    Report of Independent Accountants                                    F-1

    Report of  Independent Certified Public Accountants                  F-2

    Balance Sheets as of March 31, 1996 and 1995                         F-3

    Statements of Operations for the Years Ended                         F-4
      March 31, 1996, 1995, and 1994

    Statements of Stockholders' Equity (Deficiency) for the Years        F-5
      Ended March 31, 1996, 1995, and 1994

    Statements of Cash Flows for the Years Ended March 31, 1996,         F-6 & 7
      1995, and 1994

    Notes to Financial Statements                                        F-8



Financial Statement Schedules
- -----------------------------

        Schedule
        --------

    II -  Valuation and Qualifying Accounts                              F-26

            Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
  INSCI Corp.



     We have audited the accompanying balance sheets of INSCI Corp. as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INSCI Corp. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      We have also audited Schedule II for the years ended March 31, 1996 and 1995. In our opinion, this schedule presents fairly the information required to be set forth therein.

     As discussed in Note M to the financial statements, the U.S. Securities and Exchange Commission ("SEC") has issued an order, dated April 13, 1995, directing a private investigation of INSCI Corp. and Information Management Technologies Corporation. The ultimate outcome of the investigation cannot presently be determined, and no provision for any liability or impairment of asset carrying value that may result has been made in the financial statements.


                                      /s/ Mahoney Cohen Rashba & Pokart, CPA, PC
                                          MAHONEY COHEN RASHBA & POKART, CPA, PC

New York, New York
May 10, 1996, except for Notes R(2) and R(3) as to which the dates are June 28, 1996 and June 26, 1996, respectively

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





BOARD OF DIRECTORS
      INSCI CORP.



      We have audited the accompanying statements of operations, stockholders' equity (deficiency), and cash flows for the year ended March 31, 1994 of INSCI Corp., (a Delaware corporation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flow for the year ended March 31, 1994, in conformity with generally accepted accounting principles.

      We have also audited Schedule II for the year ended March 31, 1994. In our opinion, this schedule presents fairly the information required to be set forth therein.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses in recent years including a loss for the year ended March 31, 1994 of approximately $3,000,000 and has experienced deficiency in cash flows from operations for all periods presented in the accompanying financial statements. In addition, the Company has a deficiency in working capital of approximately $6,200,000 and a deficiency in stockholders' equity of approximately $4,700,000 as of March 31,1994. We have been informed by management that the Company has continued to sustain losses and experienced deficiency in cash flows from operations subsequent to March 31, 1994. Further, we have been informed by management that the Company expects to continue to incur losses through the year ended March 31, 1995. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on the attainment of profitable operations and generating of sufficient cash flows to support operations and to meet its obligations on a timely basis, including meeting the covenants and restrictions of its financing agreements. In view of these matters, recoverability of a major portion of the recorded asset amounts at March 31, 1994, is dependent upon the attainment of profitable operations and the ability to generate cash flows sufficient to support future operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.






GRANT THORNTON LLP

New York, New York
June 28, 1994

                                                    INSCI CORP.
                                                   BALANCE SHEETS
                                        (in thousands, except share amounts)

                                                      ASSETS                                            MARCH 31,
                                                                                                 1996              1995
                                                                                               --------          --------
Current assets:
    Cash and cash equivalents (Notes B-2 and B-9)                                              $    436          $  1,605
    Accounts receivable, net of allowance for doubtful accounts
      of $100 in 1996 and 1995 (Note B-9)                                                         2,102             1,158
    Inventory (Note B-3)                                                                             12                37
    Prepaid expenses and other current assets                                                       140               115
                                                                                               --------          --------
      Total current assets                                                                        2,690             2,915
Property and equipment, net (Notes B-6 and D)                                                       833             1,031
Other assets:
    Capitalized software development costs, net of
       accumulated amortization of $536 in 1996 and $284 in 1995 (Note B-4)                         633             1,231
    Purchased software, net of accumulated
       amortization of $42 in 1996 and $0 in 1995 (Notes B-4 and Q)                                 961                75
    Other                                                                                            76                47
                                                                                               --------          --------
      Total other assets                                                                          1,670             1,353
                                                                                               --------          --------
Total Assets                                                                                   $  5,193          $  5,299
                                                                                               ========          ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable- current portion (Note H)                                                     $     48          $      -
    Accounts payable                                                                                661               345
    Accrued and other liabilities                                                                 1,064               736
    Customer deposits (Note B-1)                                                                    257               210
    Dividends payable - preferred stock (Notes K and L)                                               -               168
    Deferred maintenance revenue (Note B-1)                                                         574               541
    Capital lease obligations - current portion (Note F)                                             26                32
                                                                                               --------          --------
      Total current liabilities                                                                   2,630             2,032

Long term debt:
Note payable - less current portion (Note H)                                                         44                 -
Capital lease obligations - less current portion (Note F)                                             -                32
                                                                                               --------          --------
       Total long term debt                                                                          44                32

8% Redeemable preferred stock, $100.00 par value: 50,000 shares
    authorized; 16,343 shares issued and outstanding in 1995 (Notes K and L)                          -             1,634

Commitments and contingencies (Notes E,F,K,L,M,O, and Q)

Stockholders' equity (Notes B-8,G,I,J,K,L,M,N,O and P):
    10% Convertible Redeemable preferred stock, $.01 par value: authorized                           12                 -
         10,000,000 shares: 1,160,950 shares issued and outstanding in 1996
          Liquidation preference of $1,161 (Notes K and L)
    Common stock, $.01 par value: authorized 40,000,000 shares;
         issued and outstanding 3,864,011 in 1996 and 3,640,002 in 1995                              38                36
    Additional paid-in capital                                                                   17,326            14,943
    Accumulated deficit                                                                         (14,857)          (13,378)
                                                                                               --------          --------
      Total stockholders' equity                                                                  2,519             1,601
                                                                                               --------          --------
Total Liabilities and Stockholders' Equity                                                     $  5,193          $  5,799
                                                                                               ========          ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI CORP.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                 YEARS ENDED MARCH 31,
                                              1996      1995        1994
                                            -------  --------    -------
Revenue
  Product                                   $ 4,983  $  4,935    $ 6,562
  Services                                    2,930     2,253      1,625
                                            -------  --------    -------
    Total revenue                             7,913     7,188      8,187

Cost of revenue
  Product                                     1,784     1,387        *
  Services                                    1,527     2,117        *
                                            -------  --------    -------
    Total cost of revenue                     3,311     3,504      4,338
                                            -------  --------    -------
Gross margin                                  4,602     3,684      3,849

Expenses
  Sales and marketing                         2,459     3,070      2,541
  Product development                         1,758     1,364      1,147
  General and administrative                  1,542     1,871      2,145
  Non-recurring charges (Note C )               325       500         -
  Write-off of registration costs (Note N )      -         -         330
                                            -------  --------    -------
    Total expenses                            6,084     6,805      6,163
                                            -------  --------    -------

Loss from operations                         (1,482)   (3,121)    (2,314)
Interest income (expense):
  Interest income                                70        64         20
  Interest expense - third party                (40)      (11)       (87)
  Interest expense - related party               -        (45)      (587)
                                            -------  --------    -------
                                                 30         8       (654)
                                            -------  --------    -------
Net loss                                     (1,452)   (3,113)    (2,968)
Preferred stock dividend                        (27)     (253)        -
                                            -------  --------    -------
Net loss applicable to common shares        $(1,479) $ (3,366)   $(2,968)
                                            =======  ========    =======
Net loss per common share (Note B-8)        $ (0.40) $  (1.04)   $ (1.55)
                                            =======  ========    =======
Weighted average common
  shares outstanding (Notes B-8 )             3,655     3,242      1,913
                                            =======  ========    =======

* Segregation within Cost of revenue for products and services not available in 1994

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                   INSCI CORP.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)

                   Years ended March 31, 1996, 1995, and 1994
                      (in thousands, except share amounts)

                                                  Common Stock         Preferred Stock    Additional
                                              No. of                  No. of                Paid-in    Accumulated
                                              Shares      Amount      Shares    Amount      Capital      Deficit         Total
                                           -----------    ------    ----------- ------    ---------    -----------       -----
BALANCE, MARCH 31, 1993                     5,670,002   $ 57            -        -         $ 5,263      $ (7,044)         $(1,724)

    1 for 3 reverse stock split            (3,780,000)   (38)           -        -              38             -                -
    Net loss                                        -      -            -        -               -        (2,968)          (2,968)
                                            ---------   ----    ---------      ---         -------      --------          -------
BALANCE, MARCH 31, 1994                     1,890,002     19            -        -           5,301       (10,012)          (4,692)

    Issuance of 1,250,000 units,
     net of issuance costs of $1,591        1,250,000     12            -        -           7,147             -            7,159
    8% Preferred stock dividends                    -      -            -        -               -          (253)            (253)
    8% Preferred stock conversion to
      common stock at $5.00 per share         500,000      5            -        -           2,495             -            2,500
    Net loss                                        -      -            -        -               -        (3,113)          (3,113)
                                            ---------   ----    ---------      ---         -------      --------          -------
BALANCE, MARCH 31, 1995                     3,640,002     36            -        -          14,943       (13,378)           1,601

    Preferred stock dividends                       -      -            -        -               -           (27)             (27)
    Redemption of 8% preferred stock                -      -            -        -             820             -              820
    Conversion of subordinated notes
     to 10% preferred stock                         -      -    1,240,000      $12             964             -              976
    10% Preferred stock conversion to
      common stock                             39,260      -      (79,050)       -               -             -                -
    Common stock issued as dividend
      on 10% preferred stock                   16,082      -            -        -               -             -                -
    Common stock issued for purchase
       of assets of Courtland Group, Inc.      89,681      1            -        -             255             -              256
    Acquisition cost/stock options issued
       stock options issued at less than
       fair market value                            -      -            -        -             138             -              138
    Sale of common stock                       75,054      1            -        -             199             -              200
    Exercise of stock options                   3,932      -            -        -               7             -                7
    Net loss                                        -      -            -        -               -        (1,452)          (1,452)
                                            ---------   ----    ---------      ---         -------      --------          -------
BALANCE, MARCH 31, 1996                     3,864,011   $ 38    1,160,950      $12         $17,326      $(14,857)         $ 2,519
                                            =========   ====    =========      ===         =======      ========          =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             INSCI CORP.
                                      STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                                                                         YEARS ENDED MARCH 31,
                                                                                1996           1995           1994
                                                                              --------       --------       --------
Cash flows from operating activities:
  Net loss                                                                     ($1,452)       ($3,113)      ($2,968)
  Reconciliation of net loss to net cash used in operating activities:
    Interest on note exchanged for preferred stock                                  40
    Depreciation and amortization                                                  454            402           182
    Amortization of software costs                                                 760            218           427
    Provision for doubtful accounts                                                  -            (89)          194
    Provision for loss on loan to officer                                            -            150             -
    Write-off of registration costs                                                  -              -           330
    Changes in assets and liabilities:
      Accounts receivable                                                         (944)         1,487        (1,671)
      Inventory                                                                     25            386           445
      Prepaid expenses and other current assets                                    (25)            52            (3)
      Accounts payable                                                             276           (958)          241
      Accrued and other liabilities                                                317            138           287
      Customer deposits                                                             47             54          (323)
      Deferred maintenance revenue                                                 (22)          (205)          462
                                                                              --------       --------       -------
Net cash used in operating activities                                             (524)        (1,478)       (2,397)
Cash flows from investing activities:
    Additions to capitalized software development costs                           (120)          (821)         (299)
    Additions to purchased software costs                                         (114)             -            -
    Capital expenditures                                                          (245)          (646)         (298)
    Purchase of certain assets of Courtland Group, Inc.                           (242)             -             -
    Other assets                                                                   (29)           (88)           (8)
                                                                              --------       --------       -------
Net cash used in investing activities                                             (750)        (1,555)         (605)
Cash flows from financing activities:
    Proceeds from sale of common stock                                             200          8,750             -
    Proceeds from exercise of stock options                                          7              -             -
    Proceeds from sale of 90-day Subordinated Notes                              1,200              -             -
    Payment of financing costs                                                    (250)        (1,084)         (507)
    Redemption of preferred stock and dividends                                 (1,000)             -             -
    Payment of preferred stock dividends                                             -            (85)            -
    Advances from (repayments to ) Imtech                                            -         (2,327)        3,932
    Repayment of revolving credit facility                                           -           (587)         (306)
    Repayment of current portion of long-term debt                                   -              -           (65)
    Payment of capital lease obligations                                           (52)           (29)          (52)
                                                                              --------       --------       -------
Net cash provided by financing activities                                          105          4,638         3,002
                                                                              --------       --------       -------
Net change in cash and cash equivalents                                         (1,169)         1,605             -
Cash and cash equivalents at beginning of year                                   1,605              -             -
                                                                              --------       --------       -------
Cash and cash equivalents at end of year                                      $    436       $  1,605       $     -
                                                                              ========       ========       =======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             INSCI CORP.
                                  STATEMENTS OF CASH FLOWS (CONTINUED)
                                            (in thousands)
                                                                                       YEARS ENDED MARCH 31,
                                                                                1996           1995          1994
                                                                              --------       --------       -------
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest                                                                  $    -         $     56       $   74
                                                                              ========       ========       ======
    Income taxes                                                              $    -         $    -         $   -
                                                                              ========       ========       ======

Supplemental disclosure of financing information:
    Conversion of advances from parent to preferred stock                     $    -         $  4,134       $   -
                                                                              ========       ========       ======
    Accrued preferred stock dividends                                         $    -         $    168       $   -
                                                                              ========       ========       ======
    Conversion of note payable to preferred stock                             $  1,240       $    -         $   -
                                                                              ========       ========       ======

Supplemental information on non cash investing and financing activities:

In April 1994, Imtech and the Company exchanged $4,134,000 of intercompany indebtedness for 41,343 shares of the
Company's 8% redeemable preferred stock. (Notes I and L-2)

In December 1994, Imtech converted 25,000 shares of the Company's 8% redeemable preferred stock into 500,000 shares of the Company's common stock. (Notes J and L-2)

During fiscal year 1995, the Company converted $2,500,000 of the 8% redeemable preferred stock to common stock.

In June 1995, the Company redeemed in full the outstanding balance of $1,634,000 of 8% redeemable preferred stock held by Imtech and the $186,000 of preferred stock dividends payable thereon, for the sum of $1,000,000. The difference of $820,000 was recorded as additional paid-in capital. (Notes J and L-2)

In November 1995, the Company issued 40,000 shares of its 10% preferred stock in payment of the interest due on its
90-day Subordinated Notes. (Note K)

During fiscal year 1996, the Company issued 16,082 shares of its common stock in payment of the dividend due on its
10% preferred stock. (Notes K and L-6)

In fiscal year 1996 the Company issued common stock with a value of $138,000 in connection with the acquisition of certain assets from Courtland Group, Inc. and software from Custom Solutions, Inc.

In March 1996, the Company issued 89,681 shares of common stock and issued a note payable, at no interest, ratably over a two year term in conjunction with its purchase of the assets of Courtland Group, Inc. (Note L-5 and R)


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI CORP.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


NOTE A - ORGANIZATION OF THE COMPANY

     INSCI Corp. was incorporated in 1989. Until January 1996, the Company was a majority-owned subsidiary of Information Management Technologies Corporation ("Imtech"). As of March 31, 1996, Imtech owns approximately 38% of the Company's outstanding common stock. The Company develops, markets and supports client/server electronic printing and document management software utilizing optical disk and CD storage technology to store, index, archive, retrieve, and distribute computer generated documents and scanned images including statements, reports, invoices and transaction data. The Company also provides an extensive range of systems integration and consulting services based upon its expertise in integrated output management, electronic printing, print-on-demand, data storage, data warehousing and data mining.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     1. Revenue Recognition

         Revenue from the sale of INSCI's multi-user system installations which require significant customization is recognized upon customer acceptance, when there are no longer significant obligations to be fulfilled and when collectibility is probable and imminent. Stand-alone version installations do not require significant obligations after delivery of the hardware and software. Revenue on such sales is recognized upon shipment and remaining obligations, if any, are accrued. The Company's software license agreement does not (i) entitle the buyer to any right of return or exchange, or (ii) grant the customer any right to product upgrades or enhancements.

         Software maintenance revenue is recognized ratably over the contract period, generally one year. During the fourth quarter of 1994, the Company became aware that maintenance billings of approximately $485,000 had not been billed for maintenance and support services that had been provided to customers in prior periods. As a result the Company retroactively billed the customers in accordance with their maintenance contracts. The Company has arranged with a third party provider to perform all customer support obligations under its hardware maintenance contracts. Consequently, the Company recognizes hardware maintenance revenue upon commencement of the contract period.

         Services revenue from consulting and systems integration is recognized upon performance of the services where the customer contract is of a time and material nature and there are no significant remaining obligations, and upon acceptance of the completed project where the contract is of a fixed price nature.

         Advance payments required from customers under contractual agreements, which have not been fulfilled, are classified as customer deposits.

     2. Cash and Cash Equivalents

         Cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less. They are carried at cost which approximates market value.

     3. Inventory

         Inventory, consisting primarily of computer hardware products purchased from third parties, is stated at the lower of cost or market. Cost is determined by the specific identification method.

     4. Intangible Assets

         A. Capitalized Software Costs

         The Company capitalizes the qualifying costs of developing its software products. Capitalization of costs requires that technological feasibility has been established. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When the software is fully documented and available for unrestricted sale, capitalization of development costs ceases, and amortization commences based on either a straight-line basis for a period of months (presently 24 months) or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

         Realization of capitalized software costs is subject to the Company's ability to market its software products in the future and generate cash flows sufficient to support future operations. Capitalized software costs totaled $120,000, $821,000, and $299,000 during the years ended March 31, 1996, 1995 and 1994, respectively. Amortization of capitalized software costs totaled $718,000, $218,000 and $427,000 during the years ended March 31, 1996, 1995 and 1994, respectively, and is included in cost of revenue in the accompanying Statements of Operations.

         B. Purchased Software

         The Company capitalizes as Purchased Software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with the Company. The cost of the software is presently amortized over a period of two years. The amortization period is re-evaluated quarterly with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Purchased software costs totaled $593,000, and $75,000 during the years ended March 31, 1996 and 1995, respectively. Amortization of purchased software costs totaled $42,000, during the year ended March 31, 1996, and is included in cost of revenue in the accompanying Statements of Operations.

     5. Income Taxes

         The Company's results of operations were reported as part of Imtech's consolidated group for Federal income tax purposes up to and including the year ended March 31, 1994. Effective for fiscal 1995 and subsequent years the Company has filed separate tax returns and income tax, if any, was calculated on a separate company basis.

     6. Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Property leased under capital leases is amortized over the lesser of its useful life or the lease term. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the determination of net income. The estimated useful lives are as follows:

                  Furniture and fixtures.................     5-7 years
                  Equipment..............................     3-5 years
                  Leasehold improvements.................     Life of lease

     7. Management Charges

         Prior to INSCI's relocation to White Plains, New York in August 1993, Imtech provided a variety of administrative services to the Company, including accounting, personnel, data processing, employee relations and other administrative services. In addition, the Company received the benefit of other corporate overhead costs which principally relate to office space, insurance coverage, telephone services, use of equipment, and other various overhead costs related to the management of the Company. Management charges were allocated to the Company based on factors determined by management of the Company to be appropriate for the particular item, including estimated time commitments of managerial personnel, sales volume, number of employees and square footage of space occupied. In the third quarter of fiscal 1995, effective with the Company's move to Westborough, Massachusetts and the hiring of its own financial and administrative staff, the charge by Imtech was discontinued. Management charges, which are included in general and administrative expenses, amounted to $92,000 and $156,000 for the years ended March 31, 1995 and 1994, respectively.

     8. Loss Per Share

         The computation of income (loss) per common and common equivalent share has been calculated on the basis of the weighted average number of common shares outstanding during the period. The effect on loss per share of outstanding options and warrants is antidilutive and has not been included in the calculation of weighted average shares outstanding.

     9. Concentrations of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its temporary cash investments in high grade overnite investments with one financial institution. The Company has not experienced any losses on these investments to date.

         The Company has not experienced significant losses relating to receivables. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers.

         The Company maintains its cash balances in one financial institution. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. At March 31, 1996, the uninsured amounts held at this financial institution were approximately $336,000.

     10. Impairment of Long-Lived Assets

         In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required.

     11. Fair Value of Financial Instruments

         Financial assets for which carrying values approximate fair value include cash, and trade and other receivables. Financial liabilities for which carrying values approximate fair value include trade and other payables, accrued expenses and liabilities as well as notes payable.

         The Company estimates that the carrying values approximate fair value due to the short maturity or market rates of interest. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Therefore, the estimates are not necessarily indicative of the amounts which could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amount.

     12. Use of Estimates

         The preparation of financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     13. Reclassifications

         The financial statements for the fiscal year ended March 31, 1994 have been reclassified to conform with the Company's current presentation. The primary changes have been the reclassification of development expenses from cost of revenue to expenses, and the reclassification of selling, general and administrative expenses into separate captions for reporting.


NOTE C - NON-RECURRING CHARGES

         The Company paid $250,000 in fiscal 1996 to Marine Midland Bank ("Marine") in full settlement of all claims with respect to a dispute over a 1993 sublease of office space from Marine. In addition, in fiscal 1996, the Company recorded a charge of $75,000 for fees paid to Bank of New York Financial Corp. ("BNY") in April 1996 to terminate, at the Company's request, the Company's credit facility with BNY. The Company incurred $500,000 of expenses in fiscal 1995 in conjunction with its move from White Plains, NY to its new headquarters in Westborough, MA. These expenses included the cost of relocating employees and equipment, and employee severance and replacement cost.

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                        MARCH 31,
                                                        ---------
                                                   1996         1995
                                                   ----         ----
Furniture and fixtures                            $  265       $  265
Leasehold improvements                               101            -
Computer and Telephone                             1,313        1,159
                                                  ------        -----
                                                   1,679        1,424
Less accumulated depreciation and amortization      (846)        (393)
                                                  ------        -----
                                                  $  833       $1,031
                                                  ======       ======

     Depreciation and amortization expense was $454,000, $402,000 and $182,000 for fiscal years 1996, 1995 and 1994, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

         (1) Effective October 1992, the Company signed a three-year consulting agreement with Robert Oxenberg, pursuant to which Mr. Oxenberg provided consulting services to the Company. At the time of this consulting agreement, Mr. Oxenberg was a director of the Company. Mr. Oxenberg resigned as a director of the Company in November 1993. This consulting agreement was terminated in November 1993. In February 1995, Mr. Oxenberg was granted 25,000 options at $1.13. Mr. Oxenberg was granted a ten-year option to acquire 10,000 shares of Common Stock at an exercise price of $7.00 per share. The option was granted under the Company's 1992 Stock Option Plan. Mr. Oxenberg was subsequently re-elected as a director in September 1994 and is currently a director of Imtech. In June 1995, the Company paid $35,000 to Mr. Oxenberg as remuneration for his efforts on behalf of the Company to secure additional financing. In September 1995, the Company signed an agreement with Mr. Oxenberg to assist INSCI to approach potential investment sources. Mr. Oxenberg was paid a retainer of 10,000 stock options at $1.66. Additionally, success fees are paid to Mr. Oxenberg when INSCI enters into a binding arrangement with investors. Success fees are 3.5% of funds raised and 25,000 shares of stock for each $1 million raised.

         (2) In April 1994, the Company loaned John L. Gillis, presently the Company's Executive Vice President and Chief Operating Officer, and his wife, the amount of $150,000 to purchase a residence in Westborough, Massachusetts. The loan carries interest at the prime rate, and all unpaid principal plus all accrued and unpaid interest is due ninety days (subject to extension by the Company) following the closing of the loan. Repayment of the loan has been extended through November 30, 1997, and in May 1996, the Company and Mr. Gillis reached an agreement on a schedule of payments which anticipates repaying the loan principal and interest in full during the course of the next two fiscal years. The loan is collateralized by a pledge of Mr. Gillis' Imtech Class A Common Stock, Imtech and certain INSCI stock options and 500 INSCI Units. This collateral has a present market value materially less than the outstanding balance of the loan. The Company established an allowance for loan loss as the underlying collateral had minimal value. The outstanding loan balance as of March 31, 1996 is $143,619, and is offset by an allowance for loan losses by the same amount. During March 1996, Mr. Gillis paid down the loan through a combination of cash payments and surrender of stock options for $30,665. Interest paid by Mr. Gillis was $24,284.

         (3) In June 1995, the Company engaged Dr. Prince as a consultant prior to Dr. Prince's employment by the Company. A total of $11,538 was paid to Dr. Prince for consulting services rendered to the Company prior to his employment. In conjunction with Dr. Prince's employment the Company paid an additional $25,000 to Dr. Prince and $25,000 to Perth Ventures for consulting fees. In June 1995, the Company commenced an interim office sharing arrangement on a month-to-month basis from Perth Ventures at a monthly charge of $2,000 per month. Dr. Prince, who is President, Chief Executive Officer and Chairman of the Board of Directors of the Company, is 100% owner in and is President of Perth Ventures. Dr. Prince is also an investor in one $25,000 unit of the Company's 10% convertible preferred stock.

         (4) In June 1995, the Company engaged Emerging Technology Ventures, Inc. ("ETVI") to manage its acquisition activities for a one year period. Mr. Francis X. Murphy ("Mr. Murphy"), who is President of ETVI, became a director of the Company in September 1995. ETVI is paid a monthly retainer of $6,000. This agreement was subsequently amended in October 1995 to include management of the Company's strategic alliance activities, and the agreement was extended until October 1996. ETVI was granted an incentive stock option to acquire 400,000 shares of the Company's common stock at an exercise price of $2.31 per share. These options are only exercisable to the extent that transactions which are contemplated in the amended agreement are completed in accordance with the terms of the agreement. For completed transactions ETVI will receive a commission, which is offset against cumulative retainer fees paid and a portion of the stock options granted will vest immediately. As a result of the company acquiring certain assets from the Courtland Group, Inc., ETVI received a fee of $33,750 which was offset against the retainer and had 43,537 options vested from the 400,000 options described above. In addition, in connection with the acquisition of the Image Express software from Customs Solution, Inc., ETVI had an additional 25,000 options vested. The aggregate options vested were valued at $138,000 and have been recorded as part of the acquisition cost.

         (5) In June 1995, the Company engaged Gartner and Associates as financial consultants to advise the Company. Mr. Leonard Gartner ("Mr. Gartner"), principal of Gartner and Associates, became a director of the Company in September 1995. Gartner and Associates was paid a monthly retainer of $4,500 plus expenses during fiscal year 1996. Pursuant to an April 1996 amendment to the agreement, Gartner and Associates will be paid a monthly retainer of $6,000 plus expenses during fiscal year 1997, and will also receive a grant of 40,000 incentive stock options at an exercise price of $4.06. 10,000 of these options vested immediately and the remainder vest at the rate of 7,500 options per quarter during fiscal year 1997.

         (6) In September 1995, Mr. Gartner and Mr. Murphy purchased 100,000 shares and 10,000 shares, respectively, of the Company's common stock from Imtech. These are restricted shares with cost free registration rights.

         (7) In September 1995, the Company entered into an agreement with Technology Providers Ltd. ("TPL") of Sri Lanka under which TPL will provide computer programming services for certain software products under development and for selected customer application projects. TPL is owned by family members of Mr. Krishan A. Canekeratne who is the Company's Senior Vice President of Development. Mr. Canekeratne has no direct ownership interest in TPL. In the opinion of management, the fees paid under this agreement are at fair market value rates.

         (8) In September 1995, the Company granted to its present and former directors the following stock options at an exercise price of $1.44 per share: one year options to purchase 10,000 shares each were granted to Messrs. Grace and Broadway, former directors of the Company, and options vesting over three years to purchase 100,000 shares each to Messrs. Gartner, Murphy and Oxenberg, the non-officer directors elected to the Board of Directors at the Annual Shareholders Meeting in September. In March 1996, the Company granted an incentive stock option vesting over three years to purchase 100,000 shares at an exercise price of $4.38 to Mr. Richard Gerstner, who joined the Board of Directors.

NOTE F - LEASE COMMITMENTS

     For financial reporting purposes, an equipment lease has been capitalized. The related asset and obligation have been recorded at present value using the 18% rate implicit in the lease. The lease is non-cancelable and expires in August 1996. The cost of equipment under the capital lease amounted to $123,000 at March 31, 1996 and March 31, 1995, with related accumulated depreciation of $94,000, and $24,000, respectively.

     The following is a schedule of the present value of future minimum lease payments under the capital lease as of March 31, 1996 (in thousands):

         Payments-year ended March 31, 1997........................      $  27
         Amount representing interest..............................          1
                                                                         -----
         Total capital lease obligations...........................         26
         Current portion of capital lease obligations..............         26
                                                                         -----
         Present value of long-term obligations under capital lease      $   0
                                                                         =====

     The Company entered into a ten-year lease for its Massachusetts headquarters office in October 1994. The Company also entered into a noncancelable lease for office space for its Courtland Imaging division's office in Maryland which expires in February 1998. As of March 31, 1996, future minimum annual rental payments under these operating leases are as follows (in thousands):
                  Year ending:
                     March 31, 1997...............................$  306
                     March 31, 1998...............................$  305
                     March 31, 1999...............................$  263
                     March 31, 2000...............................$  283
                     March 31, 2001...............................$  307
                     Thereafter ..................................$1,149

     Total rent expense, including amounts allocated from Imtech for office space in prior fiscal years, was approximately $268,000, $343,000 and $259,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE G - REVOLVING CREDIT FACILITY

         In February 1994, the Company and Imtech completed a financing arrangement with BNY Financial Corp. ("BNY") for a three-year shared credit facility. Under the BNY facility, the Company and Imtech were entitled to borrow up to the lesser of $4,500,000 or 85% of their respective eligible accounts receivable and BNY provides management and collection services with respect to such accounts receivable.

         The ability of INSCI to borrow under the financing arrangement was suspended by BNY during fiscal year 1995. In March 1996, the Company and BNY agreed to terminate and settle all claims pursuant to the financing agreement for the sum of $75,000.

NOTE H - NOTE PAYABLE

     On March 28, 1996, the Company issued a non-interest bearing, unsecured note for $100,000, subject to any rights of offset by the Company for one year. This note is payable in twenty-four equal installments commencing April 27, 1996, and is part of the consideration paid for the purchase of the assets of the Courtland Group, Inc. (see Note Q). The Company has recorded the note at its net present value.

NOTE I - INCOME TAXES

     The Company's results of operations were reported as part of Imtech's consolidated group for Federal income tax purposes up to and including the year ended March 31, 1994. At March 31, 1994, Imtech and the Company, on a consolidated basis, had net operating loss ("NOL") carryforwards for Federal income tax purposes of approximately $18,000,000 which are available to offset future taxable income and expire at various dates through the year 2009, of which approximately $10,000,000 is attributable to the Company. Following completion of the Company's initial public offering, the Company is no longer able to be included in Imtech's consolidated tax return and, therefore, the NOL carryforward of Imtech is not available to the Company. At March 31, 1996, the Company had available NOL carryforwards of approximately $14,500,000 resulting from operating losses during fiscal years 1996 and 1995. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2011. The Company believes that an "Ownership Change" occurred in fiscal year 1996 within the meaning of Section 382 of the IRS Code. Under an ownership change, the Company will be permitted to utilize NOL carryforwards (available on the date of such change) in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (the "Section 382 limit") the fair market value of the Company's outstanding equity at the time of the ownership change and long term tax exempt rate published by the IRS.

         The Company's Section 382 limits in 1997 and beyond will be approximately $900,000 per year and accordingly, the Company will not be able to utilize its full NOL benefits. The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined

NOTE J - INTERCOMPANY ADVANCES

         As of March 31, 1994, the outstanding balance of the intercompany indebtedness owed by the Company to Imtech was approximately $6,461,000. Using a portion of the IPO proceeds in fiscal 1995 the company applied $2,327,000 to partially repay the principal portion of such indebtedness. The remaining unpaid balance at April 21, 1994 of $4,134,000 was converted into 41,343 shares of the Company's preferred stock. Effective December 15, 1994, Imtech converted 25,000 shares of the Company's preferred stock into 500,000 shares of Common Stock, leaving 16,343 shares of preferred stock outstanding. Effective June 15, 1995, the Company redeemed in full the remaining 16,343 of outstanding preferred stock. The Boards of Directors of the Company and Imtech each has adopted a policy that neither company will make further advances to the other.

NOTE K - PREFERRED STOCK

     In April 1995, the Board of Directors increased the number of authorized shares of preferred stock from 5,000,000 shares to 10,000,000 shares.

     A. 8% Redeemable Convertible Preferred Stock

         The Company had 50,000 shares of authorized Redeemable Convertible Preferred Stock with a par value of $100.00 per share. Under the terms of the preferred stock, the Company was required to pay quarterly cumulative dividends in the amount of eight percent of par value, to the extent of the Company's available cash flow and the extent that the Company's working capital ratio (current assets to current liabilities) had not reduced below .8 to 1 and the Company had positive stockholders' equity. Available cash flow is defined as the Company's net income, less a reserve for reasonably estimated capital expenditures. Commencing June 30, 1995, to the extent that there was available cash flow remaining after the cumulative quarterly dividends had been paid and to the extent that the Company's working capital ratio was not reduced below .8 to 1 and the Company had positive stockholders' equity, the Company will redeem the preferred stock over a period of six years in equal quarterly redemption. To the extent the available cash flow was not sufficient to redeem the preferred stock over this six-year period, then the Company will continue to redeem the preferred stock thereafter on a quarterly basis out of available cash flow until the preferred stock is fully redeemed. Additionally, the holders of the preferred stock may convert the preferred stock into common stock at a conversion rate of 14.29 shares of common stock for each share of preferred stock. On June 15, 1995, the Company fully redeemed all outstanding shares of the 8% Redeemable Convertible Preferred Stock. (See Note K-B)

     B. 10% Convertible Preferred Stock

         On June 15, 1995, the Company completed a private placement of 90-Day Subordinated Notes (the "Notes") which were repayable in cash or in shares of the Company's 10% Convertible Redeemable Preferred Stock ("10% Preferred Stock"). A total of $1,200,000 of Notes were sold with net proceeds to the Company of approximately $950,000. Utilizing the net proceeds of the offering, the Company paid $1,000,000 to Imtech to redeem the outstanding balance of 16,343 shares of its 8% Redeemable Convertible Preferred Stock and to satisfy approximately $186,000 of net accrued dividends.

         In October 1995, the Company notified all holders of the Notes that it was exchanging shares of the Company's 10% Convertible Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest balances due on the Notes. Effective October 15, 1995 the Company exchanged 1,240,000 shares of the Company's 10% Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest due on the Notes for the principal of its 90-Day Subordinated Notes and the accrued interest payable thereon. The Convertible Preferred Stock is convertible at the option of the holders into the Company's common stock. The holder is able to convert an amount equal to the greater of either $.10, or 50% of the average closing bid price of the common stock during the 20 days immediately preceding the date that the conversion notice is given. Conversions are scheduled to occur four (4) times annually through May 1, 1998, however, can be accelerated due to a change in control. Dividends are payable semi-annually on April 15 and October 15 of each year based on amounts accrued as of March 31 and September 30, respectively. Holders have cost free piggyback registration rights until June 15, 1998. D. H. Blair & Co., an investments firm, has an option to acquire $295,750 of 10% convertible preferred stock as well as convert such shares based on the same price and terms as current holders.

         In accordance with the terms of the conversion, a total of 79,050 shares of preferred stock have been surrendered and converted into 39,260 shares of the Company's common stock during the fiscal year ended March 31, 1996.

NOTE L - STOCKHOLDERS' EQUITY

         (1) In November 1993, the Company effected a 1-for-3 reverse common stock split. The Company did not change the number of authorized shares or the par value of the stock. All information in the financial statements gives retroactive effect to the 1-for-3 reverse common stock split.

         (2) On April 21, 1994, the Company received net proceeds of approximately $7,159,000 (before repayment of $2,327,000 of advances to Imtech from its initial public offering ("IPO") of 1,250,000 units ("Units"). Each Unit consists of one share of the Company's common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one-half of one share of common stock. Two warrants may be exercised at an aggregate exercise price of $9.00, subject to adjustment under certain circumstances, at any time after the warrants become separately transferable, until 48 months from the date of the offering. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $11.25 for a period of 20 consecutive trading days. Immediately following the completion of the offering, Imtech owned approximately 58% of the Company's outstanding common stock and 100% of the Company's 41,343 shares of outstanding 8% Redeemable Preferred Stock. Effective December 15, 1994, Imtech converted 25,000 shares of the Company's 8% Redeemable Preferred Stock into 500,000 shares of the Company's common stock. Effective June 15, 1995, the Company redeemed in full the 16,343 outstanding shares of its 8% Redeemable Preferred Stock.

         (3) At the September 1995 annual meeting, the shareholders approved an increase in the number of authorized shares of common stock from 10,000,000 shares to 40,000,000 shares.

         (4) In March 1996, the Company sold 75,054 shares of restricted common stock to two investors for the sum of $200,000.

         (5) In March 1996, the Company issued 89,681 shares of common stock as part of the acquisition costs of the assets of Courtland Group, Inc.

         (6) During fiscal year 1996, in accordance with the terms of its 10% Redeemable Preferred Stock a total of 79,050 shares of 10% Redeemable Preferred Stock were surrendered and converted into 39,260 shares of the Company's common stock. In addition, during the fiscal year ended March 31, 1996, the Company issued 16,082 shares of common stock in lieu of paying cash dividends on its 10% preferred stock.

NOTE M - COMMITMENTS AND CONTINGENCIES

     SEC Investigation

         The Securities and Exchange Commission (the "Commission") issued an order, dated April 13, 1995, authorizing a private investigation of Information Management Technologies Corp. and INSCI Corp., and its officers and directors during the period from March 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then former officers and former directors as well as one current officer and two current directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission in violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13; and failed to maintain proper books and records in violation of Section 13(b)2 of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Sections 13(b)(2)(a), Rule 13b2-1, and Rule 13b2-2 of the Exchange Act.

         In July 1995, the Commission issued a subpoena to the Company for the Company's records and a subpoena to an officer of the Company who testified with respect to matters related to the engagement and subsequent resignation in October 1994 of the Company's then independent certified public accountants, Coopers and Lybrand LLP ("Coopers"). Following the resignation, the Company filed a report on Form 8-K disclosing certain accounting questions brought to the attention of Coopers by the Company relating to adjustments made in the Company's financial statements for the quarter ended September 30, 1994. The Company subsequently reviewed these questions and in the Company's opinion concluded that such matters were accounted for in the proper periods. Management believes that it has responded satisfactorily and are not aware of any further pending issues with the Commission.

      The Company is unaware of any violations with respect to annual reports or other information disclosed by the Company during the time period stated in the order. The Company cannot predict, however, the outcome of the Commission's investigation and whether such investigation will result in any type of formal enforcement action against the Company and/or any of its officers and directors or, if so, whether any such action would have an adverse effect on the Company. An adverse outcome may result in the payment by the Company of potential fines or penalties, restrict the Company's ability to obtain additional required financing, and may result in the delisting of the Company's securities from the NASDAQ stock market. In addition, as described above, the Company is currently under a consent order relating to a prior Commission investigation. If the Company is found to have violated the existing Commission consent order, the Company and/or its officers and directors may be subject to sanctions for civil and criminal contempt and fines and/or penalties.

     Registration Rights

     The Company has granted to the holders of certain warrants and shares of the Company's common stock demand and "piggyback" registration rights with respect to the shares of common stock issued, or issuable, thereunder. Compliance with these registration rights may involve substantial expense to the Company.

       Agreement With Underwriters

     The Company granted three-year warrants to the Underwriters of its April 1994 IPO to purchase up to 125,000 Units at an exercise price of $7.70 per unit, and had granted registration rights relating to the underlying securities. In addition, the Company has agreed to indemnify the Underwriter against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended. In May 1996, the Underwriters surrendered these warrants and waived and terminated any and all anti-dilution rights with respect to the number of shares to be issued pursuant to these warrants, in exchange for new warrants, which expire on April 15, 1998 and have no anti-dilution rights, to purchase 187,500 shares of common stock at an exercise price of $3.50 per share. The Company has granted cost-free registration rights relating to the underlying shares of common stock.

     Employment Agreements

     Effective June 15, 1995, the Company entered into an employment agreement for a period of three years with Dr. E. Ted Prince ("Dr. Prince"), the Company's Chairman of the Board of Directors, President and Chief Executive Officer. Dr. Prince's employment agreement, as amended, provides for a base salary of $200,000 per annum to be paid through the term of the agreement, annual incentive bonuses based upon attainment of defined profitability criteria, 250,000 vested stock options to purchase 250,000 shares of common stock at an exercise price of $2.00 per share, and 950,000 vested stock options to purchase 950,000 shares of common stock at an exercise price of $1.66 per share. With respect to the latter options, if the employment of Dr. Prince is terminated for any reason during the thirty-six month period of the employment agreement, then he must return to the Company a pro-rata portion of the 950,000 options. The portion to be returned would be determined based upon the number of months remaining in the agreement after his termination date as a percent of the original term of thirty-six months. In the event of a change of control of the Company through merger or acquisition, the provisions with respect to return of the stock options would be waived. Dr. Prince achieved a $100,000 management incentive bonus during fiscal year 1996.

         In conjunction with Dr. Prince's employment the Company paid consulting fees of $25,000 to Dr. Prince, and $25,000 to Perth Ventures, Inc. ("Perth Ventures"). Dr. Prince is President of and has a 100% ownership interest in Perth Ventures. The agreement also provides for payment of relocation expenses and a relocation loan if Mr. Prince decides to relocate to Massachusetts. Under the terms of the agreement, Dr. Prince is permitted to continue to work as an independent consultant for Perth Ventures. If the employment of Dr. Prince is terminated for any reason other than voluntary resignation or termination for cause (as defined in the agreement) at any time through June 14, 1998, he will be paid as a severance benefit the salary and benefits due over the remaining term of his employment contract.

         The Company has employment agreements with its other executive officers which also include annual incentive bonuses based upon attainment of defined profitability criteria and other performance related objectives. If an executive officer's employment is terminated for any reason other than voluntary resignation or for cause (as defined in the agreements) then a severance benefit will be paid. The severance benefit varies from officer to officer, but is not greater in any instance than twelve month's salary and benefits. Exclusive of Dr. Prince, certain key members of management have been granted stock options as part of their compensation package. Mr. John L. Gillis and Mr. Krishan Canekeratne have 341,000 and 350,000 options, respectively.

NOTE N - REGISTRATION COSTS

     In November 1992, Imtech filed a registration statement with respect to an initial public offering of shares of its common stock. As a result of the restructuring of the customer support staff, completion of development of enhancements to improve ease of installation and customer support and negotiations to achieve a firm underwriting for the said initial public offering, the Company delayed the completion of the offering. Costs of $330,000 incurred in connection with that registration statement were charged to expense during the second quarter of fiscal 1994.

     Completion of this offering was postponed by management to the first quarter of the fiscal year ending March 31, 1995. Costs incurred in connection with this registration statement totaled approximately $507,000 during the year ended March 31, 1994. Such costs were deferred as of March 31, 1994. These costs and other costs totaling $1,084,000, incurred subsequent to March 31, 1994 in connection with the public offering, were deducted in April 1994 from the proceeds received from the public offering by a charge to additional paid-in capital.

NOTE O - STOCK OPTION PLANS

     1992 Stock Option Plan

     The 1992 Stock Option Plan (the "Plan") was adopted by the directors and approved by the stockholders of the Company in October 1992, and amended effective September 1995. The Plan is intended as an incentive to attract and retain for the benefit of Company key employees (including officers) substantially responsible for management and growth of the Company and to encourage a sense of proprietorship in such persons. The Plan was amended in September 1995 at the annual meeting to increase the number of shares authorized under the Plan from 1,000,000 to 4,000,000 shares.

     The exercise price of each option is determined by the Compensation Committee (the "Committee"), in its discretion, at the time of grant, provided that such exercise price shall not be lower than fair market value at the time of grant in the case of options that are intended to constitute incentive stock options. The aggregate fair market value (determined as of the time the option is granted) of the common stock with respect to which incentive stock options are exercisable for the first time by any optionee during any calendar year shall not exceed $100,000 in the case of incentive options.

     There were 395,804 stock options exercisable at March 31, 1996. At March 31, 1996 there were 922,065 stock options outstanding and 3,074,003 available for grant. The Company has reserved 3,996,068 shares of common stock for future issuance.

     1992 Directors Option Plan

     The Directors Option Plan (the "Directors Plan") was adopted by the Board of Directors and approved by the Company's stockholders in October 1992, and amended effective September 1995. The purpose of the Directors Plan is to make service on the Board more attractive to present and prospective directors. The Plan was amended in September 1995 to increase the number of shares authorized under the Plan from 100,000 to 1,000,000 shares.

     The Directors Plan is administered by a committee made up of at least two members of the Board of Directors. The exercise price per share of any option granted under the Directors Plan shall not be less than the fair market value of such shares on the date of grant. Eligible directors include all members of the Board of Directors who are not also employees of the Company or any parent or subsidiary of the Company. Options expire five years from the date of grant, subject to earlier termination in accordance with the terms of the Directors Plan. All rights to exercise options terminate 90 days following the date the optionee ceases to serve as a director of the Company with certain exceptions.

     There were 45,000 stock options exercisable at March 31, 1996. At March 31, 1996 there were 95,000 stock options outstanding and 905,000 available for grant. The Company has reserved 1,000,000 shares of common stock for future issuance.

         On January 16, 1996, the Company filed with the Securities and Exchange Commission two Form S-8 Registration Statements, registering the 4,000,000 and the 1,000,000 common shares reserved respectively for issuance under the Company's 1992 Stock Option Plan and the Company's 1992 Directors Option Plan.

The following is a summary of option activity under the 1992 Stock Option Plan and the 1992 Directors Option Plan:

                                              1992 STOCK OPTION PLAN          1992 DIRECTORS OPTION PLAN
                                             -------------------------        --------------------------
                                                Number           Price           Number        Price
                                             of shares       per share        of shares    per share
                                             ---------       ---------        ---------    ---------
Outstanding at April 1, 1993                         0               -           25,000        $6.00
           Granted                             305,650           $6.00           10,000         7.00
                                             ---------                          -------
Outstanding at March 31, 1994                  305,650            6.00           35,000    6.00-7.00
           Granted                                   0               -           50,000         1.13
           Canceled                        [a] (60,348)           6.00          (10,000)        6.00
                                             ---------                          -------
Outstanding at March 31, 1995                  245,302            6.00           75,000    1.13-7.00
           Granted                             962,500        .94-6.00           20,000    1.44-4.38
           Canceled                           (281,805)       .94-6.00                -            -
           Exercised                            (3,932)      1.50-1.94                -            -
                                             ---------                          -------
Outstanding at March 31, 1996                  922,065      $ .94-6.00           95,000   $1.13-7.00
                                             =========                          =======

Note [a] - This amount of cancellation has been adjusted downward from 79,150 as previously reported during fiscal 1995 to 60,438 options,, a reduction of 18,802 options resulting from recomputation of the vesting formula.

     1992 Advisory Committee Plan

     The 1992 Advisory Committee Plan was adopted by the Board of Directors and approved by the Company's stockholders in October 1992. In May 1993, the Advisory Committee and the Advisory Committee Plan were terminated, and 30,000 options to purchase the Company's common stock at an exercise price of $18.00 were vested for all Advisory Committee members as of the date of termination of the Committee.

     Other Stock Options

     During 1996, the Company granted non-qualified stock options to new and continuing Directors and officers of the Company as outlined in Note E and R. The aggregate stock options granted during fiscal year 1996 is 3,000,000. At March 31, 1996 there were 2,991,000 options outstanding with exercise prices ranging from $1.44 to $4.38. There were 493,537 stock options exercisable at March 31, 1996. The stock options are for a term up to five years and have vesting schedules based on different criteria including time qualifications and performance standards. The shares underlying the stock options are restricted and are unregulated. The Company plans to register the underlying shares at no cost to the option holders. There were 493,537 stock options exercisable at March 31, 1996.

NOTE P - SEGMENT AND CUSTOMER INFORMATION

     The Company is active in only one business segment: developing, marketing and supporting imaging, document and data management, and archival software products and related services. For the year ended March 31, 1996, sales made to UNISYS and to customer leads furnished by UNISYS accounted for approximately 21% of the Company's total sales. Amounts due from UNISYS were approximately 23% of the accounts receivable balance at March 31, 1996. For the year ended March 31, 1995, UNISYS accounted for approximately 33% of the Company's total sales and 12% of accounts receivable balance. Revenues from sales to Imtech were insignificant, and are accounted for at prices which approximate arm's-length transactions.

NOTE Q:  ACQUISITION

         On March 28, 1996, the Company acquired certain assets from the Courtland Group, Inc., ("Courtland") for $679,000, in cash, a note and common stock, plus the assumption of $96,000 in liabilities. Courtland, based in Columbia, Maryland, develops and sells advanced information retrieval, document management and advanced imaging software products. The acquisition was accounted for under the purchase method of accounting. Proforma unaudited results of operations for this acquisition are presented below for the fiscal year ended March 31, 1996.

                   Proforma Results of Operations (Unaudited)

                                  AS REPORTED                 PROFORMA
                            ----------------------  -------------------------
                           INSCI (as
                            reported)  (C) Courtland   Adjustments     ProForma
                           ---------   -------------   -----------     --------
Revenue                     $ 7,913         $  767      $      -       $  8,680
Cost of Revenue               3,311            407             -          3,718
                            -------         ------      --------       --------
Gross Margin                  4,602            360             -          4,962
Expenses                      6,084            460      [A]  400          6,944
                            -------         ------      --------       --------
Loss from Operations         (1,482)          (100)         (400)        (1,982)
Interest Income-net              30              -      (B)   (4)            26
Income Tax Benefit                -             36           (36)             -
                            -------         ------      --------       --------
Net loss                    $(1,452)        $  (64)     $   (440)      $ (1,956)
Preferred Stock Dividend        (27)             -             -            (27)
                            -------         ------                     --------
Net Loss Applicable to
  Common Shares             $(1,479)        $  (64)     $   (440)        (1,983)
                            =======         ======      ========       ========

Net Loss Per Common Stock                                              $  (0.53)
                                                                       ========
Weighted Average Common
  Shares Outstanding                                                      3,745
                                                                       ========

A. This adjustment reflects software amortization.
B. This adjustment reflects interest expense on the note payable to George Trigilio, Sr.
C. Courtland's activity is for the period from May 1, 1995 to March 31, 1996.

         The Company paid, on closing, to Courtland, the sum of $150,000 and issued 58,968 shares of common stock. Additionally, the Company further issued 30,713 shares of its common stock and issued an interest free promissory note of $100,000 to George Trigilio, Sr. The Company also granted cost-free registration rights for the aggregate of 89,681 shares of common stock issued as a part of the purchase price. The Company also assumed certain agreements and leases in connection with the acquisition.

         The Company entered into an aggregate of seven employment and/or consulting agreements with seven former employees and/or shareholders of Courtland, wherein the Company agreed to issue up to an aggregate of $267,221 in shares of common stock of the Company valued at the ten-day average closing price for the ten (10) trading days prior to the close of its 1997 fiscal year, subject to the Company achieving a minimum of $1,500,000 in sales from the Courtland products. The consulting agreements provide that, in the event a minimum of $1,500,000 in sales is not achieved within a one-year period, no shares of common stock will be issued. In the event that greater than $2,000,000 are achieved the Company will issue an additional $194,815 in shares of common stock, valued as stated herein.

     The Company further entered into an employment agreement with George Trigilio, Jr., to employ him as an Executive Vice President of the Company with a minimum annual salary of $100,000 as well as incentive bonuses conditioned upon his performance. In addition, he was granted 300,000 stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $4.38 per share, contingent upon the Company obtaining certain defined sales goals of Courtland products. In addition, he will also be entitled to receive $227,778 in shares of the Company's common stock upon the Company attaining $1,500,000 in sales of Courtland products, and an additional $135,186 in shares of common stock, upon the Company attaining $2,000,000 in sales of Courtland products. The price of a share will be determined based upon the ten- day average closing price for the ten (10) trading days prior to the close of the Company's 1997 fiscal year.

NOTE R - SUBSEQUENT EVENTS

         (1) On April 30, 1996 the Company entered into an agreement with Norcross & Company ("Norcross") as a representative of the underwriting group that processed the Company's initial public offering in April 1994. The agreement provided that Norcross, as representative of the selling group, would exchange all issued and outstanding common stock purchase warrants issued upon completion of the Company's initial public offering, in exchange for 187,500 Warrants to purchase at 187,500 shares of the Company's Common Stock at $3.50 per share. The Warrants expire on April 15, 1998.

         The Company granted piggy-back registration rights to the Warrant Holders for the underlying shares of Common Stock to be issued pursuant to the exercise of the Warrants.

         (2) The Company is at the current time negotiating with a broker-dealer and has received a proposed agreement with respect to an offering under a Regulation D Exemption of the Securities Act for convertible preferred stock of a minimum of $3,000,000 and a maximum of $5,000,000. The proposed terms involve a 30% discount to the trading market average of common stock as quoted on NASDAQ over a ten-day period with a minimum of a six-month lock-up period for any shares converted into common stock. The maximum conversion price per share subject to the 30% discount is $11.50 per share.

         The Company has received a check in the sum of $1,000,000 from an investor and intends to deposit the check in an Escrow Account. The funds will be utilized toward the minimum $3,000,000 of the proposed offering.

         (3) The Company is also discussing with another brokerage firm a proposed private offering and has received a proposed agreement with respect to an offering of convertible preferred stock for a minimum sum of $3,000,000 at $4.00 per unit, each unit consisting of a share of preferred stock convertible into one share of common stock in the event the average price is $6.00 per share for a period 20 out of 30 consecutive trading days. The unit will also contain a warrant to purchase an additional share of common stock for a period of three years at $5.50 per share.

     The Company has not executed any definitive agreement with any of the brokerage firms.

                                                  INSCI Corp.

                                                  SCHEDULE II
                                       VALUATION AND QUALIFYING ACCOUNTS

                                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994

COLUMN A                                    COLUMN B          COLUMN C          COLUMN D           COLUMN E
- --------                                    --------          --------          --------           --------
                                                              ADDITIONS
                                            BALANCE AT        CHARGED TO                           BALANCE AT
                                            BEGINNING          COST AND         DEDUCTIONS           END OF
DESCRIPTION                                  OF YEAR           EXPENSES          DESCRIBE             YEAR
- --------                                    ----------        ----------        ----------         -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year ended March 31, 1994.........        $  279,000        $  194,000        $ (234,000) (a)    $   239,000
  Year ended March 31, 1995.........           239,000                 -          (139,000) (b)        100,000
  Year ended March 31, 1996.........           100,000                 -                 -             100,000

RESERVE FOR RETURNS AND ALLOWANCES
  Year ended March 31, 1994.........        $        -        $        -        $        -         $         -
  Year ended March 31, 1995.........                 -            50,000 (c)             -              50,000
  Year ended March 31, 1996.........            50,000            73,120 (d)       (50,000) (e)         73,120

ALLOWANCE FOR LOSS ON LOAN
  Year ended March 31, 1994.........        $        -        $        -        $        -         $         -
  Year ended March 31, 1995.........                 -           150,000 (f)             -             150,000
  Year ended March 31, 1996.........           150,000                 -            (6,381)            143,619

ACCUMULATION AMORTIZATION OF
CAPITALIZED SOFTWARE DEVELOPMENT
COST
  Year ended March 31, 1994.........        $  821,000        $  427,000        $        -         $ 1,248,000
  Year ended March 31, 1995.........         1,248,000           218,000        (1,182,000) (g)        284,000
  Year ended March 31, 1996.........           284,000           718,000          (466,000) (g)        536,000

ACCUMULATION AMORTIZATION OF
PURCHASED SOFTWARE COSTS
  Year ended March 31, 1994.........        $        -        $        -        $        -         $         -
  Year ended March 31, 1995.........                 -                 -                 -                   -
  Year ended March 31, 1996.........                 -            42,000                 -         $    42,000

(a)  Amounts written off.
(b)  Includes $8,000 written off, $50,000 reclassified to reserve for returns and allowances and an $81,000 reversal of previous additions.
(c)  Includes $50,000 reclassified from allowance for doubtful accounts.
(d)  Includes $73,120 to establish reserve for possible allowances.
(e)  Includes $50,000 reversal of previous additions.
(f)  Includes $150,000 to reserve for probable loss on loan to officer
(g)  Reflects the removal of fully amortized capitalized software no longer in use.

                                  INSCI CORP.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

Dr. E. Ted Prince                                   John L. Gillis
   Chairman of the Board                              Executive Vice President
   President & Chief Executive Officer                & Chief Operating Officer
   Acting Chief Financial & Accounting Officer

Leonard Gartner(1)(2)                               Francis X. Murphy(1)(2)
Richard T. Gerstner                                 Robert H. Oxenberg(2)

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

                               EXECUTIVE OFFICERS

Dr. E. Ted Prince                                    Krishan A. Canekeratne
   Chairman of the Board                             Senior Vice President,
   President & Chief Executive Officer                 Development
   Acting Chief Financial & Accounting Officer

John L. Gillis                                       Clair P. Tremarche
   Executive Vice President                             Vice President, Finance
   & Chief Operating Officer                            & Administration

AUDITORS:                                            TRANSFER AGENT:
   Mahoney Cohen Rashba & Pokart, CPA, PC               First Union National
   111 West 40th Street                                 Bank of North Carolina
   New York, NY                                         Two First Union Center
                                                        Charlotte, NC

INSCI Corp.

INDEX OF EXHIBITS

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K, as indicated below (footnote explanations are at end of Index):

                                                                                                            SEQUENTIAL
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                                                      PAGE NUMBER
- -----------     ----------------------------------------------------------------                            -----------
3.1            Certificate of Incorporation of the Company.
3.2            Bylaws of the Company.
3.3            Amendments to Certificate of Incorporation of the Company Creating Preferred Stock.
10.1           1992 Stock Option Plan.
10.2           1992 Directors Option Plan.
10.3           1992 Advisory Committee Plan.
10.4           Accounts Financing Agreement between the Registrant and Congress Financial Corporation, and related documents.
10.5           Form of 1991 Option.
10.6           Form of 1992 Warrants.
10.7           Form of 1992 Convertible Subordinated Note.
10.8           Form of 1992 Contingent Warrants.
10.9           Form of 1993 Warrant - Version A.
10.10          Form of 1993 Release Agreement.
10.11          Form of Management Agreement between the Registrant and Imtech.
10.12          Form of Tax Sharing Agreement between the Registrant and Imtech.
10.13          Form of Indemnification Agreement with the Registrant's Directors.
10.14          Marketing Association Solution Alliance Agreement between UNISYS Corporation and Registrant.
10.16          Data General Value Added Reseller Discount Purchase Agreement.
10.17          Data General Optical Systems and Software Agreement.
10.18          Distribution Agreement between Fiserv CIR, Inc. and Registrant.
10.19          Lease Agreement relating to the Company's White Plains, New York headquarters.
10.20          Forms of Customer License Agreements used by the Company.
10.21          Forms of Employee Confidentiality Agreements used by the Company.
10.22          Nondisclosure and Noncompetition Agreement between the Registrant, Imtech and Mason Grigsby.
10.23          Form of 1993 Warrant - Version B.
10.24          Employment Agreement between the Company and John L. Gillis.
10.25          Employment Agreement between the Company and Kris Canekeratne.
10.26          Form of 1993 Exchange Agreement and Investor Suitability Representations.
10.27          Form of 1993 Conversion Agreement.
10.28          Waivers by Congress Financial Corporation.
10.29          Form of Investor's Warrant Agreement.
10.30          Form of Representative's Warrant Agreement.
10.31          License Agreement between Bull HN Information Systems, Inc. and Registrant.
10.33          Loan Agreement between BNY Financial Corporation and Registrant.
10.34          Preferred Stock Subscription Agreement between the Company and Imtech relating to
               Preferred Stock.
10.35          Business Partner Agreement between International Business Machines Corporation and Registrant.
10.36          Waiver by BNY Financial Corporation.
10.37          Stock Escrow Agreement Registrant, Imtech and First Union National Bank of North
               Carolina (as Escrow Agent).
10.39          Promissory Note to the Company from John L. Gillis and Sandra Gillis.
10.40          Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
10.41          Amendment to Loan Agreement between BNY Financial Corporation and Registrant.
10.42          Lease agreement relating to the Company's Westborough, MA headquarters.
10.43          Employment agreement with Jack Steinkrauss.
10.44          First amendment to employment agreement with John Gillis.
10.45          First amendment to employment with Kris Canekeratne.
10.46          Agreement for system purchase by The Northern Trust Company.
10.47          Preferred stock conversion agreement.
10.48          Technology and Reseller Agreement with Elixir Technologies, Inc.
10.49          Private Placement Term Sheet and Exhibits for offering of 90-day 10% Subordinated
               Notes. Repayable in Cash or in Shares of the Company's Proposed 10% Convertible Preferred Stock.
10.50          First Amendment to Private Placement Term Sheet and Exhibits.
10.51          Employment agreement with Edward J. Prince.
10.52          Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
10.53*         Employment Contract with George Trigilio, Jr.
10.54*         Certificate of Amendment to Certificate of Incorporation.
10.55*         Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
27*            Financial data schedule year ended March 31, 1996.


*/ Filed with this Report.

