Form 10-Q
period 1996-06-30
INSCI CORP
filed 1996-08-13
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                   FORM 10-QSB

[X]      Quarterly Report under Section 13 or 15d of the Securities Exchange
         Act of 1934 for the quarterly period ended:    June 30, 1996

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from ----------------- to ----------------------

                         Commission file number: 1-12966

                                   INSCI CORP
             (Exact name of registrant as specified in its charter)

                 Delaware                             06-1302773
- ---------------------------------------    -----------------------------------
       (State of incorporation)            (IRS employer identification number)

                          Two Westborough Business Park
                              Westborough, MA 01581
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (508) 870-4000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                                Outstanding at June 30, 1996
- -------------------                                ----------------------------
Common stock, par value $.01                               3,955,701

Transitional Small Business Disclosure Format (check one)
Yes   X    No ---

                                   INSCI CORP

                                      INDEX

PART I            FINANCIAL INFORMATION                                    Page

Item 1.           Condensed Financial Statements

                  Condensed Balance Sheet as of June 30, 1996                3

                  Condensed Statements of Operations for the Three Months    4
                    Ended June 30, 1996 and June 30, 1995

                  Condensed Statements of Cash Flows for the Three Months    5
                    Ended June 30, 1996 and June 30, 1995

                  Notes to Condensed Financial Statements                    6

Item 2.           Management's Discussion and Analysis or Plan of Operation  7


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                         10

Item 2.           Changes in Securities                                     11

Item 5.           Other Events                                              13

Item 6.           Exhibits and Reports on Form 8-K                          13

                  Signature                                                 14

                                   INSCI Corp
                             CONDENSED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                      ASSETS                          June 30,
                                                                        1996
                                                                        ----
Current assets:
       Cash and cash equivalents                                       $   219
       Accounts receivable, net                                          2,108
       Prepaid expenses/other                                              167
                                                                       -------
         Total current assets                                            2,494
Property & equipment                                                     1,722
       Less: accumulated depreciation                                     (963)
                                                                       -------
         Total equipment, net                                              759
Capitalized software development costs,
       net of accumulated amortization of 674                              630
Purchased software, net of accumulated amortization of 127                 916
Other assets                                                                87
                                                                       -------
Total assets                                                           $ 4,886
                                                                       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Note payable                                                    $    37
       Accounts payable                                                    640
       Accrued liabilities                                                 810
       Customer deposits                                                    27
       Unearned maintenance revenue                                        606
       Current portion - capital lease obligation                           16
                                                                       -------
         Total current liabilities                                       2,136
Note payable                                                                44

Stockholders' equity:
  Common stock                                                              38
  Preferred stock                                                           12
  Additional paid-in capital                                            17,447
  Accumulated deficit                                                  (14,791)
                                                                       -------
         Total stockholders' equity                                      2,706
                                                                       -------
Total liabilities and stockholders' equity                             $ 4,886
                                                                       =======
                             See accompanying notes

                                   INSCI Corp
                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                 Three months ended
                                                       June 30,
                                                  1996           1995
                                                  ----           ----
Revenue
       Product                                 $ 1,499        $   342
       Maintenance                                 469            412
       Services                                    968             87
                                               -------        -------
           Total revenue                         2,936            841

Cost of revenue
       Product                                     388            294
       Maintenance                                 359            263
       Services                                    324            134
                                               -------        -------
           Total cost of revenue                 1,071            691
                                               -------        -------

Gross margin                                     1,865            150

Expenses
       Sales and marketing                         878            589
       Product development                         445            396
       General and administrative                  452            518
       Non-recurring                                -             320
                                               -------        -------
           Total expenses                        1,775          1,823
                                               -------        -------

Income (loss) from operations                       90         (1,673)

       Interest income                               8             18
       Interest expense                             (3)           -
                                               --------       -------
           Interest income (expense)                 5             18
                                               --------       -------

Net income (loss)                                   95         (1,655)

Preferred stock dividend                           (29)           (32)
                                               -------        -------
Net income (loss) applicable to common shares  $    66        $(1,687)
                                               =======        =======
Net income (loss) per common share             $  0.02          (0.46)
                                               =======        =======
Weighted average common shares outstanding       3,883          3,640
                                               =======        =======

                             See accompanying notes

                                   INSCI Corp
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                    Three months ended June 30
                                                        1996         1995
                                                        ----         ----
Cash flows from operating activities:
  Net income (loss)                                    $  95       $(1,655)
  Reconciliation of net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                        117           292
    Amortization of deferred software costs              223           189
    Changes in assets and liabilities:
      Accounts receivable                                 (6)          617
      Inventory                                           12           (43)
      Prepaid expenses and other current assets          (27)           62
      Note payable                                       (11)          -
      Accounts payable                                   (21)           24
      Accrued and other liabilities                     (254)          102
      Customer deposits                                 (230)            4
      Deferred maintenance revenue                        32            11
                                                       -----       -------
Net cash used in operating activities                    (70)         (397)
Cash flows from investing activities:
    Additions to capitalized software development costs (175)          (43)
    Capital expenditures                                 (43)          (38)
    Other assets                                         (11)           (3)
                                                       -----       -------
Net cash used in investing activities                   (229)          (84)
Cash flows from financing activities:
    Proceeds from exercise of stock options               92            -
    Proceeds from sale of preferred stock                 -          1,200
    Payment of preferred stock issuance costs             -           (264)
    Redemption of preferred stock and dividends           -         (1,000)
    Payment of capital lease obligations                 (10)           (9)
                                                       -----       -------
Net cash provided by financing activities                 82           (73)
                                                       -----       -------

Net change in cash and cash equivalents                 (217)         (554)
Cash and cash equivalents at beginning of year           436         1,605
                                                       -----       -------
Cash and cash equivalents at end of year               $ 219       $ 1,051
                                                       =====       =======

                             See accompanying notes

                                   INSCI CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

         The financial statements included herein have been prepared by INSCI Corp (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual reports on Form 10-K, filed on July 1, 1996, for the fiscal year ended March 31, 1996, and with the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders filed with the SEC on July 29, 1996.

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the three months ended June 30, 1996 and 1995.

         The computation of income (loss) per common and common equivalent shares has been calculated on the basis of the weighted average number of common shares outstanding during each period. When dilutive, stock options and warrants are included as share equivalents using the modified treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

COMPARISON OF RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue.

                                                       Three months ended
                                                            June 30,
                                                       ------------------
                                                       1996       1995
                                                       ----       ----
                                                         %          %
                                                        ---        ---
         Revenue:
             Product                                    51%         41%
             Maintenance                                16          49
             Services                                   33          10
                                                       ---         ---
                   Total revenue                       100         100

         Cost of sales:
             Product                                    13          35
             Maintenance                                12          31
             Services                                   11          16
                                                       ---         ---
                  Total cost of sales                   36          82
                                                       ---         ---

         Gross profit                                   64          18

         Expenses:
             Sales and marketing                        30          70
             Product development                        15          47
             General and administrative                 16          62
             Non-recurring                               0          38
                                                       ---         ---
                  Total expenses                        61         217
                                                       ---         ---

         Income (Loss) from operations                   3        (199)
         Interest income (expense):                                ---
             Interest income                             0           2
             Interest expense                            0           0
                                                       ---           -
             Total interest income (expense)             0           2
                                                       ---           -
         Net income (loss)                               3%       (197%)
                                                       ===         ===


THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED
TO THE THREE MONTHS ENDED JUNE 30, 1995:

REVENUE
         INSCI sells, installs and supports imaging, print-on-demand, data management and archival storage software products. Sales to end users generally include software, optical storage hardware, systems integration and consulting services, installation and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI also sells software products directly to value added resellers and distributors.

         Total revenue was $2,936,000 for the first quarter of fiscal year 1997 compared to $841,000 in the first quarter of fiscal 1996. Revenue is net of discounts and allowances. Product revenue increased to $1,499,000 in the first quarter of fiscal 1997, an increase of $1,157,000 (338%) compared to the first quarter of fiscal year 1996. This increase was attributable to an increase in the size of average sales orders reflecting emphasis on selling to key accounts and larger customers.

         Maintenance revenue increased to $469,000 compared to $412,000 in the first quarter of fiscal year 1996. This is due to the increased size of the customer installed base in fiscal 1997.

         Services revenue, which includes charges for consulting, systems integration services, custom applications, installation and training, increased to $968,000 in the first quarter of fiscal year 1997, an $881,000 increase from service revenues of $87,000 for the first quarter of fiscal 1996. This increase is directly attributable to the increase in revenue from the Company's consulting and systems integration activities.

GROSS PROFIT
         Gross profits for the three month periods ended June 30, 1996 and 1995 were $1,865,000 (64%) and $150,000 (18%), respectively. Cost of revenue for the first quarter of fiscal 1997 was $1,071,000 or 36% of revenue, compared to $691,000, or 82% of revenue, for the first quarter of fiscal 1996.

         Costs associated with product revenue include the costs of hardware and software products purchased for resale, and charges for the amortization of capitalized software development costs. Cost of product revenue varies depending upon the mix of software and hardware products including individual system orders. Cost of revenue for product revenue increased to $388,000, or 26% of product revenue in the first quarter of fiscal 1997 from $294,000, or 86% of product revenue in the first quarter of fiscal 1996. Cost of product revenue includes software amortization charges of $223,000 for the first fiscal quarter of 1997, as compared to $189,000 for the comparable period last year.

         Costs associated with maintenance and services revenue include the costs of systems integration, consulting, customer support personnel, the cost of third-party services and hardware maintenance subcontracts. Total combined cost of revenue for maintenance and services were $683,000 for the first fiscal quarter of 1997 and increased by $286,000 from the comparable period last year. This increase primarily reflects the incremental costs associated with the $938,000 increase in maintenance and services revenues for the period. Due to the increase in these revenues combined with improved cost utilization, total cost of revenue for maintenance and services, as a percent of sales, decreased to 48% of sales for the first fiscal quarter of 1997 as compared to 80% for the comparable period last year.

SALES AND MARKETING
         Sales and marketing expenses for the first fiscal quarter 1997 were $878,000 or 30% of total revenue compared to $589,000 or 70% of total revenue in the first quarter of fiscal 1996. This increase was primarily attributable to higher levels of sales commissions associated with the increase in sales for the period, combined with the additions of sales and marketing expenses from Courtland, which was acquired in March, 1996.

PRODUCT DEVELOPMENT
         Product development expenses totaled to $620,000 during the first quarter of fiscal 1997, (before capitalization of software development expenses of $175,000, resulting in net expenses of $445,000, or 15% of revenues), as compared to an expense of $439,000 (before capitalization of software development expenses of $43,000, resulting in net expenses of $396,000, or 47% of revenues) for the comparable period last year. The increase in development expenses for the period reflects a higher level of development efforts for new products combined with ongoing development expenditures from the March, 1996 Courtland acquisition.

GENERAL AND ADMINISTRATIVE
         General and administrative expenses were $452,000 for the first quarter of fiscal 1997 compared to $518,000 in fiscal 1996. This decrease primarily resulted from lower legal expenses in the first quarter of 1997 as compared to one time legal expense incurred in 1996 relating to the private placement of subordinated notes.

NON-RECURRING
         The Company had recorded a charge of $320,000 in the first quarter of fiscal year 1996 for expenses to be incurred pursuant to a restructure plan. Subsequently, it was determined that in order to support the Company's planned growth in the systems integration and consulting area, the Company would need to retain some of the facility space and the equipment that it had previously planned to dispose of. As a result of this change and the resultant lower level of expenses incurred, the Company reversed $61,000 of the restructure charge previously accrued in the first quarter. The restructure plan was completed in November 1995.

INTEREST INCOME
         Interest income was $5,000 in the first quarter of fiscal 1997 compared to $18,000 in fiscal 1996.

NET INCOME (LOSS)
         The net income was $95,000 in the first quarter of fiscal 1997 compared to a net loss of $1,655,000 for the first quarter of fiscal 1996. This $1,750,000 improvement in net income for the period is the result of sales growth combined with more effective utilization of costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's cash flows are summarized below for the periods indicated:
                                                       Three months ended
                                                             June 30
                                                             -------
                                                     1996               1995
                                                     ----               ----
         Cash provided by (used in):
                  Operating activities            $ (70,000)         $(397,000)
                  Investing activities             (229,000)           (84,000)
                  Financing activities               82,000            (73,000)
                                                    -------          ---------
                           Decrease in cash       $(217,000)         $(554,000)
                                                  =========          =========

         The Company generated net negative cash flows of ($70,000) from operations in the first three months of fiscal year 1997. The Company also had a negative cash flow of ($229,000) in its investing activities. Financing activities generated a cash flow of $82,000. Working capital at June 30, 1996 was $360,000 compared to $60,000 at June 30, 1995.

         In March, 1996 the Company acquired certain assets from the Courtland Group, Inc. ("Courtland"), plus the assumption of $96,000 in liabilities, for $150,000 in cash, 89,681 shares of common stock and a note of $100,000. Courtland, based in Columbia, Maryland, develops and sells advanced information retrieval, document management and advanced imaging software products.

         The Company presently has no material commitments for capital expenditures.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 30, 1992, the Company and Imtech reached an agreement with the SEC to conclude and settle the SEC's informal investigation of the Company and Imtech. The Company and Imtech, without admitting or denying any of the allegations made by the SEC in its complaint, and without a trial or final adjudication of the allegations made in the SEC's complaint, consented to the entry of an order enjoining them from future violations of certain provisions of the Federal securities laws and the rules and regulations thereunder. The settlement may adversely affect the Company and restrict the Company's ability to raise funds from persons located in certain significant states. The impact of these restrictions may be to prevent the Company from conducting future public offerings or private placements.

         The SEC issued an order, dated April 13, 1995, authorizing a private investigation of Imtech and INSCI, and its officers and directors during the period from March 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the SEC in violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13; and failed to maintain proper books and records in violation of Section 13(b)2 of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Sections 13(b)(2)(a), Rule 13b2-1, and Rule 13b2-2 of the Exchange Act.

         In July 1995, the SEC issued a subpoena to the Company for the Company's records and a subpoena to an officer of the Company who testified with respect to matters related to the engagement and subsequent resignation in October 1994 of the Company's then independent certified public accountants, Coopers and Lybrand LLP ("Coopers"). Following the resignation, the Company filed a report on Form 8-K disclosing certain accounting questions brought to the attention of Coopers by the Company relating to adjustments made in the Company's financial statements for the quarter ended September 30, 1994. The Company subsequently reviewed these questions and in the Company's opinion concluded that such matters were accounted for in the proper periods. The Company is currently discussing a resolution of this matter with the SEC.

          The Company is unaware of any violations with respect to annual reports or other information disclosed by the Company during the time period stated in the order. The Company cannot predict, however, the outcome of the SEC's investigation and whether such investigation will result in any type of formal enforcement action against the Company and/or any of its officers and directors or, if so, whether any such action would have an adverse effect on the Company. An adverse outcome may result in the payment by the Company of potential fines or penalties, restrict the Company's ability to obtain additional required financing, and may result in the delisting of the Company's securities from the NASDAQ stock market. In addition, as described above, the Company is currently under a consent order relating to a prior SEC investigation. The Company believes that it has responded satisfactorily and is not aware of any further pending issues with the SEC.

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

ITEM 2. CHANGES IN SECURITIES

         On April 30, 1996 the Company entered into an agreement with Norcross & Company ("Norcross") as a representative of the underwriting group that processed the Company's initial public offering in April, 1994. The agreement provided that Norcross, as representative of the selling group, would exchange all issued and outstanding common stock purchase warrants issued upon completion of the Company's initial public offering, in exchange for 187,500 warrants to purchase 187,500 shares of the Company's common stock at $3.50 per share. The warrants expire on April 15, 1998.

         The Company granted piggyback registration rights to the warrant holders for the underlying shares of common stock to be issued pursuant to the exercise of the warrants.

         The exchange agreement further provided that Norcross waive all anti-dilution rights that were granted pursuant to the issuance of the original common stock purchase warrants, in exchange for the new common stock purchase warrants that do not contain anti-dilution provisions.

         On August 8, 1996, the Company completed the minimum amount of $1,000,000 of a Regulation D offering with Amerivet/Dymally Securities, Inc., as a placement agent. The maximum amount of the offering is $1,350,000, and the offering period will expire August 31, 1996, and may be extended for 30 day periods thereafter, but in no event, later than November 1, 1996.

         The offering is a minimum of 1,000,000 shares and a maximum of 1,350,000 shares of 10% Preferred Stock $.01 par value at $1.00 per share for a minimum of $1,000,000 and a maximum of $1,350,000. The 10% Preferred Stock may be converted at the option of the holder during a three (3) year period commencing from the acceptance of the subscription by the Company (the "Anniversary Date"), however, the 10% Preferred Stock may not be converted for a period of six (6) months from the Anniversary Date, and thereafter is convertible at a 30 % discount to the current market price of the Common Stock of INSCI at the time of the conversion. The Preferred Stock will be automatically converted into shares of Common Stock by the Company three (3) years from the Anniversary Date. The conversion price per share will be ten (10) prior trading day market average between the closing bid and the closing asked price as quoted on the NASDAQ, at the time of conversion, and the conversion price will be limited to a maximum of $8.00 per share taking into consideration the 30% discount to market. The holder will receive the benefit of any increase in the market price in excess of $11.43 per share.

         The 10% Preferred Stock dividends, at the option of INSCI, will be payable at the Company's discretion either by an annual Common Stock dividend of 10% in stock payable on a semi-annual basis, or an 8% annual cash dividend payable on a semi-annual basis, subject to the Company's discretion.

         The holder upon conversion will be entitled to receive shares of Common Stock in INSCI which shares have been granted cost free rights of registration to the holder.

         The Common Stock upon conversion and registration will be subject to a sale restriction, in that a maximum of 10% of the converted shares may be sold a month. Subsequent to conversions and registration, if the trading volume of INSCI Common Stock on the NASDAQ exceeds 40,000 shares per day for a minimum of thirty (30) consecutive trading days, the 10% monthly sales restriction will no longer apply.

ITEM 5. OTHER EVENTS

         The Company hired Richard Gerstner, a Director of the Company, in June of 1996 to serve as a consultant to the Company. The Company on July 17, 1996 awarded 400,000 options to purchase 400,000 shares of the Company's Common Stock at $6.25 per share to Richard Gerstner, a Director of the Company. These options are performance based and only exercisable to the extent that transactions are completed in accordance with the terms of a definitive agreement between Mr. Gerstner and the Company. Mr. Gerstner will receive 100,000 stock options for each reseller agreement executed by the Company that provides an additional $1,000,000 in revenue in an eighteen (18) month period from the date of execution of the agreement. Additionally, in the event the Company acquires a company as a result of Mr. Gerstner's efforts, he will receive up to 300,000 stock options and in the event of a minority investment, up to 200,000 stock options. All options are to be for a period of three years from the date of grant. Mr. Gerstner will receive the sum of $2,500 per month for a period of twelve months for services to be performed on behalf of the Company. The Compensation Committee and the Board of Directors approved the within incentive program for Mr. Gerstner. Mr. Gerstner did not participate and/or vote as a member of the Board of Directors.

         On July 29, 1996, Roger Kuhn joined the Company as Vice-President and Chief Financial Officer. Mr. Kuhn served as Chief Financial Officer for Momentum Software Corporation and Acuity Imaging, Inc. for more than five years prior to joining the Company. Mr. Kuhn holds a Bachelors of Science Degree in Accounting and a Master of Business Administration in Finance from Fairleigh Dickinson University.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The reports on Form 8-K to be included in addition to the 10-K and Proxy Statement filed by the Company (incorporated by reference)

         (A) EXHIBITS. None filed with this report.

         (B) REPORTS ON FORM 8-K.

             A report on Form 8-K, dated March 28, 1996, was filed on April 5, 1996 by the Company regarding the appointment of a new director

             A report on Form 8-K, dated March 28, 1996, was filed on April 12, 1996, by the Company regarding the acquisition of Courtland

             A report on Form 8-K, dated April 10, 1996, was filed on April 15, 1996 by the Company regarding the settlement with Bank of New York

             A report on Form 8-K, dated April 29, 1996, was filed on May 6, 1996 by the Company regarding the resignation of the Chief Financial Officer

             A report on Form 8-K, dated April 30, 1996, was filed on May 16, 1996 by the Company regarding the warrant exchange with Norcross

             A report on Form 8-K/A, dated June 11, 1996, was filed on June 11, 1996 by the Company regarding the audited financial statements of Courtland.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INSCI CORP

August 14, 1996                  By:  /S/ ROGER C. KUHN
                                      --------------------------------
                                      Roger C. Kuhn
                                      Vice President and Chief Financial Officer