Form 10-Q
period 1996-09-30
INSCI CORP
filed 1996-11-14
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 1996

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from ___________________ to___________________

                         Commission file number: 1-12966

                                   INSCI CORP
             (Exact name of registrant as specified in its charter)

               Delaware                                   06-1302773
-------------------------------------       ------------------------------------
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

Yes   X     No  __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                            Outstanding at September 30, 1996
-------------------                            ---------------------------------
Common stock, par value $.01                            4,005,471

Transitional Small Business Disclosure Format (check one)
Yes   X    No ___

                                   INSCI CORP

                                      INDEX

PART I          FINANCIAL INFORMATION

Item 1.         Condensed Financial Statements

                Condensed Balance Sheet as of  September 30, 1996              3
                Condensed Statements of Operations for the Three Months        4
                  and Six Months Ended September 30, 1996 and 1995

                Condensed Statement of Cash Flows for the Six Months           5
                  Ended September 30, 1996 and 1995

                Notes to Condensed Financial Statements                        6

Item 2.         Management's Discussion and Analysis or Plan of Operation      7


PART II         OTHER INFORMATION

Item 1          Legal Proceedings                                             13

Item 2          Changes in Securities                                         13

Item 4          Submission to Matters to a Vote of Security Holders...        13

Item 5          Other Events                                                  14

Item 6          Exhibits and Reports on Form 8-K                              14

                Signature                                                     15

                                   INSCI Corp
                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)


ASSETS                                                             SEPTEMBER 30,
                                                                       1996
                                                                   -------------
Current assets:
             Cash and cash equivalents                               $ 3,035
             Accounts receivable, net                                  1,986
             Prepaid expenses and other                                  222
                                                                     -------
               Total current assets                                    5,243
Property & equipment                                                   1,892
             Less: accumulated depreciation                           (1,077)
                                                                     -------
               Total equipment, net                                      815
Capitalized software development costs,
             net of accumulated amortization of $812                     636
Purchased software, net of accumulated amortization of $217              895
Other assets                                                              76
                                                                     -------
Total assets                                                         $ 7,665
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Note payable                                            $    27
             Accounts payable                                            858
             Accrued liabilities                                         936
             Customer deposits                                            48
             Unearned maintenance revenue                                595
                                                                     -------
               Total current liabilities                               2,464
Note payable                                                              44
Stockholders' equity :
  Common stock                                                            39
  Preferred stock                                                         30
  Additional paid-in capital                                          20,806
  Accumulated deficit                                                (15,718)
                                                                     -------
               Total stockholders' equity                              5,157
                                                                     -------
Total liabilities and stockholders' equity                           $ 7,665
                                                                     =======



                             See accompanying notes

                                                INSCI Corp
                                    CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share amounts)
                                                (unaudited)

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                      1996          1995             1996            1995
                                                    --------       -------          -------        --------
Revenue
    Product                                         $    980       $ 1,383          $ 2,479        $  1,728
    Maintenance                                          411           425              880             836
    Services                                             694           268            1,662             353
                                                    --------       -------          -------        --------
        Total revenue                                  2,085         2,076            5,021           2,917
Cost of revenue
    Product                                              371           463              759             757
    Maintenance                                          344           220              703             500
    Services                                             370           167              694             284
                                                    --------       -------          -------        --------
        Total cost of revenue                          1,085           850            2,156           1,541
                                                    --------       -------          -------        --------
Gross margin                                           1,000         1,226            2,865           1,376
Expenses
    Sales and marketing                                  792           504            1,670           1,093
    Product development                                  547           308              992             704
    General and administrative                           552           339            1,004             857
    Non-recurring                                          -          (170)               -             150
                                                    --------       -------          -------        --------
        Total expenses                                 1,891           981            3,666           2,804
                                                    --------       -------          -------        --------

Income (loss) from operations                           (891)          245             (801)         (1,428)
Interest income (expense)
    Interest income                                       16            14               24              32
    Interest expense                                      (3)            -               (4)              -
                                                    --------       -------          -------        --------
        Interest income (expense) net                     13            14               20              32
                                                    --------       -------          -------        --------

Net income (loss)                                       (878)          259             (781)         (1,396)

Preferred stock dividend                                 (52)            -              (81)            (27)
                                                    --------       -------          -------        --------

Net income (loss) applicable to common shares       $   (930)      $   259          $  (862)       $ (1,423)
                                                    ========       =======          =======        ========
Net income (loss) per common share                  $  (0.23)      $  0.07          $ (0.22)       $  (0.39)
                                                    ========       =======          =======        ========

Weighted average common shares outstanding             3,982         3,640            3,946           3,640
                                                    --------       -------          -------        --------



                             See accompanying notes

                                   INSCI Corp
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                              SIX MONTHS ENDED
                                                                SEPTEMBER 30
                                                               1996      1995
                                                             -------    -------
Cash flows from operating activities:
  Net income (loss)                                          $  (781)   $(1,396)
  Reconciliation of net loss to net cash
  used in operating activities:
    Depreciation and amortization                                231        224
    Amortization of deferred software costs                      451        412
    Changes in assets and liabilities:
      Accounts receivable                                        116          5
      Inventory                                                   12         25
      Prepaid expenses and other current assets                  (82)        61
      Note payable                                               (21)      --
      Accounts payable                                           197        126
      Accrued and other liabilities                             (133)        92
      Customer deposits                                         (209)      (103)
      Deferred maintenance revenue                                21        (41)
                                                             -------    -------
Net cash used in operating activities                           (198)      (595)
Cash flows from investing activities:
    Additions to capitalized software development costs         (388)       (80)
    Capital expenditures                                        (213)       (30)
    Other assets                                                              2
                                                             -------    -------
Net cash used in investing activities                           (601)      (108)
Cash flows from financing activities:
    Proceeds from exercise of stock options                      103       --
    Proceeds from sale of preferred stock                      3,763      1,200
    Payment of preferred stock issuance costs                   (447)      (260)
    Redemption of preferred stock and dividends                          (1,000)
    Payment of capital lease obligations                         (21)       (18)
                                                             -------    -------
Net cash provided by (used in) financing activities            3,398        (78)
                                                             -------    -------

Net change in cash and cash equivalents                        2,599       (781)
Cash and cash equivalents at beginning of year                   436      1,605
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 3,035    $   824
                                                             =======    =======



                             See accompanying notes

                                   INSCI CORP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The financial statements included herein have been prepared by INSCI Corp (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual reports on Form 10-K, filed on July 1, 1996, for the fiscal year ended March 31, 1996, and with the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders filed with the Commission on July 29, 1996.

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations for the quarter ended September 30, 1996 and 1995 and six months ended September 30, 1996 and 1995 and cash flows for the six months ended September 30, 1996 and 1995.

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

                                               Three months ended           Six months ended
                                                  September 30,               September 30,
                                                 1996       1995             1996       1995
                                                 ----       ----             ----       ----
                                                   %          %               %           %
                                                 ---         ---             ---         ---
Revenue
    Product                                       47          67              49          59
    Maintenance                                   20          20              18          29
    Services                                      33          13              33          12
                                                 ---         ---             ---         ---
       Total revenue                             100         100             100         100

Cost of revenue
    Product                                       18          22              15          26
    Maintenance                                   16          11              14          17
    Services                                      18           8              14          10
                                                 ---         ---             ---         ---
       Total cost of revenue                      52          41              43          53
                                                 ---         ---             ---         ---

Gross margin                                      48          59              57          47

Expenses
    Sales and marketing                           38          24              33          38
    Product development                           26          15              20          24
    General and administrative                    27          16              20          29
    Non-recurring                                  0          -8               0           5
                                                 ---         ---             ---         ---
       Total expenses                             91          47              73          96
                                                 ---         ---             ---         ---

Income (loss) from operations                    (43)         12             (16)        (49)
Interest income (expense)
    Interest income                                1           0               0           1
    Interest expense                               0           0               0           0
                                                 ---         ---             ---         ---
       Interest income (expense) net               1           0               0           1
                                                 ---         ---             ---         ---

Net income (loss)                                (42)         12             (16)        (48)
                                                 ===         ===             ===         ===

THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED
TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995:

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

         Total revenue for the quarter ended September 30, 1996 was $2,085,000 compared to $2,076,000 for the quarter ended September 30, 1995. Revenue is net of discounts and allowances. Product revenue for the current quarter totaled $980,000 and decreased by 29% versus last year's quarter. The Company has been transitioning to selling larger value orders to key accounts and larger customers, which inherently can create more volatility in quarter to quarter revenue.

         Maintenance revenue was $411,000 for the September 30, 1996 quarter and decreased by $14,000 from the comparable 1995 quarter due to minor changes in contract renewal timing. Services revenue, which includes charges for consulting, systems integration services, custom applications, installation and training, totaled $694,000 for the current quarter and increased by $426,000 over the September 30, 1995 quarter. This increase is directly attributable to the increase in revenue from the Company's consulting and systems integration activities.

GROSS MARGIN
         Gross margin for the quarter ended September 30, 1996 and 1995 were $1,000,000 (48%) and $1,226,000 (59%), respectively. Cost of revenue for the September 30, 1996 quarter was $1,085,000 or 52% of revenue, compared to $850,000, or 41% of revenue, for the same quarter of 1995.

         Cost of revenue for product revenue was $371,000 for the September 30, 1996 quarter compared to $463,000 for the same quarter last year. Costs associated with product revenue include the costs of hardware and software products purchased for resale, and charges for the amortization of capitalized software development costs. Cost of product revenue varies depending upon the mix of software and hardware products including individual system orders. Cost of product revenue includes software amortization charges of $229,000 for the September 30, 1996 quarter compared to $223,000 for the comparable period last year.

         Costs for maintenance and services revenue include the costs of systems integration, consulting, customer support personnel, the cost of third-party services and hardware maintenance subcontracts. Total combined cost of revenue for maintenance and services were $714,000 for the September 30, 1996 quarter compared to $387,000 for the comparable period last year. This increase reflects added personnel costs associated with upgrading the level of maintenance support provided to customers combined with additional personnel associated with increased billings in systems integration services.

SALES AND MARKETING
         Sales and marketing expenses for the quarter ended September 30, 1996 were $792,000 or 38% of total revenue compared to $504,000 or 24% of total revenue for the quarter ended September 30, 1995. The expense increase of $288,000 was attributable to additions in marketing programs and personnel.

PRODUCT DEVELOPMENT
         Product development expenses were $547,000, or 26% of revenues, (after capitilization of software developments costs of $184,000) for the quarter ended September 30, 1996 compared to $308,000, or 15% of revenues, (after capitilization of software developments costs of $31,000) for the comparable quarter in 1995. The $239,000 increase in expenses reflects resources, primarily personnel additions, to develop future company products.

GENERAL AND ADMINISTRATIVE
         General and administrative expenses were $552,000, or 27% of revenues, for the quarter ended September 30, 1996 compared to $339,000, or 16% of revenues for the comparable quarter in 1995. The increase of $213,000 is attributable to additional audit, legal, professional, shareholder relations, compensation and insurance expenses.

NON-RECURRING COSTS
         The Company had recorded a charge of $320,000 in the quarter ended June 30, 1995 for expenses to be incurred pursuant to a restructure plan. Subsequently, it was determined that in order to support the Company's planned growth in the systems integration and consulting area, the Company would need to retain some of the facility space and the equipment that it had previously planned to dispose of. As a result of this change and the resultant lower level of expenses incurred, during the quarter ended September 30, 1995 the Company reversed $170,000 of the restructure charge accrued in the previous quarter. The restructure plan was completed in November, 1995.

INTEREST INCOME (EXPENSE)
         Interest income (expense) net was $13,000 in the quarter ended September 30, 1996 compared to $14,000 for the comparable quarter last year.

NET INCOME (LOSS)
         Net loss was $878,000 for the quarter ended September 30, 1996 compared to a net profit of $259,000 for the quarter ended September 30, 1995. Net loss applicable to common shares, after preferred stock dividend charges, was $930,000, or $(.23) per share for the September, 1996 quarter compared to a profit of $259,000, or $.07 per share for the quarter ended September 30, 1995.

SIX MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995:

REVENUE
         Total revenue for the six months ended September 30, 1996 was $5,021,000 and increased by 72% compared to revenue of $2,917,000 for the six months ended September 30, 1995. Product revenue was $2,479,000 for the latest six month period and increased by 43% compared to the same period in 1995. This increase is attributable to an increase in the size of sales orders reflecting the Company's emphasis on selling to key accounts and larger customers.

         Maintenance revenue was $880,000 for the six months ended September 30, 1996 and increased by $44,000 compared to the same period in 1995. Services revenue was $1,662,000 for the latest six month period and increased by $1,309,000 compared to the six months ended September 30, 1995. This increase is directly attributable to the increase in revenue from the Company's consulting and systems integration activities. During the last four quarters, the Company has focused on increasing its systems integration services to increase total revenue and to provide support services to enable higher sales volumes of its core software products.

GROSS MARGIN
         Gross margin for the six months ended September 30, 1996 and 1995 were $2,865,000 (57%) and $1,376,000 (47%), respectively. Cost of revenue for these periods, respectively, was $2,156,000 or 43% of revenue, compared to $1 541,000, or 53% of revenue. The increase in the gross margin percentage during 1996 reflects an increase in sales volume with a lower rate of increase in cost of revenue, much of which, including software amortization and support expenses, does not increase in proportion to revenue increases.

         Cost of revenue for product revenue was $759,000 for the six months ended September 30, 1996 compared to $757,000 for the same period during 1995. The cost of product revenue includes software amortization charges of $452,000 for the September 30, 1996 period compared to $412,000 for the comparable period last year.

         Total combined costs of revenue for maintenance and services were $1,397,000 for the six months ended September 30, 1996 and increased by 78% compared to 784,000 for the six months ended September 30, 1995. This compares with a 113% increase in the revenues related to these costs. The increase in cost of revenue reflects added personnel costs associated with upgrading the level of maintenance support provided to customers combined with additional personnel associated with increased billings in systems integration services.

SALES AND MARKETING
         Sales and marketing expenses for the six months ended September 30, 1996 were $1,670,000 or 33% of total revenue compared to $1,093,000 or 38% of total revenue for the six months ended September 30, 1995. The expense increase of $577,000 is attributable higher sales commissions related to increased revenue levels, combined with added marketing programs and personnel additions.

PRODUCT DEVELOPMENT
         Product development expenses were $992,000, or 20% of revenues, ( after capitilization of software developments costs of $364,000) for the six months ended September 30, 1996 compared to $704,000, or 24% of revenues, ( after capitilization of software developments costs of $80,000) for the comparable period in 1995. The $288,000 increase in expenses reflects resources, both in personnel and outside contractors, added to develop future company products. .

GENERAL AND ADMINISTRATIVE
         General and administrative expenses were $1,004,000, or 20% of revenues, for the six months ended September 30, 1996 compared to $857,000, or 29% of revenues for the comparable period in 1995. The increase of $147,000 is attributable to additional audit, legal, professional, shareholder relations, compensation and insurance expenses.

NON-RECURRING COSTS
         The Company recorded a net charge of $150,000 for the six months ended September 30, 1995 for expenses to be incurred pursuant to a restructure plan approved in June, 1995. The restructure plan was completed in November, 1995.

INTEREST INCOME (EXPENSE)
         Interest income (expense) net was $20,000 for the six months ended September 30, 1996 compared to $32,000 for the comparable period in 1995.

NET INCOME (LOSS)
         Net loss was $781,000 for the six months ended September 30, 1996 compared to a net loss of $1,396,000 for the six months ended September 30, 1995. Net loss applicable to common shares for these periods, respectively, after preferred stock dividend charges, was $862,000, or $(.22) per share for 1996 and $1,423,000, or $(.39) per share for 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows are summarized below for the periods indicated:
                                                           Six months ended
                                                             September 30,
                                                        -----------------------
                                                            1996         1995
                                                        ----------    ---------
         Cash provided by (used in):
             Operating activities                       $ (198,000)   $(595,000)
             Investing activities                         (601,000)    (108,000)
             Financing activities                        3,398,000      (78,000)
                                                        ----------    ---------
                 Increase (decrease) in cash            $2,599,000    $(781,000)
                                                        ==========    =========

         The Company generated net negative cash flows of ($198,000) from operations in the six months ended September 30, 1996. The Company had a negative cash flow of ($601,000) from investing activities relating to additions to capitalized software and capital expenditures. Financing activities generated cash flow of $3,398,000, and included proceeds from the sale of preferred stock, net of issuance costs, of $3,316,000. Working capital at September 30, 1996 was $2,779,000 compared to $91,000 at September 30, 1995.

         The Company presently has no material commitments for capital expenditures.

RISK FACTORS
         INSCI has experienced, an may in the future experience, significant quarter to quarter fluctuations in revenues and the results of operations. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenues and results of operations may fluctuate as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to software license fees versus services, the amount of revenue generated by alliances with other companies selling INSCI's products, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the sale of the Company's products generally involves a significant commitment of capital and may be delayed due to time-consuming authorization procedures within an organization.

For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company has historically operated with little backlog, since its products are generally shipped as orders are received. The Company has historically recognized a substantial portion of its revenues in the last month of the quarter, with these revenues concentrated in the last week of the quarter. Delays in the timing of recognition of specific revenues may adversely and disproportionately affect the Company's results of operations due the relatively fixed nature of a high percentage of the Company's operating expenses, and planned expenditure increases, such as additional expenditures for product development or expansion of the Company's sales force. Only a small percentage of the Company's expenses vary with its revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of the Company's Common Stock.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
         The Securities and Exchange Commission (the "Commission") issued an order, dated April 13, 1995, authorizing a private investigation of Imtech (INSCI's former majority shareholder) and INSCI, and its officers and directors during the period from March 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission in violation of
Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13; and failed to maintain proper books and records in violation of Section 13(b)2 of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Sections 13(b)(2)(a), Rule 13b2-1, and Rule 13b2-2 of the Exchange Act.

         On September 10, 1996 the Company was informed by the Commission that the staff inquiry relating to these matters had been terminated and that no enforcement action had been recommended this time.

          The Company has previously agreed to use its best efforts to file a registration statement for shares of stock in the Company pursuant to a conversion right granted to holders of convertible preferred stock in the Company and to certain Stockholders and Option and Warrant Holders. The Company is in the process of preparing a registration statement for the securities.

ITEM 2. CHANGES IN SECURITIES
         Changes in securities are incorporated by reference. Refer to Item 6.(b) on this report.

ITEM 4. SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS
         On September 26, 1996, the Company held its Annual Meeting of Shareholders, and the Shareholders ratified the following:

         (1) To approve the 1997 Equity Incentive Plan authorizing 3,000,000 shares of Common Stock $0.01 par value to replace 3,077,935 shares under the 1992 Stock . Option Plan that will be terminated.
         (2) To ratify the Board of Directors resolution with respect to the direct grant of 3,000,000 stock options to certain employees, directors and consultants.
         (3)  To amend the 1992 Directors Option Plan.

         The Company incorporates, by reference, the proxy material submitted to the Shareholders eligible to vote at its Annual Meeting.

ITEM 5. OTHER EVENTS
         On November 11, 1996, the Company completed the balance of the Private Placement Offering with J. Michael Reisert, Inc. (Reisert), acting as the Placement Agent, of 663,334 Units, consisting of 663,334 shares of 8% Convertible-Preferred Stock and Warrants to purchase 663,334 shares of Common Stock at $5.00 per share. Additionally, the Company issued 66,333 Placement Agent Units to Reisert at $5.50 per unit. The Company received gross proceeds of $2,487,503 as a result of the completion of the Placement, and incorporates, by reference, the Company's filing on Form 8-K as filed with the Commission dated September 12, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The reports on Form 8-K to be included to the 10-K and Proxy Statement filed by the Company (incorporated by reference)

         (A) EXHIBITS. None filed with this report.

         (B) REPORTS ON FORM 8-K.

         A report on Form 8-K, dated March 28, 1996, was filed on April 5, 1996 by the Company regarding the appointment of a new director.

         A report on Form 8-K, dated March 28, 1996, was filed on April 12, 1996 by the Company regarding the acquisition of Courtland.

         A report on Form 8-K, dated April 10, 1996, was filed on April 12, 1996 by the Company regarding the settlement with Bank of New York.

         A report on Form 8-K, dated April 29, 1996, was filed on May 6, 1996 by the Company regarding the resignation of the Chief Financial Officer.

         A report on Form 8-K, dated April 30, 1996, was filed on May 16, 1996 by the Company regarding the warrant exchange with Norcross.

         A report on Form 8-K/A , dated June 11, 1996 was filed on June 11, 1996 by the Company regarding the audited financial statements of Courtland.

         A report on Form 8-K, dated September 12, 1996, was filed on September 20, 1996 by the Company regarding the private placement of convertible preferred stock.

         A report on Form 8-K, dated September 16, 1996, was filed on September 23, 1996 by the Company regarding the sale of shares by IMTECH.

         A report on Form 8-K, dated September 20, 1996, was filed on September 20, 1996 by the Company regarding the financing with Amerivet/Dymally Securities.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INSCI CORP.

Date:  November 14, 1996        By:  /S/ ROGER C. KUHN
                                     -------------------------------------------
                                     Roger C. Kuhn
                                     Vice President and Chief Financial Officer