Form 10-Q
period 1996-12-31
INSCI CORP
filed 1997-02-12
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: December 31, 1996

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from ______________ to ______________

                         Commission file number: 1-12966


                                   INSCI CORP
             (Exact name of registrant as specified in its charter)

              Delaware                                   06-1302773
------------------------------------        ------------------------------------
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

Yes   X     No  __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                             Outstanding at December 31, 1996
-------------------                             --------------------------------
Common stock, par value $.01                              4,075,257

Transitional Small Business Disclosure Format (check one)
Yes   X    No ___

                                   INSCI CORP

                                      INDEX

PART I          FINANCIAL INFORMATION

Item 1.         Condensed Financial Statements

                Condensed Balance Sheet as of  December 31, 1996               3

                Condensed Statements of Operations for the Three Months
                  and Nine Months Ended December 31, 1996 and 1995             4

                Condensed Statement of Cash Flows for the Nine Months
                  Ended December 31, 1996 and 1995                             5

                Notes to Condensed Financial Statements                        6

Item 2.         Management's Discussion and Analysis or Plan of Operation      7


PART II         OTHER INFORMATION

Item 1          Legal Proceedings                                             13

Item 2          Changes in Securities                                         14

Item 4          Submission of Matters to a Vote of Security Holders           14

Item 5          Other Events                                                  14

Item 6          Exhibits and Reports on Form 8-K                              15


                Signature                                                     16

                                   INSCI CORP
                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)


ASSETS                                                              DECEMBER 31,
                                                                       1996
                                                                    ------------
Current assets:
     Cash and cash equivalents                                        $ 4,776
     Accounts receivable, net                                           3,114
     Inventory                                                             93
     Prepaid expenses and other                                           207
                                                                      -------
       Total current assets                                             8,190
Property & equipment                                                    1,938
     Less: accumulated depreciation                                    (1,206)
                                                                      -------
       Total equipment, net                                               732
Capitalized software development costs,
     net of accumulated amortization of $960                              633
Purchased software, net of accumulated amortization of $298               956
Other assets                                                               89
                                                                      -------
Total assets                                                          $10,600
                                                                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                                     $    15
     Accounts payable                                                     993
     Accrued liabilities                                                1,198
     Customer deposits                                                     20
     Unearned maintenance revenue                                         716
                                                                      -------
       Total current liabilities                                        2,942
Note payable                                                               44
Stockholders' equity :
  Common stock                                                             40
  Preferred stock                                                          39
  Additional paid-in capital                                           23,295
  Accumulated deficit                                                 (15,760)
                                                                      -------
       Total stockholders' equity                                       7,614

Total liabilities and stockholders' equity                           $ 10,600
                                                                     ========


                             See accompanying notes

                                             INSCI CORP
                                 CONDENSED STATEMENTS OF OPERATIONS
                              (in thousands, except per share amounts)
                                             (unaudited)

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            DECEMBER 31,                           DECEMBER 31,
                                                      1996              1995                 1996              1995
                                                     -------          -------               -------         -------
Revenue
    Product                                          $ 1,983          $ 1,379               $ 4,473         $ 3,078
    Maintenance                                          556              460                 1,435           1,296
    Services                                             821              316                 2,472             698
                                                     -------          -------               -------         -------
       Total revenue                                   3,360            2,155                 8,380           5,072
Cost of revenue
    Product                                              446              392                 1,209           1,149
    Maintenance                                          329              230                 1,032             730
    Services                                             404              195                 1,095             479
                                                     -------          -------               -------         -------
       Total cost of revenue                           1,179              817                 3,336           2,358
                                                     -------          -------               -------         -------
Gross margin                                           2,181            1,338                 5,044           2,714
Expenses
    Sales and marketing                                1,077              552                 2,746           1,645
    Product development                                  554              356                 1,545           1,060
    General and administrative                           492              345                 1,496           1,202
    Litigation settlement costs                                           250                                   250
    Restructure/relocation costs                           -              (61)                    -              89
                                                     -------          -------               -------         -------
       Total expenses                                  2,123            1,442                 5,787           4,246
                                                     -------          -------               -------         -------

Income (loss) from operations                             58             (104)                 (743)         (1,532)
Interest income (expense)
    Interest income                                       45                7                    70              39
    Interest expense                                      (5)               -                   (10)              -
                                                     -------          -------               -------         -------
       Interest income (expense) net                      40                7                    60              39
                                                     -------          -------               -------         -------

Net income (loss)                                         98              (97)                 (683)         (1,493)

Preferred stock dividend                                (139)               -                  (220)            (27)
                                                     -------          -------               -------         -------

Net income (loss) applicable to common shares        $   (41)         $   (97)              $  (903)        $(1,520)
                                                     =======          =======               =======         =======
Net income (loss) per common share                   $ (0.01)         $ (0.03)              $  0.23)        $ (0.42)
                                                     =======          =======               =======         =======

Weighted average common shares outstanding             4,056            3,642                 3,983           3,641
                                                     =======          =======               =======         =======

                                   INSCI CORP
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            NINE MONTHS ENDED
                                                                DECEMBER 31
                                                             1996         1995
                                                           -------      -------
Cash flows from operating activities:
  Net income (loss)                                        $  (683)     $(1,493)
  Reconciliation of net loss to net cash
  used in operating activities:
    Depreciation and amortization                              360          332
    Amortization of deferred software costs                    680          591
    Changes in assets and liabilities:
      Accounts receivable                                   (1,012)         (68)
      Inventory                                                (81)          (1)
      Prepaid expenses and other assets                        (80)          21
      Note payable                                             (33)            -
      Accounts payable                                         332           23
      Accrued and other liabilities                            134          287
      Customer deposits                                       (237)        (149)
      Unearned maintenance revenue                             142          (57)
                                                           -------      -------
Net cash used in operating activities                         (478)        (514)
Cash flows from investing activities:
    Additions to capitalized software development costs       (675)        (141)
    Capital expenditures                                      (259)        (112)
    Other assets                                                              3
                                                           -------      -------
Net cash used in investing activities                         (934)        (250)
Cash flows from financing activities:
    Proceeds from exercise of stock options                    156             -
    Proceeds from sale of preferred stock                    6,350        1,200
    Payment of preferred stock issuance costs                 (728)        (260)
    Redemption of preferred stock and dividends                          (1,000)
    Payment of capital lease obligations                       (26)         (28)
                                                           -------      -------
Net cash provided by (used in) financing activities          5,752          (88)
                                                           -------      -------

Net change in cash and cash equivalents                      4,340         (852)
Cash and cash equivalents at beginning of year                 436        1,605
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 4,776      $   753
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

      In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of operations for the quarters ended December 31, 1996 and 1995 and nine months ended December 31, 1996 and 1995 and cash flows for the nine months ended December 31, 1996 and 1995.

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

                                                     Three months ended               Nine months ended
                                                        December 31,                     December 31,
                                                    1996           1995               1996          1995
                                                    ----           ----               ----          ----
Revenue                                               %              %                  %             %
                                                      -              -                  -             -
    Product                                          59             64                 53            61
    Maintenance                                      17             21                 17            25
    Services                                         24             15                 30            14
                                                    ---            ---                ---           ---
       Total revenue                                100            100                100           100
Cost of revenue
    Product                                          13             18                 15            23
    Maintenance                                      10             11                 12            14
    Services                                         12              9                 13             9
                                                    ---            ---                ---           ---
       Total cost of revenue                         35             38                 40            46
                                                    ---            ---                ---           ---
Gross margin                                         65             62                 60            54
Expenses
    Sales and marketing                              32             26                 33            32
    Product development                              16             16                 18            21
    General and administrative                       15             16                 18            24
    Litigation settlement costs                       0             12                  0             5
    Restructure/relocation costs                      0             -3                  0             2
                                                    ---            ---                ---           ---
       Total expenses                                63             67                 69            84

Income (loss) from operations                         2             -5                 -9           -30
Interest income (expense)
    Interest income                                   1              0                  1             1
    Interest expense                                  0              0                  0             0
                                                    ---            ---                ---           ---
       Interest income (expense) net                  1              0                  1             1
                                                    ---            ---                ---           ---

Net income (loss)                                     3             -5                 -8           -29
                                                    ===            ===                ===           ===

THREE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED
TO THE THREE MONTHS ENDED DECEMBER 31, 1995:

REVENUE
      INSCI sells, installs and supports imaging, print-on-demand, data management and archival storage software products. Sales to end users generally include software, systems integration and consulting services, installation and training, and relative to total revenues, minor amounts of optical storage hardware purchased from third parties. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI also sells software products directly to value added resellers and distributors.

      Total revenue for the quarter ended December 31, 1996 was $3,360,000 and increased by 56% compared to revenue of $2,155,000 for the quarter ended December 31, 1995. Revenue is net of discounts and allowances. Product revenue for the current quarter totaled $1,983,000 and increased by 44% versus last year's quarter. The increase in product revenues reflects steps taken by the Company to increase the number of enterprise level licenses, which have a high sales value, combined with increasing revenues from the Company's strategic sales partners.

      Maintenance revenue was $556,000 for the December 31, 1996 quarter and increased by 21% from the comparable 1995 quarter, reflecting the increase in the Company's installed base of software licenses and the corresponding increase in related maintenance revenues. Service revenue, which includes charges for consulting, systems integration services, custom applications, installation and training, totaled $821,000 for the current quarter and increased by 160%, or $505,000, over the December 31, 1995 quarter. This increase is primarily attributable to additional revenues from the Company's consulting and systems integration activities.

GROSS MARGIN AND COST OF REVENUE
      Gross margin for the quarter ended December 31, 1996 was $2,181,000 and increased by 63% over gross margin of $1,338,000 for the quarter ended December 31, 1995. Gross margin as a percent of sales for these periods was 65% and 62% respectively. The increase in the gross margin percentage during 1996 reflects an increase in sales volume with a lower rate of increase in cost of revenue, much of which, including software amortization and support expenses, does not increase in proportion to revenue increases.

      Cost of product revenue was $446,000 for the December 31, 1996 quarter compared to $392,000 for the same quarter last year. Costs associated with product revenue include the costs of hardware and software products purchased for resale, and charges for the amortization of capitalized software development costs. Cost of product revenue varies depending upon the mix of software and hardware products including individual system orders. Cost of product revenue includes software amortization charges of $229,000 for the December 31, 1996 quarter compared to $179,000 for the comparable period last year.

      Costs for maintenance and services revenue include the costs of systems integration, consulting, customer support personnel, the cost of third-party services and hardware maintenance subcontracts. Total combined cost of revenue for maintenance and services were $733,000 for the December 31, 1996 quarter compared to $425,000 for the comparable period last year. This increase reflects additional personnel associated with increased billings in systems integration services combined with added personnel costs associated with upgrading the level of maintenance support services provided to customers.

SALES AND MARKETING
      Sales and marketing expenses for the quarter ended December 31, 1996 were $1,077,000 or 32% of total revenue compared to $552,000 or 26% of total revenue for the quarter ended December 31, 1995. The expense increase of $525,000 between these periods is attributable to sales commissions related to increased revenues combined with additions in marketing programs and personnel to support increases in revenues.

PRODUCT DEVELOPMENT
      Product development expenses were $554,000, or 16% of revenues, (after capitilization of software developments costs of $287,000) for the quarter ended December 31, 1996 compared to $356,000, or 16% of revenues, (after capitilization of software developments costs of $60,000) for the comparable quarter in 1995. The $198,000 increase in expenses reflects resources, primarily personnel additions, to enhance and develop future company products. The increase in capitalized software development costs reflects additional investments in new and enhanced products, much of which relates to the Company's new Windows NT and imaging products.

GENERAL AND ADMINISTRATIVE
      General and administrative expenses were $492,000, or 15% of revenues, for the quarter ended December 31, 1996 compared to $345,000, or 16% of revenues for the comparable quarter in 1995. The increase of $147,000 is attributable to additional audit, legal, professional, shareholder relations, compensation and insurance expenses.

NON-RECURRING COSTS
      The Company recorded a charge of $250,000 in the quarter ended December 31, 1995 related to the settlement in full of a dispute with Marine Midland Bank. During the same quarter, the Company reversed $61,000 in expenses related to provision for a restructuring plan that had been accrued during the quarter ended June 30, 1995. There has been no activity relating to non-recurring charges during the quarter ended December 31, 1996.

INTEREST INCOME (EXPENSE)
      Net interest income (expense) was $40,000 in the quarter ended December 31, 1996 compared to $7,000 for the comparable quarter last year. The increase in net interest income of $33,000 reflects interest on added equity funds that were raised during September, October and November of 1996.

NET INCOME (LOSS)
      Net income was $98,000 for the quarter ended December 31, 1996 compared to a net loss of $97,000 for the quarter ended December 31, 1995. After provision for preferred stock dividends of $139,000, which primarily relate to capital raised for acquisition purposes during the Fall of 1996, net loss applicable to common shares for the quarter ended December 31, 1996 was $41,000 , or ($.01) cents per share, compared to a loss of $97,000, or ($.03) cents per share for the comparable period last year.


NINE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED
TO THE NINE MONTHS ENDED DECEMBER 31, 1995:

REVENUE
      Total revenue for the nine months ended December 31, 1996 was $8,380,000 and increased by 65% compared to revenue of $5,072,000 for the nine months ended December 31, 1995. Product revenue was $4,473,000 for the latest nine month period and increased by 45% compared product revenues of $3,078,000 for the same period in 1995. This increase is attributable to higher value sales orders and reflects the Company's emphasis on selling enterprise licenses to key accounts and larger customers, combined with increasing revenues from the Company's strategic sales partners.

      Maintenance revenue was $1,435,000 for the nine months ended December 31, 1996 and increased by $139,000 compared to the same period in 1995. Services revenue was $2,472,000 for the latest nine month period and increased by 254%, or $1,774,000 compared to the nine months ended December 31, 1995. This increase is primarily attributable to the increase in revenue from the Company's consulting and systems integration activities. During the current fiscal year, the Company has focused on increasing its systems integration services to increase total revenue and to provide support services to enable higher sales volumes of its core software products.

GROSS MARGIN AND COST OF REVENUE

      Gross margin for the nine months ended December 31, 1996 was $5,044,000 and increased by 86% over gross margin of $2,714,000 for the nine months ended December 31, 1995. Gross margin as a percent of sales for these periods was 60% and 54% respectively. The increase in the gross margin percentage during 1996 reflects an increase in sales volume with a lower rate of increase in cost of revenue, much of which, including software amortization and support expenses, does not increase in proportion to revenue increases.

      Cost of product revenue was $1,209,000 for the nine months ended December 31, 1996 compared to $1,149,000 for the same period during 1995. The cost of product revenue includes software amortization charges of $680,000 for the December 31, 1996 period compared to $591,000 for the comparable period last year.

      Total combined costs of revenue for maintenance and services were $2,127,000 for the nine months ended December 31, 1996 and increased by 76% compared to $1,209,000 for the nine months ended December 31, 1995. This compares with a 96% increase in the revenues related to these costs. The increase in cost of revenue reflects additional personnel associated with increased billings in systems integration services combined with added personnel costs associated with upgrading the level of maintenance support provided to customers.

SALES AND MARKETING
      Sales and marketing expenses for the nine months ended December 31, 1996 were $2,746,000 or 33% of total revenue compared to $1,645,000 or 32% of total revenue for the nine months ended December 31, 1995. The expense increase of $1,101,000 between these periods is attributable to sales commissions related to increased revenues combined with additions in marketing programs and personnel to support increases in revenues.

PRODUCT DEVELOPMENT
      Product development expenses were $1,545,000, or 18% of revenues, ( after capitilization of software developments costs of $675,000) for the nine months ended December 31, 1996 compared to $1,060,000, or 21% of revenues, ( after capitilization of software developments costs of $141,000) for the comparable period in 1995. The $485,000 increase in expenses reflects resources, primarily personnel additions and outside contractors, to enhance and develop future company products. The increase in capitalized software development costs reflects additional investments in new and enhanced products, much of which relates to the Company's new Windows NT and imaging products.
 .
GENERAL AND ADMINISTRATIVE
      General and administrative expenses were $1,496,000, or 18% of revenues, for the nine months ended December 31, 1996 compared to $1,202,000, or 24% of revenues for the comparable period in 1995. The increase of $294,000 is attributable to additional audit, legal, professional, shareholder relations, compensation and insurance expenses.

NON-RECURRING COSTS
      The Company recorded a charge of $250,000 in the quarter ended December 31, 1995 related to the settlement in full of a dispute with Marine Midland Bank. During the same quarter, the Company reversed $61,000 in expenses related to provision for a restructuring plan that had been accrued during the quarter ended June 30, 1995. There has been no activity relating to non-recurring charges during the nine months ended December 31, 1996.

INTEREST INCOME (EXPENSE)
      Interest income (expense) net was $60,000 in the for the nine months ended December 31, 1996 compared to $39,000 for the comparable period last year. The increase in net interest income of $21,000 reflects interest on added equity funds that were raised during September, October and November of 1996.

NET INCOME (LOSS)
      Net loss was $683,000 for the nine months ended December 31, 1996 compared to a net loss of $1,493,000 for the nine months ended December 31, 1995. After provision for preferred stock dividends of $220,000, which primarily relate to capital raised for acquisition purposes during the Fall of 1996, net loss applicable to common shares for the nine months ended December 31, 1996 was $903,000 , or ($.23) cents per share, compared to a loss of $1,520,000 after preferred stock dividends of $27,000, or ($.42) per share, for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash flows are summarized below for the periods indicated:

                                                       Nine months ended
                                                          December 31,
                                                ------------------------------
                                                    1996               1995
                                                    ----               ----
      Cash provided by (used in):
           Operating activities                 $ (478,000)         $(514,000)
           Investing activities                   (934,000)          (250,000)
           Financing activities                  5,752,000            (88,000)
                                                ----------          ---------
                Increase (decrease) in cash     $4,340,000          $(852,000)
                                                ==========          =========


      The Company generated net negative cash flows of ($478,000) from operations in the nine months ended December 31, 1996. The Company had a negative cash flow of ($934,000) from investing activities relating to additions to capitalized software and capital expenditures. Financing activities generated cash flow of $5,752,000, and included proceeds from the sale of preferred stock, net of issuance costs, of $5,622,000. The preferred stock placement requires that approximately $4,000,000 of the funds raised be utilized for acquisition purposes. In January, 1997, the Company obtained a bank line of credit aggregating $1,750,000 (refer to items) to supplement its working capital and equipment financing requirements. Working capital at December 31, 1996 was $5,248,000 compared to $140,000 at December 31, 1995.

      The Company presently has no material commitments for capital expenditures.


RISK FACTORS
      INSCI has experienced, and may in the future experience, significant quarter to quarter fluctuations in revenues and the results of operations. Such fluctuations may result in volatility in the market price of the Company's Common Stock. Quarterly revenues and results of operations may fluctuate as the result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to software license fees versus services, the amount of revenue generated by alliances with other companies selling INSCI's products, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Additionally, the sale of the Company's products generally involves a significant commitment of capital by its customers and may be delayed due to time consuming authorization procedures within an organization.

      While the Company has achieved an operating income in some past quarters, INSCI historically has been unable to generate sales volumes necessary to achieve profitability on a sustained basis. INSCI's operating results are affected by a wide variety of factors, many of which are beyond the control of the Company. The principal factors are the revenue contribution of its sales and distribution partners and channels, market acceptance of INSCI's products, customer demand for INSCI's products and services, the level of orders which are received and can be shipped in a quarter, and product performance and reliability. Other factors include INSCI's ability to design and introduce on a timely basis new products which compete effectively on the basis of price and performance and which address customer requirements, product obsolescence, technological changes, competition and competitive pressures on price, and general economic conditions affecting the investment by potential customers in peripheral computer devices. There is no assurance that the company can sustain its sales volume going forward or that it will be able to achieve a profit in the marketing of its products.


PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
      On September 30, 1992, the Company and Information Management Technologies Corporation ("IMTECH"), the Company's former majority shareholder, reached an agreement with the Securities and Exchange Commission ("Commission") to conclude and settle the Commission's informal investigation of the Company and IMTECH. The Company and IMTECH, without admitting or denying any of the allegations made by the Commission in its complaint, and without trial or final adjudication of the allegations made in the Commission's complaint consented to the entry of an order enjoining them from future violations of certain provisions of the Federal Securities Laws and the rules and regulations thereunder. The settlement may adversely affect the Company and restrict the Company's ability to raise funds from persons located in certain significant states. The impact of these restrictions may be to prevent the Company and IMTECH from conducting future public offerings or private security placements. The Company and IMTECH may be subject to contempt of court or other sanctions if the Company or IMTECH, at any time in the future, engage in actions that are deemed to violate the consent judgement and the injunctions.

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

      On September 10, 1996 the Company was informed by the Commission that the staff inquiry relating to these matters had been terminated and that no enforcement action had been recommended at this time.

      The Company has previously agreed to use its best efforts to file a registration statement for shares of stock in the Company pursuant to a conversion right granted to holders of convertible preferred stock in the Company and to certain Stockholders and Option and Warrant Holders. The Company is in the process of preparing a registration statement for the securities and may be subject to damages for its Registration Rights Agreements.

ITEM 2. CHANGES IN SECURITIES
     Changes in securities are incorporated by reference. Refer to Item 6.(b) on this report.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On September 26, 1996, the Company held its Annual Meeting of Shareholders, and the Shareholders ratified the following:

     (1) To approve the 1997 Equity Incentive Plan authorizing 3,000,000 shares of Common Stock $0.01 par value to replace 3,077,935 shares under the 1992 Stock Option Plan that will be terminated.
     (2) To ratify the Board of Directors resolution with respect to the direct grant of 3,000,000 stock options to certain employees, directors and consultants.
     (3) To amend the 1992 Directors Option Plan.

      The Company incorporates, by reference, the proxy material submitted to the Shareholders eligible to vote at its Annual Meeting.

ITEM 5. OTHER EVENTS
      On January 13, 1997, the Company entered into an Agreement with Silicon Valley Bank ("Bank"), wherein the Company obtained a bank line of credit aggregating $1,750,000, of which $1,500,000 was designated as a working capital line, and $250,000 for an equipment financing line.

      The rate of interest to be paid to the Bank is the prime rate plus one percent (1%), which rate of interest would be reduced by one-half (1/2%) upon the Company achieving quarterly income/before provision for dividends on Preferred Stock. Additionally, the terms of the line contain covenants which include that the Company not exceed $150,000 loss for the quarter ended March 31, 1997, maintenance of minimum tangible net worth of $5,000,000, minimum quick ratio of 2.0:1 and debt service coverage of 1.5X.

      The term of the line further provides for working capital advances up to seventy five percent (75%) of the Company's eligible domestic accounts receivable under ninety days from invoice date. The advance rate is capped at sixty percent until quarterly profitability of $75,000 is achieved. Collateral for the line is comprised of all Company assets except fixed assets financed elsewhere.



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

      A report on Form 8-K, dated December 30, 1996, was filed on January 7, 1997 by the Company regarding a change in auditing firms from Mahoney Cohen Rashba & Pokart, CPA, PC to Pannell Kerr & Forster.

                                     SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INSCI CORP.


Date:  February 14, 1997        By:  /S/ ROGER C. KUHN
                                     -------------------------------
                                     Roger C. Kuhn
                                     Vice President and Chief
                                     Financial Officer