Form 10KSB
period 1997-03-31
INSCI CORP
filed 1997-06-27
CIK 878612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIIES
                              EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:                                COMMISSION FILE NUMBER
      MARCH 31, 1997                                             1-12966
================================================================================
                                   INSCI CORP
================================================================================
               (Exact name of registrant specified in its charter)

          DELAWARE                   TWO WESTBOROUGH BUSINESS PARK, WESTBOROUGH, MA                   06-1302773
          --------                   ----------------------------------------------                   ----------
(State or other jurisdiction of         (Address of Principal executive offices)         (I.R.S. Employer Identification No.)
 incorporation or organization)

                                      01581
                                      -----
                                    Zip Code
                                 (508) 870-4000
                                 --------------
              (Registrant's Telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class

                          COMMON STOCK, $.01 PAR VALUE
                               REDEEMABLE WARRANTS

  (REDEEMABLE BY COMPANY BASED ON A FORMULA, OR TWO WARRANTS CAN BE EXERCISED
          AT AN AGGREGATE PRICE OF $9.00 FOR ONE SHARE OF COMMON STOCK)

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the closing bid and asked quotations for the Common Stock on June 12, 1997, as reported by NASDAQ, was approximately $14,626,848. As of June 12, 1997, registrant had outstanding 4,327,470 shares of Common Stock

         Revenues for the fiscal year ended March 31, 1997 were $11,381,000.

Part III incorporates information by reference to the registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1997.

================================================================================

                                   INSCI CORP
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                      INDEX

PART I                                                                      PAGE
Item 1.   Business ......................................................      3

Item 2.   Properties ....................................................     14

Item 3.   Legal Proceedings .............................................     14

Item 4.   Submission of Matters to a Vote of Securities Holders..........     15

          Executive Officers of the Registrant................  Refer to Page 27

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters ...........................................     16

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................     16

Item 7.   Financial Statements...........................................     22

Item 8.   Changes in and Disagreements with Accountants on  Accounting
          and Financial Disclosures......................................     22

PART III

Item 9.   Directors and Executive Officers of the Registrant.............     23

Item 10.  Executive Compensation.........................................     23

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management ....................................................     23

Item 12.  Certain Relationships and Related Transactions.................     23

Item 13.  Exhibits and Reports on Form 8-K...............................     23

SIGNATURES...............................................................     24

EXHIBIT INDEX.......................................................... See List

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

        INSCI Corp (INSCI or the "Company") develops, markets, installs and services electronic information and document management systems designed to meet the enterprise-wide needs of organizations which produce large quantities of computer-generated documents and require the storage of and access to a broad array of document types. The Company provides its customers with the ability to electronically capture documents and computer output from a variety of sources, to store information electronically and to access and deliver the information either electronically or via reprints in a fashion that lowers costs, improves quality, improves service and provides greater control to the customer. INSCI's products focus on both the desktop imaging and document management market and the automated document factory production market.

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

        During fiscal 1997, the Company announced the addition of six new products to its offerings; WebCOINS, an Internet product, COINSflow, a workflow product, Advanced COINSCAN, an imaging product, Advanced COINSERV, a data archive and retrieval product, COINS Demander, a database interface, and Setup Expert, an application set up interface. The Company also announced a Windows NT product that is scheduled for release in June, 1997. These additions to INSCI's product offerings were funded by an increase in the Company's gross expenditures for software products developed and purchased by 59% in fiscal 1997. The Company's product development program has been directed toward creating a suite of complementary products to meet customer and marketplace requirements for a more complete electronic document management solution.

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

        In September 1995, Dr. Prince was appointed as Chairman of the Board of Directors of INSCI. Two members of the board, Mr. David Grace and Mr. Olin Broadway, resigned from the board at the end of the 1995 fiscal year and were replaced by two new directors, Mr. Frank Murphy and Mr. Leonard Gartner. Mr. Richard Gerstner, was appointed to the board in March 1996. In September of 1996 at the Company's annual meeting for Shareholders Messrs. Prince, Gartner, Gerstner, Murphy and Oxenberg were elected by Shareholders to serve as directors of the Company for the ensuing year.

        In March 1996, Mr. George Trigilio, Jr. was appointed Executive Vice President and Imaging Division Director. Mr. John E. Steinkrauss resigned as the Company's Chief Financial Officer and Vice President of Finance and Administration in May 1996. Mr. Roger C. Kuhn was appointed Vice-President and Chief Financial Officer of the Company in July 1996.

PRODUCT OVERVIEW

        INSCI Corp is a supplier of optical-disk based client/server computer output to laser disk (COLD) systems. These are electronic printing and digital repository systems that replace the need to carry out paper-based printing in many situations. This market addresses print and microfiche replacement using digital-based techniques to replace unnecessary printing and microfiche production and allowing on-line viewing of reports that would otherwise need to be printed. This in turn produces savings for users. INSCI's leading product, COINSERV, is recognized as a performance leader in the client-server segment of the market.

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

        INSCI also develops and markets imaging, document management and workflow products. These products provide a complete document storage system by allowing the user to scan and store images of documents and to store, retrieve and manage the distribution of documents in mixed data formats such as image, word processed documents, and spreadsheet documents. This allows INSCI to offer a complete suite of software which allows a user to address all document storage needs.

        INSCI provides advanced systems integration services to its customers which allow them to integrate its various products and services and to provide more efficient and less costly customer service, printing and mailing operations and to increase their competitive efficiency. The goal of INSCI's present business strategy with respect to its systems integration group is to provide outstanding document management solutions in a fully integrated and customized manner that enable customers to improve their business processes and competitive position.

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

        The COINSERV client/server product is currently installed at over 300 customer sites which includes all key vertical industry segments. The system is supported on many UNIX platforms and provides LAN/WAN connectivity to Windows & DOS PC's and UNIX terminals. Furthermore, COINSERV provides native terminal connectivity to 7 mainframe and mini-computer systems. This includes TICS 3270, AS400 5250, UNISYS A/V, UNISYS 1100/2200, and Data General MVs.

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

        A technology sharing partnership between INSCI and ELIXIR Technologies now provides a way of processing, archiving, retrieving, viewing and distributing complex data objects that combine text, graphics, forms, fonts, bar codes and logos. It is the Company's intention to add support for other intelligent data streams such as PDF and PCL to both COINSERV and COINS-CD products.

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

        CLIENT/SERVER ARCHITECTURE: The COINSERV system is built on open systems distributed processing principles utilizing a true client/server architecture. As such, the system allows for seamless data access from host-computer based legacy systems as well as state of the art LAN/WAN environments. COINSERV users get the best of both worlds; they can take advantage of the investments they have made through the years in their legacy systems' hardware, software, and networks, while at the same time supporting implementations of LAN/WAN distributed processing topologies.

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

        With the COINS-CD product, third party service centers licensed by INSCI process computer generated magnetic tapes and record the information on CD-ROMs. All the data and indexes are written to the CD or other selected storage media along with the software necessary to access and view them thus making archival and retrieval methods such as paper and microfiche obsolete.

ADVANCED COINSCAN

        Advanced COINScan converts paper documents into electronic images, then compresses, indexes, and moves them into COINSERV for storage and retrieval. Documents can be searched through their indices and subsequently retrieved, displayed, printed and faxed. Product features include optical character recognition and bar code reading, high volume batch scanning and compatibility with Windows '95, Windows 3.1 and Windows for Workgroups.

COINSFLOW

        COINSflow is a customer-focused, service-oriented workflow system designed on a case management basis. Users access the system's various functions through the representation of a simulated office scene. Using a flow charting concept, business processes can be built from a library of pre-defined tasks customized to a particular business. The software's advanced search facility and case-tracking allow inquiries to be answered quickly.

WEBCOINS

        WebCOINS provides access to COINSERV databases of archived documents through Internet browsers. WebCOINS delivers archived documents in PDF format, which can be read and displayed by browsers such as Microsoft Internet Explorer and Netscape Navigator.

COINSERV FOR WINDOWS NT

        COINSERV for Windows NT is a high-speed, high volume document archive/retrieval system designed to maximize the processing power of Windows NT. It incorporates many of the features of Advanced COINSERV. This software provides high-performance archive and retrieval functionality combined with the ease of use of the Windows NT environment.

COINS DEMANDER

        COINS Demander provides a quick-reference interface to the COINSERV document database. Reports to be viewed are specified in a single dialog box. These reports remain indexed and can be immediately recalled from a PC without the intermediate step of accessing the main retrieval system.

SETUP EXPERT

        Setup Expert is a graphical interface that leads a user through the steps to create an application definition file. The purpose of this software is to simplify the process of setting up or modifying a data archive or retrieval application.

MONARCH DATA MINING

        Monarch Data Mining provides a Windows based report mining and analysis tool so that COINSERV archival document information can be manipulated into field oriented data on a PC. This product analyzes documents stored in COINSERV so that information with specified characteristics can be retrieved.


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



PRODUCT DEVELOPMENT

        The market for data storage and retrieval products is highly competitive and characterized by frequent technological change. Consequently, INSCI must continually enhance its products and continue to develop new products. INSCI engages in product development activities primarily intended to:

  - Modify its software products to permit operation with additional computers and operating environments

  - Enhance its software products to make them easier to install, use and maintain

  - Add new features to this software product intended to simplify installation, operation and the generations of optical applications

  - Add additional features and functions

  - Develop new user specific applications

  - Investigate potential uses of emerging technologies to complement COINSERV's document management function.

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

HIERARCHICAL STORAGE MANAGER

        Advanced COINSERV Hierarchical Storage Manager ("HSM") makes it possible for COINSERV to utilize the most responsive media for current archive data and migrate older data to less expensive storage media. COINSERV writes the most current data with the highest access requirement to magnetic RAID devices and as the data ages and the access frequency for the data diminishes, the archive documents are migrated to less expensive media such as WORM optical disks. The COINSERV HSM component will:

        - provide faster archive speeds and access to most current data - allow migration based on report characteristics, download bundles, document size and index values
        - provide a way of deleting reports that are temporary
        - provide access to documents while new documents are being archived to the magnetic RAID sub- system - provide independent index and data migration

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

OTHER ENHANCEMENTS

        Other enhancements include numerous additions to the COINSERV Volume
Manager: error recovery, reporting and tracking, fax sub-system, imaging, and advanced document indexing.

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

        INSCI has developed several strategic business alliances through which the Company generates sales. During fiscal 1997, the Company announced new sales alliances with Xerox Corporation, Storage Technology Corporation, Moore Corporation, as well as others. In addition, Unisys Corporation, an existing reseller of the Company's products, announced a program to dedicate additional resources to selling and marketing INSCI's products.

        In 1995, INSCI began a joint marketing and technology partnership with Elixir Technologies Corporation. Under the terms of an agreement signed in 1995, INSCI markets Elixir's intelligent data stream viewers and desktop composition tools for use with COINSERV, and Elixir introduces INSCI to prospects for its products.

        INSCI entered into an agreement with OCE (formerly Siemens Nixdorf Printing Systems, L.P. ("Siemens") in May 1995. The agreement provides for Siemens to refer customers to INSCI. Under the terms of the agreement, INSCI is to develop a new module for the COINSERV product which will be jointly marketed by both INSCI and Siemens.

        INSCI is increasingly entering into partnerships with companies that operate service bureaus nationwide.. These companies permit the company to increase its sales and penetration into new areas of industry.

        INSCI currently has agreements with a limited number of VARs. VARs generally are organizations that sell their own computer application software systems to special vertical markets, such as banks, health care organizations or credit unions. VARs sell INSCI's products as part of an integrated system of hardware and software for the Var's customers. INSCI sells its products directly to VARs for resale to the VARs' customers.

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

VENDORS AND SUPPLIERS

        INSCI acquires optical disk drives, including multiple disk drives and computer hardware components, for resale as part of integrated systems including COINSERV software. To date, INSCI has utilized 5 -inch and 12-inch optical disk drives manufactured by Panasonic, Philips Laser Magnetic Storage, Inc. (ALMSI@) and Plasmon Data Systems. There are several manufacturers of 5-inch optical disk drives (including Panasonic, Plasmon, Hewlett Packard, Sony, and LMSI), and several manufacturers of 12-inch optical disk drives (including LMSI, Sony and Hitachi). INSCI utilizes alternative sources of supply for optical disk drives in order to diversify its supplier relationships. INSCI generally purchases optical disk drives and other hardware components as needed to meet customer demands, and does not maintain any agreements or understandings committing its suppliers to provide any minimum quantities or to maintain fixed prices.

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

        Competition among companies providing document storage, indexing and retrieval solutions is intense. Numerous competitors market computer document storage, indexing and retrieval systems utilizing optical disk drive technology. Many of the Company's primary competitors have substantially greater financial resources, more personnel, greater access to related products and broader contact with potential customers than the Company.

        The principle competitive factors in the document storage, indexing and retrieval business include performance, functionality regarding document data types, document archival and access speed, cost, strategic alliance relationships and open systems connectivity. The Company believes that its COINSERV, COINS-CD and AUGUSTA product offerings systems compete favorably with products offered by its primary competitors.

        New functionality introduced into the product suite recently included intelligent data stream support, hierarchical storage management, combined data and image management, and high volume performance enhancements provide the basis for competitive differentiation. The Company believes, for example, that the COINSERV software optimizes the number of documents that may be stored on an optical disk through the use of efficient data compression technology. Moreover, the Company believes that its customers consider COINSERV'S indexing and retrieval capabilities to have a greater number of features, and a greater ease of use, than the systems offered by the majority of its competitors. Furthermore, the Open systems nature of COINSERV provides INSCI's strategic alliances and end users with the ability to integrate COINSERV with their diverse existing network. However, no assurance can be given that INSCI's competitors will not enhance their existing systems or that existing or new competitors will not introduce new systems with better features and functions than the COINSERV system.

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

EMPLOYEES

        The Company employed 74 persons as of March 31, 1997. The Company's future success depends, in part, on its ability to retain existing and to attract new management and technical employees. The Company has no collective bargaining agreements and considers its relationships with its employees to be good.


ITEM 2.  PROPERTIES

        Effective October 1, 1994, INSCI entered into a ten year lease for approximately 21,650 square feet of office space located in Westborough, Massachusetts. On November 1, 1995, the Company subleased for a five year term approximately 4,315 square feet of its Westborough office space. The Company also entered into a lease for 3,196 square feet of office space for its Courtland Imaging Division's office in Columbia, Maryland which expires in February 1998. Management considers its present office space adequate for the Company's foreseeable needs.

        In June 1995, the Company commenced an interim office sharing arrangement on a month-to- month basis from Perth Ventures, Inc. at a monthly charge of $2,000. Dr. Prince, who is President, Chief Executive Officer and Chairman of the Board of Director's of the Company is 100% owner in and is President of Perth Ventures, Inc. See "Certain Relationships and Related Transactions"


ITEM 3. LEGAL PROCEEDINGS

        On September 30, 1992, the Company and Information Management Technologies Corporation ("IMTECH"), the Company's former majority shareholder, reached an agreement with the Securities and Exchange Commission ("Commission") to conclude and settle the Commission's informal investigation of the Company and IMTECH. The Company and IMTECH, without admitting or denying any of the allegations made by the Commission in its complaint, and without trial or final adjudication of the allegations made in the Commission's complaint, consented to the entry of an order enjoining them from future violations of certain provisions of the Federal Securities Laws and the rules and regulations thereunder. The settlement may adversely affect the Company and restrict the Company's ability to raise funds from persons located in certain significant states. The impact of these restrictions may be to prevent the Company and IMTECH from conducting future public offerings or private security placements. The Company and IMTECH may be subject to contempt of court or other sanctions if the Company or IMTECH, at any time in the future, engage in actions that are deemed to violate the consent judgment and the injunctions.

        The Securities and Exchange Commission ("Commission") issued an order, dated April 13, 1995, authorizing a private investigation of Imtech (INSCI's former majority shareholder) and INSCI, and its officers and directors during the period from March 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission in violation of
Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13; and failed to maintain proper books and records in violation of Section 13(b)2 of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Sections 13(b)(2)(a), Rule 13b2-1, and Rule 13b2-2 of the Exchange Act.

        On September 10, 1996 the Company was informed by the Commission that the staff inquiry relating to these matters had been terminated and that no enforcement action had been recommended at this time.

        The Company has agreed to use its best efforts to file a registration statement for shares of stock in the Company pursuant to a conversion right granted to holders of convertible preferred stock in the Company and to certain Stockholders and Option and Warrant Holders. The Company has filed a preliminary registration statement with the SEC on Form S-1 and is in the process of amending this registration statement. The Company may be subject to damages for violations of its registration rights agreements.


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

                              FISCAL 1996                      FISCAL 1997
               -----------------------------------------     ---------------
                COMMON STOCK UNITS               TRADING SEPARATELY
               (Stock and Warrants         (Effective December 13, 1995)
               combined as one unit,
                    Unit Price                   Common Stock Price
               ---------------------     -----------------------------------
Quarter           High      Low          High      Low       High      Low
-------
First             $2.50    $1.75          --        --       $6.75    $4.75
Second             1.99     1.44          --        --        7.50     4.75
Third              3.92     1.44         $4.00     $3.00      6.25     4.38
Fourth             --       --            5.13      3.63      5.00     3.13

                                                    Warrant Price
                                         -----------------------------------
Quarter                                  High      Low       High      Low
-------
First                                     --        --       $1.25    $0.81
Second                                    --        --        1.81     0.63
Third                                    $0.75     $0.44      1.38     0.56
Fourth                                    1.32      0.53      0.81     0.25

        On June 12, 1997, the closing bid and ask prices of the common stock were $3.13 and $3.63, respectively. The closing bid and ask price of warrants were $.41 and $.56 as of June 12, 1997. As of May 29, 1997, the Company had 130 holders of record of its common stock.

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

        On April 21, 1994, the Company received net proceeds of approximately $7,159,000 from an initial public offering of its equity securities. The Company used the proceeds of its public offering to enhance the COINSERV software and develop new products, hire software developers, system engineers, and customer support personnel and significantly increase marketing spending. The following discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this document.

        On March 28, 1996 the Company acquired certain assets from a non-affiliated company known as Courtland Group, Inc. ("Courtland"). The purchase of assets transaction involved the payment by the Company to or on behalf of Courtland of the sum of $679,000 in cash, common stock, and a note payable, plus assumption of $96,000 in accrued liabilities.

        On September 12, 1996 the Company completed a private placement financing under Regulation "D". Proceeds from this offering, before underwriting commissions and expenses, totaled $5,000,000. On September 20, 1996 the Company completed a private placement financing under Regulation "D" for the sum of $1,350,000, before underwriting commissions and expenses.

        On March 3, 1997 the Company acquired certain assets and business from non-affiliated entities, known as Action Computer Supplies Holdings PLC ("Action") and DSI Data Systems International, Ltd. ("DSI") , both United Kingdom -based companies. On March 31, 1997 the Company also purchased the assets of a company known as Philippines Business Automation Systems, Inc. ("PBAS"), a corporation organized under the laws of the Republic of the Philippines. The acquisition cost of Action, DSI and PBAS totaled approximately $170,000 and is not considered significant by the Company.


COMPARISON OF RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to revenue:

                                        FISCAL YEAR ENDED MARCH
                                        -----------------------
                                            1997      1996
                                            ----      ----
                                             %          %
Revenue                                      100       100
                                             ---       ---
Gross margin                                  59        58
                                             ---       ---
Expenses
  Sales and marketing                         32        31
  Product development                         19        22
  General and administrative                  17        20
  Non-recurring charges                       --         4
                                             ---       ---
    Total expenses                            68        77
                                             ---       ---
Loss from operations                          (9)      (19)
Interest income (expense) net                  1         1
                                             ---       ---
Net loss                                      (8)      (18)
                                             ===       ===

COMPARISON OF  FISCAL YEARS ENDED MARCH 31, 1997 VERSUS MARCH 31, 1996

        REVENUE. The following chart compares INSCI's revenue for fiscal 1997 versus fiscal 1996: (in thousands)

                                               FISCAL YEAR ENDED MARCH 31,
                                           ------------------------------------
                                             1997          1996        % CHANGE
                                           -------        ------       --------
Software                                   $ 5,236        $4,099          28%
Hardware                                       501           884         (43)
                                           -------        ------
  Total product revenue                      5,737         4,983          15
                                           -------        ------
Services                                     3,522         1,172         200
Maintenance                                  2,122         1,758          21
                                           -------        ------
  Total services revenue                     5,644         2,930          93
                                           -------        ------
Total revenue                              $11,381        $7,913          44%
                                           =======        ======

        INSCI develops, sells, installs and supports imaging, print-on-demand, data archive and retrieval and workflow software products. Sales to end users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI also sells software products directly to VAR's, distributors and through sales alliances with companies including Unisys Corporation, Moore Corporation, Storage Technology Corporation and Xerox Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

        Revenues for fiscal 1997 totaled $11,381,000 and increased by $3,468,000 or 44% over revenues of $7,913,000 for fiscal 1996. Product revenues were $5,737,000 for fiscal 1997 as compared to $4,983,000 for fiscal 1996. During fiscal 1997, the Company focused on transitioning its revenues to securing more large sized customer orders through a combination of enterprise level software packages, an increase in the number of product offerings that could be sold to each customer, and by providing additional levels of consulting and systems integration services. As a result, the number of large customer orders, in excess of $75,000, increased by 50% in fiscal 1997, as compared to fiscal 1996. This increase in the number of large orders was the primary factor resulting in the 44 % increase in the Company's total revenues for fiscal 1997. The Company plans to continue emphasis of the 1997 programs into 1998. In addition, in fiscal 1998, the Company intends to increase the proportion of revenues generated from its strategic sales partners and to introduce its Windows NT based product.

        Services revenue, which includes systems integration and consulting, custom applications, installation, training, and maintenance, totaled $5,644,000 in fiscal 1997, an increase of $2,714,000 or 93% over service revenue of $2,930,000 in fiscal 1996. This increase is primarily attributable to the growth of the systems integration and consulting revenues which increased to $3,522,000, or 200%, as compared to $1,172,000 for fiscal 1996. This increase reflects the Company's emphasis of providing expanded levels of product related services for its customers.

        COST OF REVENUE. Total cost of revenue for fiscal 1997 was $4,626,000 or 41% of revenue, compared to $3,311,000 or 42% of revenue, for fiscal 1996.

        Cost of revenue for product sales was $1,634,000 or 28% of product revenue for fiscal 1997 compared to $1,784,000 or 36% of product revenue in fiscal 1996. Costs associated with product sales include the costs of hardware and software products purchased from third parties for resale, and amortization of capitalized software development and capitalized purchased software costs. Costs of product revenue varies depending upon the mix of software and hardware included in total systems revenue. The decrease of cost of product revenue as a percent of product revenue primarily reflects planned reductions in hardware sales, which have high product costs as compared to software product costs, combined with other changes in software product mix.

        Costs associated with service revenues principally reflect the costs of systems integration, consulting, and customer support personnel, and the cost of third-party services and hardware maintenance subcontracts. Cost of services revenues was $2,992,000 or 53% of services revenues for fiscal 1997 compared to $1,527,000 or 52% for fiscal 1996, respectively. The 1% increase in the cost of these revenues reflects additions of consulting personnel for anticipated future growth in consulting revenues.

        SALES AND MARKETING. Sales and marketing expenses were $3,693,000 or 32% of revenues as compared to $2,459,000, or 31% of revenue, for fiscal 1996. The increase in sales and marketing expenses for fiscal 1997 reflects the full year impact of the sales resources of the Courtland Group, the assets of which the Company acquired in March 1996, combined with increases in sales commissions related to the increased revenues for fiscal 1997. The Company also added resources to establish a sales and technology center located in the Philippines to support Far East business activity. The Company intends to add additional sales and marketing resources in fiscal 1998 related to the introduction of its Windows NT product combined with added support of its strategic sales partners and for increased international sales activity.

        PRODUCT DEVELOPMENT. Total gross expenditures during fiscal 1997 for product development and purchased software were $3,167,000 (before capitalization of developed and purchased software of $997,000, resulting in net expense of $2,170,000, or 19% of revenues) compared to total fiscal 1996 expenditures of $1,992,000 (before capitalization of developed and purchased software of $234,000, resulting in net expense of $1,758,000 or 22% of revenues). The increase in fiscal 1997 gross expenditures of $1,175,000 was for programs to enhance current product offerings combined with expenditures for new products. The Company's product development program has been directed toward adding products that are complementary to each other in order to provide customers with increased functionality in the format of a suite of products. During fiscal 1997, the Company announced the addition of six new products to its offerings; WebCOINS, an Internet product, COINSflow, a workflow product, Advanced COINSCAN, an imaging product, Advanced COINSERV, a data archive and retrieval product, COINS Demander, a database interface, and Setup Expert, an application set up interface. In addition, the Company is developing a Windows NT product that is scheduled for release in early fiscal 1998. The Company continued its programs to reduce the cost of product development by having selected development performed under a fixed price contract basis by a programming company in Sri Lanka, combined with establishing operations in the Philippines for the purpose of product development and customer support. The Company plans to increase its expenditures for product development in fiscal 1998 in order to add additional products to its product suite and to enhance existing products.


        GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,943,000 or 17% of revenue for fiscal 1997 and increased by $401,000 as compared to $1,542,000, or 20% of revenue, for fiscal 1996. The increase reflects additions in corporate insurance expense, investor relations , professional services and expenses for activities related to potential acquisitions.

        NON-RECURRING CHARGES. During fiscal 1996, the Company paid $250,000 to Marine Midland Bank ("Marine") in full settlement of all claims with respect to a dispute over a 1993 sublease of office space from Marine. In addition, in fiscal 1996, the Company recorded a charge of $75,000 for a fee paid to Bank of New York Financial Corp. ("BNY") in April 1996 to terminate, at the Company's request, the Company's credit facility with BNY.

        INTEREST INCOME/EXPENSE. Interest income in fiscal 1997 was $127,000, partially offset by $12,000 in interest expense for net interest income of $115,000. Interest income in fiscal 1996 was $70,000 partially offset by $40,000 in interest expense for net interest income of $30,000. The increase in interest income in fiscal 1997 primarily reflects interest earned on funds received from two regulation D security offerings completed by the Company in September and November, 1996. The decrease in interest expense for fiscal 1997 reflects the elimination of interest expense related to a 10% subordinated note that was converted to preferred stock in fiscal 1996.

        NET LOSS. During fiscal 1997 as compared to fiscal 1996, the Company's revenues grew at 44% as compared to an expense growth of 28%. As a result, the net loss for fiscal 1997 was $936,000 or 8% of revenue compared to a net loss of $1,452,000 or 18% of revenue for fiscal 1996.

         LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1997 the Company had $5,068,000 of cash and cash equivalents and working capital of $4,724,000 in comparison to $436,000 of cash and cash equivalents and working capital of $60,000 as of March 31, 1996. Accounts receivable were $2,491,000 with weighted days outstanding of 38 as of March 31, 1997 compared to receivables of $2,102,000 with weighted days outstanding of 29, as of March 31, 1996. The Company targets collections of 45 days. Amounts below this number represent favorable receivable mix and collection performance.

        The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                                     FISCAL YEAR ENDED MARCH 31,
                                                          1997         1996
                                                          ----         ----
Cash provided by (used in)
  Operating activities                                  $   422      $  (524)
  Investing activities                                   (1,505)        (750)
  Financing activities                                    5,715          105
                                                        -------      -------
    Increase(decrease) in cash and cash  equivalents    $ 4,632      $(1,169)
                                                        =======      =======

Cash and cash equivalents at end of period              $ 5,068      $   436
                                                        -------      -------

        The Company generated $422,000 in cash from operating activities in fiscal 1997, primarily reflecting the impact of non-cash expenses for depreciation and amortization that were in excess of the Company's net loss. The Company used $1,505,000 for investment activities, primarily for additions to capitalized and purchased software and capital expenditures.

        Financing activities during fiscal 1997 generated $5,715,000, primarily from the completion of two convertible preferred stock offerings that provided net cash of $5,480,000. The Company anticipates using the proceeds for working capital and other general corporate purposes, including acquisitions. The Company is actively in the process of identifying and negotiating with potential acquisition candidates. The Company anticipates that the cost of any acquisition, if completed, will be paid for by a combination of cash and the issuance of the Company's common stock. In the event acquisitions are completed, the Company's cash resources and liquidity may be materially reduced.

        As of March 31, 1997, the Company had securities outstanding which, if all securities become vested and are in the money, provide potential sources of future financing as outlined below:
                                                                  Potential
Securities                                    Shares              Proceeds
-------------                               ----------           -----------

Warrants, IPO related                         851,772              6,399,066
10% Convertible Preferred Stock,
  placement agent                             112,000                560,000
Warrants, 8% Convertible Preferred Stock    1,466,667              7,400,002
Stock options                               4,081,307             10,214,000
                                                                 -----------
  Total                                                          $24,573,068
                                                                 ===========

        As of March 31, 1997, securities that are vested and in the money provide potential future financing resources of $3,807,000. There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

        On March 28, 1997 the Company completed a credit facility with Silicon Valley Bank ("SVB") for a working capital line of $1,500,000 and an equipment financing line of $250,000. The terms of the line provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets except fixed assets financed elsewhere.

        In order to borrow against the bank line, the Company is required to meet certain covenants. which include that the Company not exceed $150,000 loss for the quarter ended March 31, 1997, maintenance of tangible net worth of $5,000,000, minimum quick ratio of 2.0:1 and debt service coverage. As of March 31, 1997, the Company could not borrow against the line due to its fourth quarter loss being in excess of the loss covenant. The Company, at its option, may terminate the line with SVB without penalty. The Company had no borrowings against the credit facility with SVB during fiscal 1997.

        The Company anticipates that its working capital and sources of capital, such as a new credit facility, will be adequate to fund the Company's currently proposed activities for at least the next twelve months. The Company anticipates using financing vehicles such as bank debt, leasing and other sources of funding, including additional equity offerings, to fund its operations. There can be no assurance that the Company will be successful in obtaining funds from any such sources. If additional funds are raised by issuing equity securities, dilution to the Company's stockholders may result. If additional funds are not available, the Company may be required to delay execution of its business plan.

        CONVERTIBLE PREFERRED STOCK The Company issued $1,200,000 of ten percent (10%) Convertible Preferred Stock in connection with a Private Placement of 90-Day Subordinated Notes in June 1995 (convertible into shares of Common Stock at a fifty percent [50%] discount to market on a schedule of conversion basis); $1,350,000 of ten percent (10%) Convertible Preferred Stock (convertible at thirty percent [30%] discount to market at time of conversion) in September 1996; and in November 1996, 1,333,334 Units, of eight percent (8%) Convertible Preferred Stock and Warrants exercisable over a period of three (3) years into shares of Common Stock. In two of these Private Placement Offerings, the Holders can convert their shares of Preferred Stock at a discount to market, and in the third Offering, Units of eight percent (8%) Preferred Stock and Warrants into shares of Common Stock.

        In all three Private Placement Offerings, the Company agreed to use its best efforts to register the underlying shares of Common Stock on a cost-free basis to the Holders of Convertible Preferred Stock. While the Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC") for all of the underlying shares with respect to all three (3) Private Placements Offerings, Holders may assert a claim against the Company for the delay in filing the Registration Statement, based upon the Company's agreement to file the Registration Statement within specific prescribed periods of time from the closing date of each placement.

        Additionally, as the Convertible Preferred Stock in two (2) of the Placements is based upon a discount to the trading market price at the time of conversion and, while the Company believes it has sufficient authorized shares of Common Stock to be issued to Holders of Preferred Stock that convert their Preferred Shares into shares of Common Stock, it is possible that the Company may require Shareholder approval to increase the number of authorized shares of Common Stock in the event of a substantial decline in the market trading price of Common Stock. In that event, as the Company could require substantially additional shares of Common Stock to be authorized in order to meet its obligations to the Holders of Preferred Stock, Shareholders may experience substantial dilution as a result of the conversion by the Holders of Preferred Stock, as in the 1995 Placement referred to herein, there is a minimum conversion price of $.10 per share, and in the 1996 Placement, there is no minimum conversion price. ( See Note J to the Financial Statements).


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

        With the exception of historical information, the matters discussed in this report are "forward looking statements" as the term is defined in Section 21E of the Securities Exchange Act of 1934. While the Company believes that its strategic plan is on target and the business outlook remains strong, several important factors, many of which are beyond the control of the Company, have been identified which could cause results to differ materially from historical, planned, implied or predicted results of the Company. While the Company has achieved an operating income in some past quarters, INSCI historically has been unable to generate sales volumes necessary to achieve profitability on a sustained basis. INSCI has experienced, and may in the future experience, significant quarter to quarter fluctuations in revenues and the results of operations. Such fluctuations may result in volatility in the market price of the Company's Common Stock.

        Quarterly revenues and results of operations may fluctuate as the result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to software license fees versus services, the amount of revenue generated by alliances with other companies selling INSCI's products, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Additionally, the sale of the Company's products generally involves a significant commitment of capital by its customers and may be delayed due to time consuming authorization procedures within an organization. Other factors affecting the Company's operating results include INSCI's ability to design and introduce on a timely basis new products which compete effectively on the basis of price and performance and which address customer requirements, product obsolescence, technological changes, competition and competitive pressures on price, the ability to hire and retain qualified personnel and general economic conditions affecting the investment by potential customers in peripheral computer devices. There is no assurance that the company can sustain its sales volume going forward or that it will be able to achieve a profit in the marketing of its products.


ITEM 7.   FINANCIAL STATEMENTS

        The information required by this Item is incorporated by reference to the Table of Contents to Financial Statements and appears on page 26 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        The Company, on December 30, 1996, by a resolution of its Board of Directors, changed accounting firms from Mahoney Cohen Rashba & Pokart, CPA, PC to Pannell Kerr Forster PC. The Company did not have any disagreements with its former accounting firm.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1997 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.


ITEM 10. EXECUTIVE COMPENSATION

        The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1997 under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Directors' Compensation" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1997 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1997 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


        Exhibits: Incorporated by reference to the Index of Exhibits appearing at the end of this Report on Form 10-KSB. Also incorporated by reference all exhibits filed on the Company's Registration Statement on Form S-1.

        Reports: There were no Form 8-K's filed in the fourth quarter of the fiscal year ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INSCI CORP.


                          By:
                          ------------------------------------------------------
                          Dr. E. Ted Prince, President & Chief Executive Officer


Dated June 25, 1997

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and Dr. E. Ted Prince as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any attached amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                              TITLE                                         DATE
              ---------                              -----                                         ----
/s/ DR. E. TED PRINCE                       President & Chief Executive Officer,               June 25, 1997
------------------------                    and Director
Dr. E. Ted Prince

/s/ JOHN L. GILLIS                          Executive Vice President                           June 25, 1997
------------------------                    & Chief Operating Officer
John L. Gillis

/s/ LEONARD GARTNER                         Director                                           June 25, 1997
------------------------
Leonard Gartner

/s/ RICHARD T. GERSTNER                     Director                                           June 25, 1997
------------------------
Richard T. Gerstner

/s/ FRANCIS X. MURPHY                       Director                                           June 25, 1997
------------------------
Francis X. Murphy


/s/ ROBERT H. OXENBERG                      Director                                           June 25, 1997
------------------------
Robert H. Oxenberg


/s/ ROGER C. KUHN                            Vice President-Finance & Administration           June 25, 1997
------------------------                     Chief Financial and Accounting Officer
Roger C. Kuhn

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS


Financial Statements                                                        Page
--------------------                                                        ----

         Independent Auditor's Report                                        F-1

         Report of  Independent Accountants                                  F-2

         Balance Sheet as of March 31, 1997                                  F-3

         Statements of Operations for the Years Ended                        F-4
              March 31, 1997 and 1996

         Statements of Stockholders' Equity  for the Years                   F-5
              Ended March 31, 1997 and 1996

         Statements of Cash Flows for the Years Ended March 31, 1997         F-6
              and 1996

         Notes to Financial Statements                                       F-8

                                   INSCI CORP
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS



Dr. E. Ted Prince
  Chairman of the Board
  President & Chief Executive Officer


Leonard Gartner(1),(2)                      Francis X. Murphy(1),(2)
Richard T. Gerstner                         Robert H. Oxenberg(2)



(1) Member of the Audit Committee
(2) Member of the Compensation Committee


                               EXECUTIVE OFFICERS


Dr. E. Ted Prince                           Krishan A. Canekeratne
  Chairman of the Board                     Senior Vice President, Development
  President & Chief Executive Officer


John L. Gillis                              Roger C. Kuhn
  Executive Vice President                    Vice President, Finance &
  & Chief Operating Officer                   Administration & Chief Financial
                                              & Accounting Officer



AUDITORS:                                   TRANSFER AGENT:
  Pannell Kerr Forster PC                     First Union National Bank
  420 Lexington Avenue                        1525 West W. T. Harris Blvd. -3C3
  New York, NY                                Charlotte, NC 28288

INDEX OF EXHIBITS


The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K, as indicated below (footnote explanations are at end of Index):

Sequential
Page Number


EXHIBIT NO.     DESCRIPTION OF EXHIBIT

     3.1        Certificate of Incorporation of the Company.
     3.2        Bylaws of the Company.
     3.3        Amendment to Certificate of Incorporation of the Company
                Creating Preferred Stock.
     3.4        Certificate of Amendment to the Certificate of Incorporation.
    10.1        1992 Stock Option Plan.
    10.2        1992 Directors Option Plan.
    10.3        1992 Advisory Committee Plan.
    10.4        Accounts Financing Agreement between the Registrant and Congress
                Financial Corporation, and related documents.
    10.5        Form of 1991 Option.
    10.6        Form of 1992 Warrants.
    10.7        Form of 1992 Convertible Subordinated Note.
    10.8        Form of 1992 Contingent Warrants.
    10.9        Form of 1993 Warrant3/4Version A.
    10.10       Form of 1993 Release Agreement.
    10.11       Form of Management Agreement between the Registrant and Imtech.
    10.12       Form of Tax Sharing Agreement between the Registrant and Imtech.
    10.13       Form of Indemnification Agreement with the Registrant's
                Directors.
    10.14       Marketing Associate Solution Alliance Agreement between UNISYS
                Corporation and Registrant.
    10.16       Data General Value Added Reseller Discount Purchase Agreement.
    10.17       Data General Optical Systems and Software Agreement.
    10.18       Distribution Agreement between Fiserv CIR, Inc. and Registrant.
    10.19       Lease Agreement relating to the Company's White Plains, New York headquarters.
    10.20       Forms of Customer License Agreements used by the Company.
    10.21       Forms of Employee Confidentiality Agreements used by the
                Company.
    10.22       Nondisclosure and Noncompetition Agreement between the
                Registrant, Imtech and Mason Grigsby.
    10.23       Form of 1993 Warrant - Version B.
    10.24       Employment Agreement between the Company and John L. Gillis.
    10.25       Employment Agreement between the Company and Kris Canekeratne.
    10.26       Form of 1993 Exchange Agreement and Investor Suitability
                Representations.
    10.27       Form of 1993 Conversion Agreement.
    10.28       Waivers by Congress Financial Corporation.
    10.29       Form of Investor's Warrant Agreement.
    10.30       Form of Representative's Warrant Agreement.
    10.31       License Agreement between Bull HN Information Systems, Inc. and
                Registrant.
    10.33       Loan Agreement between BNY Financial Corporation and Registrant.
    10.34       Preferred Stock Subscription Agreement between the Company and
                Imtech relating to Preferred Stock.
    10.35       Business Partner Agreement between International Business
                Machines Corporation and Registrant.
    10.36       Waiver by BNY Financial Corporation.
    10.37       Stock Escrow Agreement between Registrant, Imtech and First
                Union National Bank of North Carolina (as Escrow Agent
    10.39       Promissory Note to the Company from John L. Gillis and Sandra
                Gillis.
    10.40       Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
    10.41       Amendment to Loan Agreement between BNY Financial Corporation and Registrant.
    10.42       Lease agreement relating to the Company's Westborough, MA
                headquarters.
    10.43       Employment agreement with Jack Steinkrauss.
    10.44       First amendment to employment agreement with John Gillis.
    10.45       First amendment to employment agreement with Kris Canekeratne.
    10.46       Agreement for system purchase by The Northern Trust Company.
    10.47       Preferred stock conversion agreement.
    10.48       Technology and Reseller Agreement with Elixir Technologies, Inc.
    10.49       Private Placement Term Sheet and Exhibits for offering of 90-Day
                10% Subordinated Notes. Repayable in Cash or in Shares of the
                Company's Proposed 10% Convertible Preferred Stock.
    10.50       First Amendment to Private Placement Term Sheet and Exhibits.
    10.51       Employment agreement with Edward J. Prince.
    10.52       Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
    10.53       Employment Contract with George Trigilio, Jr.
    10.54       Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
    10.55       Warrant Exchange Agreement with Norcross & Company
    10.56       Asset Purchase Agreement between the Company and Courtland
                Group, Inc.
    10.57*      10% Convertible Preferred Stock Private Placement Term Sheet and
                Exhibits
    10.58*      Unit Private Placement Term Sheet and Exhibits
    10.59       Credit Line Agreement between the Company and Silicon Valley
                Bank
    16.1        Letter regarding change in certifying accountants



----------
    */  Intended to be filed as an amendment pursuant to Regulation S-T Rule 202

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
Board of Directors of
INSCI Corp

        We have audited the accompanying balance sheet of INSCI Corp as of March 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INSCI Corp as of March 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.







                                                     Pannell Kerr Forster PC

New York, New York
June 6, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
  INSCI Corp

        We have audited the accompanying statements of operations, stockholders' equity (deficiency), and cash flows for the year ended March 31, 1996 of INSCI Corp. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of INSCI Corp for the year ended March 31, 1996, in conformity with generally accepted accounting principles.

        As described in Note B (11) to the financial statements, the Company changed its method of accounting for the beneficial conversion feature of convertible preferred stock in 1996 to comply with the Securities and Exchange Commission staff's position of retroactive application of this accounting practice.

        Our previous report on the 1996 financial statements, dated May 10, 1996 except for Notes R (2) and R (3) as to which the dates are June 28, 1996 and June 26, 1996, respectively, included an explanatory paragraph that described the uncertain outcome of an investigation by the Securities and Exchange Commission. As explained in Note L to the financial statements, that investigation had been terminated on September 10, 1996.





                                              MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York
May 10, 1996, except for Notes B(11) and
  M ("Stock Based Compensation") as to which the date is June 18, 1997 and Note L as to which the date is September 10, 1996

                                   INSCI CORP
                                  BALANCE SHEET
                                 MARCH 31, 1997
                      (in thousands, except share amounts)

ASSETS
Current assets:
    Cash and cash equivalents (Notes B-2, B-7 and B-9 )                                                  $  5,068
    Accounts receivable, net of allowance for doubtful accounts of $100 (Notes B-7 and B-9)                 2,491
    Inventory (Note B-3)                                                                                       47
    Prepaid expenses and other current assets                                                                 157
                                                                                                          -------
      Total current assets                                                                                  7,763
Property and equipment, net (Notes B-5 and D)                                                                 707
Other assets:
    Capitalized software development costs,
       net of accumulated amortization of $1,123 (Note B-4)                                                   661
    Purchased software, net of accumulated amortization of $384 (Note B-4)                                  1,101
    Other                                                                                                     259
                                                                                                          -------
      Total other assets                                                                                    2,021
                                                                                                          -------
Total assets                                                                                              $10,491
                                                                                                          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable (Note H)                                                                              $       48
    Accounts payable                                                                                          828
    Accrued compensation                                                                                      344
    Accrued vacation                                                                                          207
    Accrued commissions                                                                                       252
    Accrued and other liabilities                                                                             523
    Deferred maintenance revenue (Note B-1)                                                                   837
                                                                                                          -------
      Total current liabilities                                                                             3,039


Commitments and contingencies (Notes E,F,J,K,L, and M )


Stockholders' equity (Notes B-11,J,K,L,M and O)
    Convertible preferred stock, $.01 par value, authorized 10,000,000 shares, issued:
      10% Convertible redeemable preferred stock, 954,282 shares issued
        and outstanding, liquidation preference of $954                                                        10
      10% Convertible preferred stock, 1,350,000 shares issued and outstanding, liquidation
        preference $1,350                                                                                      14
      8% Convertible redeemable preferred stock, 1,386,891 shares issued and outstanding,
        no liquidation preference                                                                              13
    Common stock, $.01 par value: authorized 40,000,000 shares: issued and outstanding
      4,224,110 shares                                                                                         42
    Additional paid-in capital                                                                             25,152
    Accumulated deficit                                                                                   (17,779)
                                                                                                          -------
      Total stockholders' equity                                                                            7,452
                                                                                                          -------
Total liabilities and stockholders' equity                                                                $10,491
                                                                                                          =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI CORP
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        YEARS ENDED MARCH 31,
                                                      --------------------------
                                                       1997              1996
                                                      -------           -------
Revenue (Notes B-1 and N)
    Product                                           $ 5,737           $ 4,983
    Services                                            5,644             2,930
                                                      -------           -------
      Total revenue                                    11,381             7,913
                                                      -------           -------

Cost of revenue  (Note B-4)
    Product                                             1,634             1,784
    Services                                            2,992             1,527
                                                      -------           -------
      Total cost of revenue                             4,626             3,311
                                                      -------           -------

Gross margin                                            6,755             4,602
                                                      -------           -------

Expenses
    Sales and marketing                                 3,693             2,459
    Product development                                 2,170             1,758
    General and administrative                          1,943             1,542
    Non-recurring charges (Note C )                         -               325
                                                      -------           -------
      Total expenses                                    7,806             6,084
                                                      -------           -------

Loss from operations                                   (1,051)           (1,482)
                                                      -------           -------

Interest income (expense)
    Interest income                                       127                70
    Interest expense                                      (12)              (40)
                                                      -------           -------
       Interest income (expense) net                      115                30
                                                      -------           -------
Net loss                                                 (936)           (1,452)

Preferred stock dividend  (Notes B-11 and J)           (1,543)             (470)
                                                      -------           -------

Net loss applicable to common shares                  $(2,479)          $(1,922)
                                                      =======           =======
Net loss per common share (Notes B-6 and B-11))       $ (0.62)          $ (0.53)
                                                      =======           =======

Weighted average common
    shares outstanding (Note B-6 )                      4,022             3,655
                                                      =======           =======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                             INSCI CORP
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 Years ended March 31, 1997 and 1996
                                                (in thousands, except share amounts)


                                                   Common Stock            Preferred Stock         Additional
                                            ------------------------------------------------------   Paid-in   Accumulated
                                             No. of Shares    Amount    No. of Shares     Amount     Capital    (Deficit)    Total
                                             -------------    ------    -------------     ------     -------    ---------    -----

BALANCE, MARCH 31, 1995                        3,640,002       $36              --          --      $14,943     $(13,378)    $1,601

   Preferred stock dividends                         -          --              --          --          --           (27)       (27)
   Redemption of 8% preferred stock                  -          --              --          --          820          --         820
   Conversion of subordinated notes
      to 10% preferred stock                         -          --        1,240,000        $12          964          --         976
   10% Preferred stock conversion to
     common stock                                 39,260        --          (79,050)        --          --           --         --
   Common stock issued as dividend
      on 10% preferred stock                      16,082        --              --          --          443         (443)       --
   Common stock issued for purchase of
     assets of Courtland Group, Inc.              89,681         1              --          --          255          --         256
   Acquisition cost/stock options issued
      at less than fair market value                 -          --              --          --          138          --         138
   Sale of common stock                           75,054         1              --          --          199          --         200
   Exercise of stock options                       3,932        --              --          --            7          --           7
   Net loss                                                     --              --          --          --        (1,452)    (1,452)
                                               ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                        3,864,011        38        1,160,950         12       17,769      (15,300)     2,519

   10% Convertible preferred stock issued            --         --        1,350,000         14        1,245          --       1,259
   Common stock issued as underwriting
     fees related to 10% Convertible
     preferred stock                              30,000        --              --          --          --           --         --
   8% Convertible redeemable preferred
     stock issued                                    --         --        1,333,334         13        4,206          --       4,219
   10% preferred stock conversion to
     common stock                                 84,337         1         (206,668)        (2)           2          --           1
   Common stock issued as dividend
     on 10% preferred stocks                      70,093         1              --          --        1,314       (1,314)         1
   Common stock accrued as dividend
     on 10% preferred stocks                         --         --              --          --           33          (33)       --
   Preferred stock issued as dividend
     on 8% convertible redeemable
     preferred stock                                 --         --           53,557         --          196         (196)       --
   Common stock issued for purchase of
     assets                                       27,500        --              --          --          110          --         110
   Exercise of stock warrants                     37,188         1              --          --          110          --         111
   Exercise of stock options                     110,981         1              --          --          167          --         168
   Net loss                                          --         --              --          --          --          (936)      (936)

                                               ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                        4,224,110       $42        3,691,173        $37      $25,152     $(17,779)    $7,452
                                               ====================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI CORP
                            STATEMENTS OF CASH FLOWS

                                                          YEARS ENDED MARCH 31,
                                                          ---------------------
                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net loss                                                $   (936)   $  (1,452)
  Reconciliation of net loss to net cash provided by
  (used in) operating activities:
    Interest on note exchanged for preferred stock              --           40
    Depreciation and amortization                              511          454
    Amortization of software costs                             929          760
    Changes in assets and liabilities, net of effects
     from acquisitions:
      Accounts receivable                                     (389)        (944)
      Inventory                                                (35)          25
      Prepaid expenses and other current assets                (17)         (25)
      Accounts payable                                         167          276
      Accrued liabilities                                      156          317
      Customer deposits                                       (227)          47
      Deferred maintenance revenue                             263          (22)
                                                          --------    ---------
Net cash provided by (used in) operating activities            422         (524)
                                                          --------    ---------
Cash flows from investing activities:
    Additions to capitalized software development costs       (615)        (120)
    Additions to purchased software costs                     (382)        (114)
    Capital expenditures                                      (385)        (245)
    Purchase of certain assets of Courtland Group, Inc.        --          (242)
    Other assets                                              (123)         (29)
                                                          --------    ---------
Net cash used in investing activities                       (1,505)        (750)
                                                          --------    ---------
Cash flows from financing activities:
    Proceeds from sale of common stock                         --           200
    Proceeds from exercise of stock options                    168            7
    Proceeds from exercise of stock warrants                   111          --
    Proceeds from sale of preferred stock                    6,350          --
    Payment of stock issuance costs                           (870)         --
    Payment of note payable                                    (44)         --
    Proceeds from sale of 90 day subordinated notes            --         1,200
    Payment of financing costs                                 --          (250)
    Redemption of preferred stock and dividends                --        (1,000)
    Payment of capital lease obligations                       --           (52)
                                                          --------    ---------
Net cash provided by financing activities                    5,715          105
                                                          --------    ---------

Net change in cash and cash equivalents                      4,632       (1,169)
Cash and cash equivalents at beginning of year                 436        1,605
                                                          --------    ---------
Cash and cash equivalents at end of year                  $  5,068    $     436
                                                          ========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI CORP
                            STATEMENTS OF CASH FLOWS
                                  (continued)
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

During fiscal year 1997, preferred stock dividends were accrued in the amount of $33,000

During fiscal years 1997 and 1996, the Company issued 154,430 and 16,082 shares respectively of its common stock in payment of dividends due and conversions of its 10% preferred stock (Notes J and K)

Dividends were accreted on beneficial conversion features of preferred stock and amounted to $443,000 and $1,132,000 in fiscal 1996 and 1997 respectively (Notes B-11 and J)

During fiscal year 1997, the Company issued 53,557 shares of its 8% Convertible Redeemable Preferred Stock in payment of the dividends due on this stock. (Notes J and K)

During fiscal year 1997, the Company acquired certain assets in exchange for 27,500 shares of its common stock (Note O)

During fiscal 1996, the Company converted a $1,240,000 note payable to preferred stock

During fiscal year 1996, the Company issued common stock with a value of $138,000 in connection with the acquisition of certain assets from the Courtland Group, Inc. and software of Custom Solutions, Inc. (Note O)

In March 1996, the Company issued 89,681 shares of common stock and issued a note payable, at no interest, ratably over a two year term in conjunction with its purchase of the assets of the Courtland Group, Inc. (Note K-7)

In November 1995, the Company issued 40,000 shares of its 10% preferred stock in payment of the interest due on 90-day Subordinated Notes (Note K)

In June 1995, the Company redeemed in full the outstanding balance of $1,634,000 of 8% redeemable preferred stock held by IMTECH and the $186,000 of preferred stock dividends payable thereon, for the sum of $1,000,000. The difference of $820,000 was recorded as additional paid-in capital


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE A - ORGANIZATION OF THE COMPANY

     INSCI Corp (the "Company") was incorporated in 1989. Until January 1996, the Company was a majority-owned subsidiary of Information Management Technologies Corporation ("Imtech"). As of March 31, 1997, Imtech owns approximately 19% of the Company's outstanding common stock. The Company develops, markets and supports client/server electronic printing and document management software utilizing optical disk and CD storage technology to store, index, archive, retrieve, and distribute computer generated documents and scanned images including statements, reports, invoices and transaction data. The Company also provides an extensive range of systems integration and consulting services based upon its expertise in integrated output management, electronic printing, print-on-demand, data storage, data warehousing and data mining.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     1. Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition. Product revenues from the sale of software licenses are recognized upon shipment if collection is probable and remaining vendor obligations are insignificant. The Company's software license agreement does not (i) entitle the buyer to any right of return or exchange, or (ii) grant the customer any right to product upgrades or enhancements.

     Software maintenance revenue is recognized ratably over the contract period, generally one year. The Company has arranged with third party providers to perform all customer support obligations under its hardware maintenance contracts. Consequently, the Company recognizes hardware maintenance revenue upon commencement of the contract period.

     Services revenue from consulting and systems integration is recognized upon performance of the services where the customer contract is of a time and material nature and there are no significant remaining obligations, and upon acceptance of the completed project where the contract is of a short duration for a fixed price.

     Advance payments required from customers under contractual agreements which have not been fulfilled are classified as customer deposits.

     2. Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less. They are carried at cost which approximates market value.

     3. Inventory

     Inventory, consisting primarily of computer hardware and software products purchased from third parties, is stated at the lower of cost or market. Cost is determined by the specific identification method.

     4. Intangible Assets

     a. Capitalized Software Development Costs

     The Company capitalizes the qualifying costs of developing its software products. Capitalization of costs requires that technological feasibility has been established. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When the software is fully documented and available for unrestricted sale, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

     Realization of capitalized software costs is subject to the Company's ability to market its software products in the future and generate cash flows sufficient to support future operations. Capitalized software costs totaled $615,000 and $120,000 during the years ended March 31, 1997 and 1996, respectively. Amortization of capitalized software costs totaled $587,000 and $718,000 during the years ended March 31, 1997 and 1996, respectively, and is included in cost of revenue in the accompanying Statements of Operations.

     b.  Purchased Software

     The Company capitalizes as Purchased Software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with the Company. The cost of the software is amortized on the same basis as capitalized software costs. The amortization period is re-evaluated quarterly with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Purchased software costs totaled $482,000 and $928,000 during the years ended March 31, 1997 and 1996, respectively. Amortization of purchased software costs totaled $342,000 and $42,000 during the years ended March 31, 1997 and 1996, respectively, and is included in cost of revenue in the accompanying Statements of Operations.


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


     6. Loss Per Share

     The computation of loss per common and common equivalent share has been calculated on the basis of the weighted average number of common shares outstanding during the year. The effect on loss per share of outstanding options, warrants and convertible securities is antidilutive and has not been included in the calculation of weighted average shares outstanding.

      In early 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share. The Statement is effective for financial statements for periods after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this Statement by the Company will not have a material impact on earnings per share.

     7. Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances in one financial institution. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1997, the uninsured amounts held at these financial institutions were approximately $4,885,000. The Company has not experienced any losses on these investments to date.

     The Company has not experienced significant losses relating to receivables. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers.


     8. Impairment of Long-Lived Assets

     In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. No such write-downs were required in fiscal 1997 and 1996.

     9. Fair Value of Financial Instruments

     Financial assets for which carrying values approximate fair value include cash, and trade and other receivables. Financial liabilities for which carrying values approximate fair value include trade and other payables, accrued expenses and liabilities as well as a note payable.

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

     10. Use of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     11. Convertible Preferred Stock

     The beneficial conversion feature of convertible preferred stock (see Note
J) is accounted for as a dividend to preferred shareholders and amortized over the period from the date of issue through the date the security is first convertible. This policy conforms to the accounting for these transactions announced by the SEC Staff in March, 1997.

     The fiscal 1996 preferred dividends have been adjusted to comply with the Staff's position of retroactive application of this accounting practice. As a result, fiscal 1996 dividends have been increased from $27,000 to $470,000 and net loss per common share has been increased from ($.40) to ($.53).

      12. Accounting for Stock Options and Warrants

      All stock options and warrants that have been granted by the Company have been at or above fair market value of the Company's common stock at the time of grant. As a result, no compensation expense or other accounting relating to the Company's stock options and warrants has been required to be recorded within the financial statements of the Company.

     The foregoing accounting is in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation, " (SFAS 123) in fiscal 1997. The Company has included in Note M the impact of the fair value of employee stock-based compensation plans on net loss and loss per share on a pro forma basis for awards granted since April, 1995 pursuant to SFAS 123.

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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1997 consist of the following (in thousands):


Furniture and fixtures                                                $   269
Leasehold improvements                                                    105
Equipment                                                               1,690
                                                                        -----
                                                                        2,064
Less accumulated depreciation and amortization                         (1,357)
                                                                      -------
                                                                      $   707
                                                                      =======

Depreciation and amortization expense was $511,000 and $454,000 for fiscal years 1997 and 1996, respectively.


NOTE E - RELATED PARTY TRANSACTIONS

     (1) In February 1995, Mr. Robert Oxenberg, a director of the Company, was granted 25,000 options at $1.13 per share. In September, 1995 Mr. Oxenberg was also granted a ten-year option to acquire 10,000 shares of Common Stock at an exercise price of $7.00 per share. During fiscal 1996 the Company paid $35,000 to Mr. Oxenberg as remuneration for his efforts on behalf of the Company to secure additional financing. In September 1995, the Company signed an agreement with Mr. Oxenberg to assist INSCI to approach potential investment sources. Mr. Oxenberg was paid a retainer of 10,000 stock options at $1.66 per share. Additionally, success fees are paid to Mr. Oxenberg when INSCI enters into a binding arrangement with investors. Success fees are 3.5% of funds raised and 25,000 shares of stock for each $1 million raised.

     (2) In April 1994, the Company loaned John L. Gillis, presently the Company's Executive Vice President and Chief Operating Officer, and his wife, the amount of $150,000 to purchase a residence in Westborough, Massachusetts. The loan carries interest at the prime rate. In May 1996, the Company and Mr. Gillis reached an agreement on a schedule of payments which anticipates repaying the loan principal and interest in full during the course of the next two fiscal years. The loan is collateralized by a pledge of Mr. Gillis' Imtech Class A Common Stock, Imtech and certain INSCI stock options and 500 INSCI Units. This collateral has a present market value materially less than the outstanding balance of the loan. During fiscal 1996 the Company established an allowance for loan loss as the underlying collateral had minimal value. During fiscal 1997, Mr. Gillis paid down the loan in the amount of $55,860 through a combination of cash payments and surrender of stock options. Interest paid by Mr. Gillis was $9,522 during fiscal 1997 and $24,284 during fiscal 1996. The outstanding loan balance as of March 31, 1997 is $87,759, and is offset by an allowance for loan losses by the same amount.

      (3) In June 1995, the Company commenced an interim office sharing arrangement on a month-to-month basis with Perth Ventures at a monthly charge of $2,000 per month. Dr. Prince, who is President, Chief Executive Officer and Chairman of the Board of Directors of the Company, is 100% owner in and is President of Perth Ventures. In June 1995, the Company engaged Dr. Prince as a consultant prior to Dr. Prince's employment by the Company. A total of $11,538 was paid to Dr. Prince for consulting services rendered to the Company prior to his employment. In conjunction with Dr. Prince's employment the Company paid an additional $25,000 to Dr. Prince and $25,000 to Perth Ventures for consulting fees during fiscal 1996. Dr. Prince is also an investor in one $25,000 unit of the Company's 10% convertible preferred stock.

     (4) The Company engaged Emerging Technology Ventures, Inc. ("ETVI") to manage its acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), who is President of ETVI, became a director of the Company in September 1995. ETVI is paid a monthly retainer of $6,000. ETVI was granted an incentive stock option to acquire 400,000 shares of the Company's common stock at an exercise price of $2.31 per share until October, 1997 and includes an updated exercise price of $5.09 per share under specific circumstances. These options are only exercisable to the extent that transactions which are contemplated in the amended agreement are completed in accordance with the terms of the agreement. For completed transactions ETVI will receive a commission, which is offset against cumulative retainer fees paid and a portion of the stock options granted will vest immediately. As a result of the Company acquiring certain assets from the Courtland Group, Inc. in March, 1996 ETVI received a fee of $33,750 which was offset against the retainer and 43,537 options vested from the 400,000 options described above. In connection with the acquisition of the Image Express software from Customs Solution, Inc. during fiscal 1996, ETVI had an additional 25,000 options vested. The aggregate options vested were valued at $138,000 and have been recorded as part of the acquisition cost. As a result of the Company acquiring certain assets from Action Computer Supplies Holdings PLC (See Note O), ETVI received a success fee in fiscal 1997 of $25,000 which was offset against the retainer and had an additional 14,262 options vested at $5.09 per share.

     (5) In June 1995, the Company engaged Gartner and Associates as financial consultants to advise the Company. Mr. Leonard Gartner ("Mr. Gartner"), principal of Gartner and Associates, became a director of the Company in September 1995. Gartner and Associates was paid a monthly retainer of $4,500 plus expenses during fiscal year 1996. Pursuant to an April 1996 amendment to the agreement, Gartner and Associates has been paid a monthly retainer of $6,000 plus expenses during fiscal year 1997, and also received a grant of 40,000 incentive stock options at an exercise price of $4.06 per share. All the 40,000 options vested during fiscal year 1997. During fiscal 1997 Gartner and Associates was paid, in addition to the $6,000 monthly retainer fee, approximately $61,000 in fees related to the additional assignments regarding the preparation of the Company's Form S-1 filed with the Securities and Exchange Commission and for services performed in connection with acquisition activities of the Company.

     (6) In September 1995, Mr. Gartner and Mr. Murphy purchased 100,000 shares and 10,000 shares, respectively, of the Company's common stock from Imtech.

     (7) In September 1995, the Company entered into an agreement with Technology Providers Ltd. ("TPL") of Sri Lanka under which TPL will provide computer programming services for certain software products under development and for selected customer application projects. During fiscal 1997, additional agreements to provide computer programming services were entered into with TPL. Payments to TPL totaled $647,000 in fiscal 1996 and $652,000 in fiscal 1997. TPL is owned by family members of Mr. Krishan A. Canekeratne who is the Company's Senior Vice President of Development. Mr. Canekeratne has no direct ownership interest in TPL. In the opinion of management, the fees paid under this agreement are at fair market value rates. The Company has issued approximately $944,000 in purchase orders for services to be performed by TPL in fiscal 1998.

     (8) In September 1995, the Company granted to its present and former directors the following stock options at an exercise price of $1.44 per share: one year options to purchase 10,000 shares each were granted to Messrs. Grace and Broadway, former directors of the Company, and options vesting over three years to purchase 100,000 shares each to Messrs. Gartner, Murphy and Oxenberg, the non-officer directors elected to the Board of Directors at the Annual Shareholders Meeting in September. In March 1996, the Company granted an incentive stock option vesting over three years to purchase 100,000 shares at an exercise price of $4.38 per share to Mr. Richard Gerstner, who joined the Board of Directors. In June 1996, the Company granted Mr. Gerstner 400,000 stock options at $6.25 per share. Options under this grant vest when earned based upon signing new customers to reseller agreements and ensuring the annual continuation of such agreements. No options under this grant are currently vested.

NOTE F - LEASE COMMITMENTS

     The Company's lease for its Massachusetts headquarters expires in September, 2004. The Company also entered into a noncancelable lease for office space for its Courtland Imaging division's office in Maryland which expires in February 1998.

As of March 31, 1997, future minimum rental payments under these operating leases are as follows (in thousands):
               Year ending:

              March 31, 1998.............................  $   313
              March 31, 1999.............................  $   263
              March 31, 2000.............................  $   283
              March 31, 2001.............................  $   307
              March 31, 2002.............................  $   317
              Thereafter.................................  $   832
                                                           -------
                                                           $ 2,315
                                                           -------

     Total rent expense, was approximately $291,000 and $268,000 for the years ended March 31, 1997 and 1996, respectively.

NOTE G - REVOLVING CREDIT FACILITY

     On March 28, 1997 the Company completed a credit facility with Silicon Valley Bank ("SVB") for a working capital line of $1,500,000 and an equipment financing line of $250,000. The terms of the line provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. The advance rate is capped at sixty percent until quarterly profitability of $75,000 is attained. Collateral for the line, which is secured by a lien, is comprised of all Company assets except fixed assets financed elsewhere. The rate of interest to be paid to SVB is the prime rate plus one percent which will be reduced by 1/2% upon the Company attaining quarterly income, before provision for dividends on preferred stock.

     In order to borrow against the bank line, the Company is required to meet certain covenants which include that the Company not exceed $150,000 loss for the quarter ended March 31, 1997, maintenance of tangible net worth of $5,000,000, minimum quick ratio of 2.0:1 and debt service coverage. As of March 31, 1997, the Company could not borrow against the line due to its fourth quarter loss being in excess of the loss covenant. Under the terms of the line, consent is required from SVB in order for the Company to pay cash dividends. No such consent is required for stock dividends. The Company, at its option, may terminate the line with SVB without penalty. The Company had no borrowings against the credit facility with SVB during fiscal 1997.

NOTE H - NOTE PAYABLE

     On March 28, 1996, the Company issued a non-interest bearing, unsecured note for $100,000, subject to any rights of offset by the Company for one year. This note is payable in twenty-four equal installments commencing April 27, 1996, and is part of the consideration paid for the purchase of the assets of the Courtland Group, Inc. The Company recorded the note at its net present value of $91,406. On March 31, 1997 the outstanding portion of this note totaled $47,656.

NOTE I - INCOME TAXES

     At March 31, 1997, the Company had available NOL carryforwards of approximately $13,500,000 resulting from accumulated operating losses through fiscal 1997. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2012. The Company believes that an "Ownership Change" occurred in January 1996 within the meaning of Section 382 of the IRS Code. Under an ownership change, the Company will be permitted to utilize approximately $13,000,000 in NOL carryforwards (available on the date of such change) in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (the "Section 382 limit") the fair market value of the Company's outstanding equity at the time of the ownership change and long term tax exempt rate published by the IRS.

     The Company's Section 382 limits in fiscal 1998 and beyond will be approximately $900,000 per year, and accordingly, the Company will not be able to utilize its full NOL benefits. From January 1996 through March 31, 1997, the Company has NOL carryforwards of approximately $500,000 which are available to offset future income and expire in 2011 and 2012. The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

NOTE J - PREFERRED STOCK

        A. 8% Convertible Redeemable Preferred Stock

        On November 11, 1996, the Company completed 1,333,334 Units of a Regulation "D" Private Placement Offering of 8% Convertible Redeemable Preferred Stock. Proceeds from this offering, before underwriting commissions and expenses, totaled $5,000,000. Each Unit consists of one share of 8% Preferred Stock and one Warrant to purchase one share of Common Stock for $5.00 per share for a period of three years expiring on October 1, 1999. The 8% Convertible Preferred Stock and Warrants contain limited anti-dilution protection and adjustment rights granted to purchasers of the Units.

       Additionally, the Company paid to J. Michael Reisert & Co., Inc., the placement agent, a commission of 8% per Unit, or the sum of $400,000, on the completion of the minimum offering, in addition to approximately $87,500 in expenses, as well as granting 133,333 Warrants to purchase 133,333 Units comprised of 133,333 shares of 8% Preferred Stock, convertible into shares of Common Stock and 133,333 warrants to purchase shares of Common Stock at $5.50 per share for a period of three years from the date of closing of the minimum offering.

       The Company granted, as a part of the terms of the Placement, cost-free registration rights with respect to the underlying shares for the Convertible Preferred Stock, the Unit Warrants and the Warrants granted to the Placement Agent. In the event that the Company is unable to obtain an effective registration for the underlying shares, as provided in the Placement Agreement, the terms of placement involve the imposition of a penalty in an adjustment of the $3.75 Unit price paid by the holders in the placement, of 2% per month after nine months from the date of closing with a maximum of 10%.

       B. 10% Convertible Preferred Stock

       On September 20, 1996 the Company completed a Private Placement financing under Regulation "D" for the sum of $1,350,000. The Company issued 1,350,000 shares of 10% Convertible Preferred Stock to accredited investors at $1.00 per share. Each 10% convertible share of Preferred Stock is convertible into a share of Common Stock of the Company for a period of three years, at a 30% discount (the beneficial conversion feature) to the trading market of the Company's Common Stock. The conversion price will be limited to a maximum of $8.00 per share. The 10% Preferred Stock is automatically converted into shares of Common Stock at the expiration of the three year term. The Preferred Stock may not be converted for a period of six months from completion of the offering. In the event that conversions occur at market prices for the Company's stock that are substantially below the current market price, it is possible for material dilution to other holders of the Company's stock and may require the Company to seek shareholder approval for the authorization and issue of additional common shares. The Company has granted cost-free registration rights to the holders of the Preferred Stock who have converted into Common Stock. None of the preferred stock had been converted as of March 31, 1997.

       The Company entered into an agreement with Amerivet/Dymally Securities, Inc. to act as Placement Agent for the 10% Convertible Preferred Stock and paid as compensation to the Placement Agent 30,000 shares of restricted Common Stock with cost-free registration rights in addition to $23,000 in commissions and 112,000 warrants to purchase 112,000 shares of Common Stock at $5.00 per share for a period of 3 years expiring October 1999. Additionally, the Company paid to the Placement Agent's counsel the sum of $28,500 for legal fees and expenses.

       C. 10% Convertible Redeemable Preferred Stock

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

        In October 1995, the Company notified all holders of the Notes that it was exchanging shares of the Company's 10% Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest balances due on the Notes. Effective October 15, 1995 the Company exchanged 1,240,000 shares of the Company's 10% Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest due on the Notes for the principal of its 90-Day Subordinated Notes and the accrued interest payable thereon. The Preferred Stock is convertible at the option of the holders into the Company's common stock. The holder is able to convert an amount equal to the greater of either $.10, or 50% (the beneficial conversion feature) of the average closing bid price of the common stock during the 20 days immediately preceding the date that the conversion notice is given. In the event that conversions occur at market prices for the Company's stock that are substantially below the current market price, it is possible for material dilution to other holders of the Company's stock and may require the Company to seek shareholder approval for the authorization and issue of additional common shares. Conversions are scheduled to occur four (4) times annually through May 1, 1998, however, can be accelerated due to a change in control. Dividends are payable semi-annually on April 15 and October 15 of each year based on amounts accrued as of March 31 and September 30, respectively. Holders have cost-free piggyback registration rights until June 15, 1998. The Company has agreed to use its best efforts in registering these shares on a timely basis. An investment firm, has an option to acquire $295,750 of 10% convertible preferred stock as well as convert such shares based on the same price and terms as current holders. This option expires in April, 1998.

       In accordance with the terms of the conversion, a total of 206,668 shares of preferred stock have been surrendered and converted into 84,337 shares of the Company's common stock during the fiscal year ended March 31, 1997.

       D. 8% Redeemable Convertible Preferred Stock

         The Company had 50,000 shares of authorized Redeemable Convertible Preferred Stock with a par value of $100 per share. Under the terms of the preferred stock, the Company was required to pay quarterly cumulative dividends in the amount of eight percent of par value, to the extent of the Company's available cash flow and the extent that the Company's working capital ratio (current assets to current liabilities)had not reduced below .8 to 1 and the Company had positive stockholders' equity. Available cash flow is defined as the Company's net income, less a reserve for reasonably estimated capital expenditures. Commencing June 30, 1995, to the extent that there was available cash flow remaining after the cumulative quarterly dividends had been paid and to the extent that the Company's working capital ratio was not reduced below .8 to 1 and the Company had positive stockholders' equity, the Company will redeem the preferred stock over a period of six years in equal quarterly redemption. To the extent the available cash flow was not sufficient to redeem the preferred stock over this six-year period, then the Company will continue to redeem the preferred stock thereafter on a quarterly basis out of available cash flow until the preferred stock is fully redeemed. Additionally, the holders of the preferred stock may convert the preferred stock into common stock at a conversion rate of 14.29 shares of common stock for each share of preferred stock. On June 15, 1995, the Company fully redeemed all outstanding shares of the 8% Redeemable Convertible Preferred Stock. (Note J-C)

NOTE K - STOCKHOLDERS' EQUITY

     (1) On April 21, 1994, the Company received net proceeds of approximately $7,159,000 (before repayment of $2,327,000 of advances to Imtech) from its initial public offering ("IPO") of 1,250,000 units ("Units"). Each Unit consists of one share of the Company's common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one-half of one share of common stock. Two warrants may be exercised at an aggregate exercise price of $9.00, subject to adjustment under certain circumstances, at any time after the warrants become separately transferable, until 48 months from the date of the offering. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $11.25 for a period of 20 consecutive trading days.

     (2) During fiscal year 1997, a total of 206,668 shares of 10% Convertible Redeemable Preferred Stock were surrendered and converted into 84,337 shares of the Company's common stock. In addition, during the fiscal year ended March 31, 1997, the Company issued 60,288 shares of common stock in lieu of paying cash dividends on its 10% Convertible Redeemable Preferred Stock. During fiscal year 1996, a total of 79,050 shares of 10% Convertible Redeemable Preferred Stock were surrendered and converted into 39,260 shares of the Company's common stock. In addition, during the fiscal year ended March 31, 1996, the Company issued 16,082 shares of common stock in lieu of paying cash dividends on its 10% preferred stock.

     (3) During fiscal year 1997, in accordance with the terms of its 10% Convertible Preferred Stock, the Company issued 9,805 shares of common stock in lieu of paying cash dividends on its 10% Convertible Preferred Stock.

     (4) During fiscal year 1997, in accordance with the terms of its 8% Convertible Redeemable Preferred Stock, the Company issued 53,557 shares of 8% Convertible Redeemable Preferred Stock in lieu of paying cash dividends on this preferred stock.

     (5) In March 1997 the Company issued 27,500 shares of common stock in conjunction with the acquisition of certain assets (Note O).

     (6) In March 1996, the Company sold 75,054 shares of restricted common stock to two investors for the sum of $200,000.

     (7) In March 1996, the Company issued 89,681 shares of common stock as part of the acquisition costs of the assets of Courtland Group, Inc.

     (8) The Company granted three-year warrants to the Underwriters of its April 1994 IPO to purchase up to 125,000 Units at an exercise price of $7.70 per unit, and had granted registration rights relating to the underlying securities. In addition, the Company has agreed to indemnify the Underwriter against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended. In May 1996, the Underwriters surrendered these warrants and waived and terminated any and all anti-dilution rights with respect to the number of shares to be issued pursuant to these warrants, in exchange for new warrants, which expire on April 15, 1998 and have no anti-dilution rights, to purchase 187,500 shares of common stock at an exercise price of $3.50 per share. The Company granted cost-free registration rights to the underlying common stock shares of these warrants and has included these underlying common stock shares in a current Form S-1 Registration Statement that has previously been filed and is in the process of being amended with the Securities and Exchange Commission.


     (9) The following is a summary of the Company's stock warrant activity:

WARRANTS OUTSTANDING                          Number      Price      Expiration
                                            of Shares   of Shares       Date

Initial public offering                       625,000     $9.00       Apr. 1998
Underwriters, initial public offering         125,000     $7.70       Apr. 1998
1994 warrants                                  39,272     $3.00       Apr. 1998
                                            ---------
  Balance, March 31, 1996                     789,272
                                            ---------
Fiscal 1997 activity:
Issued
Underwriters exchange, initial public
  offering                                    187,500     $3.50       Apr. 1998
10% Convertible Preferred Stock,
  placement agent                             112,000     $5.00       Oct. 1999
8% Convertible Preferred Stock              1,333,334     $5.00       Oct. 1999
8% Convertible Preferred Stock,
   placement agent                            133,333     $5.50       Sep. 1999
                                            ---------
  Total issued                              1,766,167
                                            ---------
Canceled                                     (125,000)    $7.70       Apr. 1998
                                            ---------
Exercised                                           0
                                            =========
  Balance (and exercisable),
    March 31, 1997                          2,430,439
                                            =========

NOTE L - COMMITMENTS AND CONTINGENCIES

     SEC Investigation

     On September 30, 1992, the Company and Information Management Technologies Corporation ("IMTECH"), the Company's former majority shareholder, reached an agreement with the Securities and Exchange Commission ("Commission") to conclude and settle the Commission's informal investigation of the Company and IMTECH. The Company and IMTECH, without admitting or denying any of the allegations made by the Commission in its complaint, and without trial or final adjudication of the allegations made in the Commission's complaint, consented to the entry of an order enjoining them from future violations of certain provisions of the Federal Securities Laws and the rules and regulations thereunder. The settlement may adversely affect the Company and restrict the Company's ability to raise funds from persons located in certain significant states. The impact of these restrictions may be to prevent the Company and IMTECH from conducting future public offerings or private security placements. The Company and IMTECH may be subject to contempt of court or other sanctions if the Company or IMTECH, at any time in the future, engage in actions that are deemed to violate the consent judgment and the injunctions.

     The Securities and Exchange Commission ("Commission") issued an order, dated April 13, 1995, authorizing a private investigation of IMTECH (INSCI's former majority shareholder) and INSCI, and its officers and directors during the period from March 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission in violation of
Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13; and failed to maintain proper books and records in violation of Section 13(b)2 of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Sections 13(b)(2)(a), Rule 13b2-1, and Rule 13b2-2 of the Exchange Act.

     On September 10, 1996 the Company was informed by the Commission that the staff inquiry relating to these matters had been terminated and that no enforcement action had been recommended at this time.

     Registration Rights

     The Company has previously filed and is in the process of amending a Form S-1 Registration Statement with the Securities and Exchange Commission for 15,923,220 shares of common stock, of which 4,000,000 are reserved for acquisitions, 2,605,411 for selling shareholders and the balance of 9,317,809 for rights granted to unit holders, convertible preferred stockholders, and warrants and options issued by the Company. The registration includes "piggyback" registration rights with respect to the shares of common stock that the Company has granted to the holders of certain warrants and shares of the Company's stock. Compliance with these registration rights may involve substantial expense to the Company and may subject the Company to damages for the violation of its registration rights agreements.

     Employment Agreements

     Effective June 15, 1995, the Company entered into an employment agreement for a period of three years with Dr. E. Ted Prince ("Dr. Prince"), the Company's Chairman of the Board of Directors, President and Chief Executive Officer. Dr. Prince's employment agreement, as amended, provides for a base salary of $200,000 per annum to be paid through the term of the agreement, annual incentive bonuses based upon attainment of defined profitability criteria, 250,000 vested stock options to purchase 250,000 shares of common stock at an exercise price of $2.00 per share, and 950,000 vested stock options to purchase 950,000 shares of common stock at an exercise price of $1.66 per share. With respect to the latter options, if the employment of Dr. Prince is terminated for any reason during the thirty-six month period of the employment agreement, then he must return to the Company a pro-rata portion of the 950,000 options. The portion to be returned would be determined based upon the number of months remaining in the agreement after his termination date as a percent of the original term of thirty-six months. In the event of a change of control of the Company through merger or acquisition, the provisions with respect to return of the stock options would be waived. In May, 1997, Dr. Prince was granted a management incentive bonus in the form of a 75,000 stock option grant at $3.75 per share related to achievements in fiscal 1997. For fiscal 1996, a management incentive bonus of $100,000 was earned.

     In conjunction with Dr. Prince's employment, in June, 1995, the Company paid consulting fees of $25,000 to Dr. Prince, and $25,000 to Perth Ventures, Inc. ("Perth Ventures"). Dr. Prince is President of and has a 100% ownership interest in Perth Ventures. The agreement also provides for payment of relocation expenses and a relocation loan if Mr. Prince decides to relocate to Massachusetts. Under the terms of the agreement, Dr. Prince is permitted to continue to work as an independent consultant for Perth Ventures. If the employment of Dr. Prince is terminated for any reason other than voluntary resignation or termination for cause (as defined in the agreement) at any time through June 14, 1998, he will be paid as a severance benefit the salary and benefits due over the remaining term of his employment contract.

     The Company has employment agreements with its other executive officers which also include annual incentive bonuses based upon attainment of defined profitability criteria and other performance related objectives. If an executive officer's employment is terminated for any reason other than voluntary resignation or for cause (as defined in the agreements) then a severance benefit will be paid. The severance benefit varies from officer to officer, but is not greater in any instance than twelve month's salary and benefits. Exclusive of Dr. Prince, certain key members of management have been granted stock options as part of their compensation package. Mr. John L. Gillis and Mr.
Krishan Canekeratne have 320,942 and 350,000 options, respectively.

     In connection with the purchase of certain assets of the Courtland Group, Inc., on March 28, 1996 the Company entered into an employment agreement with George Trigilio, Jr., to employ him as an Executive Vice President of the Company with a minimum annual salary of $100,000 as well as incentive bonuses conditioned upon his performance. The Company entered into an aggregate of seven employment and/or consulting agreements with seven former employees and/ or shareholders of Courtland.

NOTE M - STOCK OPTION PLANS

The following is a summary of the Company's stock option activity:

                                             1992 STOCK OPTION PLAN                   1992 DIRECTORS OPTION PLAN

                                        Number           Weighted Average        Number             Weighted Average
                                      of Shares           Exercise Price       of Shares             Exercise Price
                                      ---------          ----------------      ---------            ----------------

Outstanding at March 31, 1995          245,302                $6.00               75,000                   $2.88
  Granted                              962,500                 2.16               20,000                    1.44
  Canceled                            (281,805)                3.49                   --
  Exercised                             (3,932)                1.66                   --
                                       -------                                 ---------
Outstanding at March 31, 1996          922,065                 2.78               95,000                    2.58
  Granted                               77,000                 6.25                                           --
  Canceled                            (310,184)                3.33              (18,333)                   3.79
  Exercised                            (79,316)                1.60              (31,667)                   1.28
                                       -------                                 ---------
Outstanding at March 31, 1997          609,565                 3.17               45,000                    3.01
                                       -------                                 ---------

                                           1997 EQUITY INCENTIVE PLAN             OTHER STOCK OPTIONS

                                        Number           Weighted Average        Number             Weighted Average
                                      of Shares           Exercise Price       of Shares             Exercise Price
                                      ---------          ----------------      ---------            ----------------

Outstanding at March 31, 1995               --                $                                               --
  Granted                                   --                   --            3,000,000                   $2.12
  Canceled                                  --                   --               (9,924)                   1.66
  Exercised                                 --                   --                   --
                                       -------                                 ---------
Outstanding at March 31, 1996               --                                 2,990,076                    2.12
  Granted                              225,800                 5.43              440,000                    6.14
  Canceled                              (5,000)                5.43             (224,134)                   4.15
  Exercised                                 --                   --                   --
                                       -------                                 ---------
Outstanding at March 31, 1997          220,800                 5.43            3,205,942                    2.53
                                       -------                                 ---------

The following table summarizes information about stock options outstanding and exercisable at March 31, 1997.

                                            1992 STOCK        1992 DIRECTORS      1997 EQUITY       OTHER STOCK
                                            OPTION PLAN        OPTION PLAN      INCENTIVE PLAN        OPTIONS
                                            -----------        -----------      --------------        -------
Outstanding

Option Price Range                         $1.50 - 6.56        $1.13 - 7.00      $3.75 - 6.25       $1.44 - 6.25
Number of Shares                              609,565             45,000            220,800          3,205,942
Weighted Average Life                           8.4                2.4                9.5               3.6
Weighted Average Exercise Price                $3.17              $3.01              $5.43             $2.53


Exercisable

Number of Shares                              238,037             31,667               --            1,373,465
Weighted Average Exercise Price                $3.22              $3.68                --              $2.10


     Employee Stock Option Plans

     On July 29, 1996 the Company adopted the 1997 Equity Incentive Plan (97
Plan) authorizing 3,000,000 shares of common stock to replace the remaining and ungranted shares under the 1992 Stock Option Plan that was terminated. The 97 Plan permits the Company to provide its employees with incentive compensation opportunities which are highly motivational.

     Directors and Other Stock Options

     The Directors Option Plan (the "Directors Plan") was adopted by the Board of Directors to make service on the Board more attractive to present and prospective directors. The Plan was amended in September 1995 to increase the number of shares authorized to 1,000,000. On July 29, 1996 the Directors Plan was amended so that each new director receive 100,000 stock options upon being appointed to the Board of Directors. In addition, the current change of control provision was modified to reflect immediate vesting.

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

     During fiscal 1996, the Company granted aggregate stock options of 3,000,000 shares to new and continuing Directors and officers of the Company. The stock options are for a term up to five years and have vesting schedules based on different criteria including time qualifications and performance standards. The shares underlying the stock options are restricted and are unregistered. The Company has included the underlying shares in its preliminary Form S-1 Registration Statement that has been filed with the Securities and Exchange Commission and is in the process of being amended.

      Stock Based Compensation

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or greater than the market value at date of grant. Had compensation expense been determined as provided in SFAS 123 for stock options using the Black-Sholes option pricing model, the pro forma effect would have been:


                                                  Fiscal 1997      Fiscal 1996
                                                  -----------      -----------
Net loss applicable to common shares -
  as reported                                    $  (2,479,000)   $  (1,922,000)
Net loss applicable to common shares -
  pro forma                                         (4,162,000)      (3,036,000)
Net loss per common share - as reported                   (.62)            (.53)
Net loss per common share - pro forma                    (1.03)            (.83)


The fair value of each option grant is calculated using the following weighted average assumptions:

                                               Fiscal 1997      Fiscal 1996
                                               -----------      -----------
Expected life (years)                             5                 5
Interest rate                                   6.01%             5.86%
Volatility                                        82%              88%
Dividend yield                                    0                 0

NOTE N - SEGMENT AND CUSTOMER INFORMATION

     The Company is active in only one business segment: developing, marketing and supporting imaging, document and data management, and archival software products and related services. For the year ended March 31, 1997 sales made to UNISYS and to customer leads furnished by UNISYS accounted for approximately 13% of the Company's total revenues and revenues to OCE Printing Systems accounted for approximately 11% of the Company's total revenues. Amounts due from customers as a percent of the Company's accounts receivable balance as of March 31, 1997 were, in approximate percentages, UNISYS 16%, Employees Insurance of Wausau 17% and First Data Investor Service 16%. For the year ended March 31, 1996 sales made to UNISYS and to customer leads furnished by UNISYS accounted for approximately 21% of the Company's total revenues. Amounts due from UNISYS were approximately 23% of the accounts receivable balance at March 31, 1996.

NOTE O- ACQUISITIONS

     On March 3, 1997 the Company acquired certain assets and business from non-affiliated entities, known as Action Computer Supplies Holdings PLC ("Action") and DSI Data Systems International, Ltd. ("DSI") , both United Kingdom -based companies. On March 31, 1997 the Company also purchased the assets of a company known as Philippines Business Automation Systems, Inc. ("PBAS"), a corporation organized under the laws of the Republic of the Philippines. The acquisition cost of Action, DSI and PBAS totaled approximately $170,000 and is not considered significant by the Company.

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

                   PROFORMA RESULTS OF OPERATIONS (UNAUDITED)

                           INSCI
                       (AS REPORTED) [C] COURTLAND   ADJUSTMENTS       PROFORMA
                       ------------  -------------   -----------       --------
Revenue                   $ 7,913        $ 767        $     --         $ 8,680
Cost of Revenue             3,311          407              --           3,718
                          -------        -----                         -------
Gross Margin                4,602          360              --           4,962
Expenses                    6,084          460       [a]  $400           6,944
                          -------        -----       ---------         -------
Loss from Operations       (1,482)        (100)           (400)         (1,982)

Interest Income-net            30           --       [b]    (4)             26
Income Tax Benefit             --           36             (36)             --
                          -------        -----       ---------         -------
Net loss                   (1,452)         (64)           (440)         (1,956)
Prefered Stock Dividend      (470)          --              --            (470)
                          -------        -----       ---------         -------
Net Loss Applicable
  to Common Shares        $(1,922)       $ (64)      $    (440)         (2,426)
                          =======        =====       =========         =======
Net Loss Per Common Stock                                              $ (0.65)
                                                                       =======
Weighted Average Common
Shares Outstanding                                                       3,745
                                                                       =======

A.  This adjustment reflects software amortization.

B. This adjustment reflects interest expense on the note payable to George Trigilio, Sr.

C.  Courtland's activity is for the period from May 1, 1995 to March 31, 1996.

     The Company paid, on closing to Courtland, the sum of $150,000, and issued 58,968 shares of common stock. Additionally, the Company further issued 30,713 shares of its common stock and issued an interest free promissory note of $100,000 to George Trigilio, Sr. The Company also granted cost-free registration rights for an aggregate of 89,681 shares of common stock issued as a part of the purchase price. The Company also assumed certain agreements and leases in connection with the acquisition.