Form 10-Q
period 1997-06-30
INSCI CORP
filed 1997-08-13
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 1997

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from ---------------------- to ----------------------

                         Commission file number: 1-12966

                                   INSCI CORP
             (Exact name of registrant as specified in its charter)

            Delaware                                   06-1302773
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

Yes   X     No  __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                                 Outstanding at June 30, 1997
-------------------                                 ----------------------------
Common stock, par value $.01                                 4,369,688

Transitional Small Business Disclosure Format (check one)
Yes  ___   No X

                                   INSCI CORP

                                      INDEX

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet as of  June 30, 1997                              3

            Statements of Operations for the Three Months
            Ended  June 30, 1997 and 1996                                   4

            Statements of Cash Flows for the Three Months
            Ended June 30, 1997 and 1996                                    5

            Notes to Financial Statements                                   6

Item 2.     Management's Discussion and Analysis or Plan of
            Operation                                                       9

PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                               13

            Signature                                                      15

PART I FINANCIAL INFORMATION
                                   INSCI CORP
                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

ASSETS                                                                JUNE 30,
                                                                       1997
                                                                      --------
Current assets:
     Cash and cash equivalents                                        $ 3,712
     Accounts receivable, net                                           1,978
     Inventory                                                             47
     Prepaid expenses and other                                           153
                                                                      -------
       Total current assets                                             5,890
Property & equipment                                                    2,118
     Less: accumulated depreciation                                    (1,448)
                                                                      -------
       Total equipment, net                                               670
Capitalized software development costs,
     net of accumulated amortization of $1,258                            697
Purchased software, net of accumulated amortization of $384             1,277
Other assets                                                              246
                                                                      -------
Total assets                                                          $ 8,780
                                                                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                                     $    36
     Accounts payable                                                     570
     Accrued compensation                                                 136
     Accrued vacation                                                     228
     Accrued commissions                                                  151
     Accrued and other liabilities                                        631
     Deferred maintenance revenue                                         729
                                                                      -------
       Total current liabilities                                        2,481
Stockholders' equity :
  Common stock                                                             43
  Preferred stock                                                          36
  Additional paid-in capital                                           25,405
  Accumulated deficit                                                 (19,185)
                                                                      -------
       Total stockholders' equity                                       6,299
                                                                      -------
Total liabilities and stockholders' equity                            $ 8,780
                                                                      =======

                             See accompanying notes

                                   INSCI CORP
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                      1997              1996
                                                     -------          -------
Revenue
    Product                                          $   758          $ 1,499
    Services                                           1,045            1,437
                                                     -------          -------
       Total revenue                                   1,803            2,936
                                                     -------          -------
Cost of revenue
    Product                                              411              388
    Services                                             671              683
                                                     -------          -------
       Total cost of revenue                           1,082            1,071
                                                     -------          -------
Gross margin                                             721            1,865
                                                     -------          -------
Expenses
    Sales and marketing                                1,008              878
    Product development                                  478              445
    General and administrative                           444              452
                                                     -------          -------
       Total expenses                                  1,930            1,775
                                                     -------          -------

Income (loss) from operations                         (1,209)              90
Interest income (expense)
    Interest income                                       47                8
    Interest expense                                      (1)              (3)
                                                     -------          -------
       Interest income (expense) net                      46                5
                                                     -------          -------

Net income (loss)                                     (1,163)              95
                                                     =======          =======
Preferred stock dividends (see accompanying note)       (244)            (199)
                                                     -------          -------

Net (loss) applicable to common shares               $(1,407)         $  (104)
                                                     =======          =======
Net  (loss) per common share                         $ (0.33)         $ (0.03)
                                                     =======          =======

Weighted average common shares outstanding             4,284            3,883
                                                     =======          =======

                             See accompanying notes

                                   INSCI CORP
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             1997         1996
                                                           -------      -------
Cash flows from operating activities:
  Net income (loss)                                        $(1,163)     $    95
  Reconciliation of net loss to net cash
  used in operating activities:
    Depreciation and amortization                               91          117
    Amortization of deferred software costs                    135          223
    Changes in assets and liabilities:
      Accounts receivable                                      513           (6)
      Inventory                                                  -           12
      Prepaid expenses and other assets                          4          (27)
      Note payable                                             (12)         (11)
      Accounts payable                                        (258)         (21)
      Accrued and other liabilities                           (174)        (254)
      Customer deposits                                         (6)        (230)
      Deferred maintenance revenue                            (108)          32
                                                           -------      -------
Net cash used in operating activities                         (978)         (70)
Cash flows from investing activities:
    Additions to capitalized software development costs       (347)        (175)
    Capital expenditures                                       (54)         (43)
    Other Assets                                                13          (11)
                                                           -------      -------
Net cash used in investing activities                         (388)        (229)
Cash flows from financing activities:
    Proceeds from exercise of stock options                     10           92
    Payment of capital lease obligations                         -          (10)
                                                           -------      -------
Net cash provided by (used in) financing activities             10           82
                                                           -------      -------

Net change in cash and cash equivalents                     (1,356)        (217)
Cash and cash equivalents at beginning of year               5,068          436
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 3,712      $   219
                                                           =======      =======

                             See accompanying notes

                                   INSCI CORP

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The financial statements included herein have been prepared by INSCI Corp (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB, filed on June 27, 1997, for the fiscal year ended March 31, 1997, and with the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders filed with the Commission on July 29, 1997.

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations and cash flows for the quarters ended June 30, 1997 and 1996.

              The computation of loss per common and common equivalent share has been calculated on the basis of the weighted average number of common shares outstanding during the period. The effect on loss per share of outstanding options, warrants and convertible securities is antidilutive and has not been included in the calculation of weighted average shares outstanding.

         PREFERRED STOCK DIVIDENDS
         The beneficial conversion feature of the Company's convertible preferred stock is accounted for as a dividend to preferred shareholders and amortized over the period from the date of issue through the date the security is first convertible. This policy conforms to the accounting for these transactions announced by the SEC Staff in March, 1997.

         Preferred dividends for the quarter ended June 30, 1996 have been adjusted to comply with the Staff `s position of retroactive application of this accounting practice. As a result, dividends for the quarter ended June 30, 1996 have been increased from $29,000 to $199,000 and net income per common share of $.02 has been reduced to a net loss per common share of ($.03).

         CONTINGENCIES

         Registration Rights. The Company has filed and is in the process of amending a Form S-1 Registration Statement with the Securities and Exchange Commission for 15,923,220 shares of common stock, of which 4,000,000 are reserved for acquisitions, 2,605,411 for selling shareholders and the balance of 9,317,809 for rights granted to unit holders, convertible preferred stockholders, and warrants and options issued by the Company. The registration includes "piggyback" registration rights with respect to the shares of common stock that the Company has granted to the holders of certain warrants and shares of the Company's stock. Compliance with these registration rights may involve substantial expense to the Company and may subject the Company to damages for the violation of its registration rights agreements.

         Convertible Preferred Stock. The Company has two oustanding issues of convertible preferred stock that entitle the holders to convert this preferred stock into shares of the Company's common stock, at a discount to the market price of the common stock at the time of conversion. In the event that conversions occur at market prices for the Company's common stock that are substantially below the current market price, it is possible for material dilution to other holders of the Company's common stock and may require the Company to seek shareholder approval for the authorization and issue of additional common shares.

          Legal Proceedings. On September 30, 1992, the Company and Information Management Technologies Corporation ("IMTECH"), the Company's former majority shareholder, reached an agreement with the Securities and Exchange Commission ("Commission") to conclude and settle the Commission's informal investigation of the Company and IMTECH. The Company and IMTECH, without admitting or denying any of the allegations made by the Commission in its complaint, and without trial or final adjudication of the allegations made in the Commission's complaint, consented to the entry of an order enjoining them from future violations of certain provisions of the Federal Securities Laws and the rules and regulations thereunder. This consent order expires on September 30, 1997. The Company and IMTECH may be subject to contempt of court or other sanctions if the Company or IMTECH, at any time in the future, engage in actions that are deemed to violate the consent judgment and the injunctions.

         The Securities and Exchange Commission ("Commission") issued an order, dated April 13, 1995, authorizing a private investigation of Imtech (INSCI's former majority shareholder) and INSCI, and its officers and directors during the period from March, 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission. On September 10, 1996 the Company was informed by the Commission that the staff inquiry relating to these matters had been terminated and that no enforcement action had been recommended at this time.

         CREDIT FACILITY
         On March 28, 1997 the Company obtained a credit facility with Silicon Valley Bank ("SVB") for a working capital line of $1,500,000 and an equipment financing line of $250,000. As of June 30, 1997, the Company could not borrow against the line due to its first quarter loss being in excess of the loss covenant. The Company, at its option, may terminate the line with SVB without penalty. During June, 1997, the Company received a receivable financing proposal from SVB that has covenants which the Company currently meets and under which the Company could borrow up to $2,000,000 or up to 75% of eligible accounts receivable. The Company is reviewing this financing proposal and has made no commitment to proceed with this proposal at this time.

         NEW PRONOUNCEMENTS
         Effective December 31, 1996, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share." The impact of this pronouncement is not expected to have a material impact on the Company's presentation on net income/(loss) per share.

         Effective March 31, 1998, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Capital Structure." The impact of the adoption of this pronouncement is not expected to be material to the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPARISON OF RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue.
                                                     Three months ended
                                                          June 30,
                                                    1997           1996
                                                    ----           ----
Revenue                                               %              %
    Product                                          42             51
    Services                                         58             49
                                                    ---            ---
       Total revenue                                100            100
Cost of revenue
    Product                                          23             13
    Services                                         37             23
                                                    ---            ---
       Total cost of revenue                         60             36
                                                    ---            ---
Gross margin                                         40             64
Expenses
    Sales and marketing                              56             30
    Product development                              27             16
    General and administrative                       25             15
                                                    ---            ---
       Total expenses                               107             61
                                                    ---            ---

Income (loss) from operations                       (67)             3
Interest income (expense)                             3              -
                                                    ---            ---
Net income (loss)                                   (65)             3
                                                    ===            ===

THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED
TO THE THREE MONTHS ENDED JUNE 30, 1996:

REVENUE
         INSCI develops, sells, installs and supports imaging, print-on-demand, data archive and retrieval and workflow software products. Sales to end users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI sells its products through a combination of a direct sales force and indirectly through VAR's, distributors and sales alliances with companies including Unisys Corporation, Moore Corporation, Storage Technology Corporation and Xerox Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

         Total revenue for the quarter ended June 30,1997 (the "current quarter") was $1,803,000 and decreased by 39% compared to revenue of $2,936,000 for the quarter ended June 30, 1996. Product revenue was $758,000 for the June 30, 1997 quarter and decreased by 49% compared to the same quarter last year. The decline in revenue for the quarter, primarily in the product revenue segment, reflects the transition the Company is making towards selling more of its products through new and existing indirect sales channels. During the June, 1997 quarter, the Company's sales and technical personnel spent a higher than usual amount of their time supporting the Company's indirect sales channel and training the channel on the six new products that the Company has introduced during the last six months. This channel support and training time resulted in less time for closing direct sales accounts, with the impact of lower revenues for the current quarter. The Company believes that the investment made in its indirect sales channels will potentially help the Company's future revenues to grow as a result of greater sales coverage afforded by the indirect channel as compared to the Company's limited direct sales force. The Company can not, however, predict with any degree of certainty, when and by what amount revenues may increase as a result of increased indirect channel support.

         Services revenue, which includes systems integration and maintenance revenues, was $1,045,000 for the quarter ended June 30, 1997 and decreased by 27% compared to revenue of 1,437,000 for the same quarter last year. This decrease reflects systems integration revenues of $519,000 for the current quarter which decreased by 46% compared to revenue of $968,000 for the same quarter of last year. Last's year's quarter included a major systems integration contract with one customer, which was not replaced with a similar contract in the current quarter. The Company's on-going sales activities include efforts to secure major systems integration contracts. Maintenance revenue for the current quarter was $526,000 and increased by 12% compared to revenue of $469,000 for the same quarter last year. The increase in maintenance revenue reflects the growth of the Company's installed base of customers, most of which renew their maintenance contracts on a yearly basis.

GROSS MARGIN AND COST OF REVENUE
         Gross margin for the quarter ended June 30, 1997 was $721,000 and decreased by 61% compared to gross margin of $1,865,000 for the same quarter last year. This decrease primarily reflects the lower revenues in the current quarter compared to the same quarter last year.

          Cost of product revenue as a percentage of product revenue was 54% in the current quarter as compared to 26% for the same quarter last year. Cost of services revenue was 64% in the current quarter as compared to 48% for the same quarter last year. The increase in cost of revenues in the current quarter for both product and services revenues reflects the relatively fixed nature of several of the costs associated with these revenue categories including amortization of capitalized software expenses and the non-variable organizational infrastructure of the services organization. It is expected that increases in future product and services revenues, should they occur, would result in percentage cost relationships that would be approximately the same as last year.

SALES AND MARKETING
         Sales and marketing expenses for the quarter ended June 30, 1997 were $1,008,000 and increased by $130,000, or 15%, compared to expenses of $878,000 for the quarter ended June 30, 1996. The expense increase reflects marketing programs associated with the introduction of the Company's six new products combined with the establishment of a sales and technical support function in the Philippines to support the Company's planned sales activities in the Far East.

PRODUCT DEVELOPMENT
         The Company's product development program has been directed toward creating a suite of complementary products to meet customer and marketplace requirements for a more complete electronic document management solution. As a result, during fiscal 1997, the Company announced the addition of six new products to its offerings; WebCOINS, an Internet product, COINSflow, a workflow product, Advanced COINSCAN, an imaging product, Advanced COINSERV, a data archive and retrieval product, COINS Demander, a database interface, and Setup Expert, an application set up interface. The Company also released a new Windows NT product in June, 1997.

          The additions to INSCI's product offerings, along with enhancements to existing products, have been funded by the increase in the Company's gross expenditures for software products. Gross product development expenses for the quarter ended June 30, 1997, were $825,000, before capitalization of software expenses of $347,000, for net quarterly product development expense of $478,000. Gross product development expenses for the quarter ended June 30, 1996, were $620,000, before capitalization of software expenses of $175,000, for net quarterly product development expense of $445,000. The increase in gross development expenses in the current quarter versus the same quarter last year was $205,000.

GENERAL AND ADMINISTRATIVE
         General and administrative expenses were $444,000 for the quarter ended June 30, 1997 and decreased by $8,000 compared to $452,000 for the same quarter last year. There were no significant changes within general and administrative expenses for the current quarter versus last year.

INTEREST INCOME (EXPENSE)
         Interest income for the quarter ended June 30, 1997 was $47,000 compared to $8,000 for the same quarter last year. The increase in interest income in the current quarter reflects interest earned on funds received from two regulation D security offerings completed by the Company in September and November, 1996. Interest expense was insignificant for the current and last year's quarters.

NET LOSS
         Net loss for the quarter ended June 30, 1997 was $1,163,000 compared to net income of $95,000 for the quarter ended June 30, 1996. The current quarter's loss is the result of the decrease in revenues along with increases in costs of sales and expenses, as previously stated herein.

FORWARD LOOKING COMMENTS
         During the quarter ended June 30, 1997, as previously discussed, a significant amount of the Company's sales and technical resources were directed toward supporting the Company's sales channels. The Company believes that opportunities to increase future revenues are best served by supporting these sales channels due to the existing customer relationships that these channels have and the relatively large number of sales personnel that the channels can direct to selling the Company's products, as compared to much lower sales coverage of the Company's internal direct sales force. The Company plans to continue support for its channels.

         Due to the Company not being able to predict when and to what degree revenue increases from its channels may occur, the Company has refocused its internal expense resources to provide for maximum support of its domestic sales channels, where it believes the greatest potential for future revenue increases exist. This refocus combined with a strict expense containment program that the Company has implemented, will result in cost and expense savings. The goal of the Company is to, at a minimum, operate at or near breakeven until the planned increases in revenues from its sales channels take place.

LIQUIDITY AND CAPITAL RESOURCES
         As of June 30, 1997 the Company had $3,712,000 of cash and cash equivalents and working capital of $3,409,000 in comparison to $219,000 of cash and cash equivalents and working capital of $358,000 as of June 30, 1996. The present cash reserves of the Company are believed to be sufficient to meet the foreseeable needs of the Company. Accounts receivable were $1,978,000 with weighted days outstanding of 56 as of June 30, 1997 compared to receivables of $2,108,000 with weighted days outstanding of 34, as of June 30, 1996. The Company targets collections of 45 days. Amounts below this number represent favorable receivable mix and collection performance. The increase to 56 days for the current quarter reflects extended payment terms that the Company has provided to a number of its customers.

         The Company's cash flows are summarized below for the periods indicated: (in thousands)

                                                       QUARTER ENDED JUNE 30,
                                                          1997         1996
                                                          ----         ----
Cash provided by (used in)
 Operating activities                                   $  (978)      $ (70)
 Investing activities                                      (388)       (229)
 Financing activities                                        10          82
                                                        -------       -----
Increase(decrease) in  cash and cash equivalents        $(1,356)      $(217)
                                                        =======       =====

Cash and cash equivalents at end of period              $ 3,712       $ 219

         The Company used cash of $978,000 in operating activities for the quarter ended June 30, 1997, primarily as the result of its net loss. Net cash used in investing activities was $388,000 for the current quarter, primarily from additions to capitalized software, which increased as a result of the Company's expanded product development program. Cash generated from financing activities was minimal for the quarter, and reflected the exercise of Company stock options.

         On March 28, 1997 the Company obtained a credit facility with Silicon Valley Bank ("SVB") for a working capital line of $1,500,000 and an equipment financing line of $250,000. As of June 30, 1997, the Company could not borrow against the line due to its first quarter loss being in excess of the loss covenant. The Company, at its option, may terminate the line with SVB without penalty. During June, 1997, the Company received a receivable financing proposal from SVB that has covenants which the Company currently meets and under which the Company could borrow up to $2,000,000 or up to 75% of eligible accounts receivable. The Company is reviewing this financing proposal and has made no commitment to proceed with this proposal at this time.

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

          Quarterly revenues and results of operations may fluctuate as the result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to software license fees versus services, the amount of revenue generated by alliances with other companies selling INSCI's products, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Additionally, the sale of the Company's products generally involves a significant commitment of capital by its customers and may be delayed due to time consuming authorization procedures within an organization. Other factors affecting the Company's operating results include INSCI's ability to design and introduce on a timely basis new products which compete effectively on the basis of price and performance and which address customer requirements, product obsolescence, technological changes, competition and competitive pressures on price, the ability to hire and retain qualified personnel and general economic conditions affecting the investment by potential customers in peripheral computer devices. There is no assurance that the company can maintain or increase its sales volume going forward or that it will be able to achieve a profit in the marketing of its products.


PART II  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS.
                  Exhibit 27, Summary Financial Information

         (B) REPORTS ON FORM 8-K.

                  A report of Form 8-K, dated April 14, 1997, was filed by the Company on April 18, 1997 regarding the purchase of assets of Philippines Business Automation Systems, Inc.

                  A report of Form 8-K, dated April 14, 1997, was filed by the Company on April 18, 1997 regarding the acquisition of certain assets of Action Computer Supplies Holdings PLC and DSI Data Systems International, Ltd.

                  A report of Form 8-K, dated June 4, 1997, was filed by the Company on June 18, 1997 regarding the appointment of two new Directors to the Company.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   INSCI CORP.


Date:  August 13, 1997               By: /S/ ROGER C. KUHN
                                         ------------------------------------
                                         Roger C. Kuhn
                                     Vice President and Chief Financial Officer