Form 10QSB
period 1997-09-30
INSCI CORP
filed 1997-11-05
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of
    1934 for the quarterly period ended: September 30, 1997

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange
    Act of 1934 For the Transition period from --------------------------- to
    -------------------------

                         Commission file number: 1-12966

                                   INSCI CORP
             (Exact name of registrant as specified in its charter)

          Delaware                                     06-1302773
  ------------------------                  ------------------------------------
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

Yes   X     No  __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                            Outstanding at September 30, 1997
-------------------                            ---------------------------------
Common stock, par value $.01                               4,556,306

Transitional Small Business Disclosure Format (check one)
Yes  ___   No X

                                   INSCI CORP

                                      INDEX

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheet as of  September 30, 1997                         3
              Statements of Operations for the Three Months and
              Six Months Ended  September 30, 1997 and 1996                   4

              Statements of Cash Flows for the Six Months
              Ended September 30, 1997 and 1996                               5

              Notes to Financial Statements                                   6

Item 2.       Management's Discussion and Analysis or Plan of Operation       9


PART II       OTHER INFORMATION

Item 5        Other Information                                              16
Item 6        Exhibits and Reports on Form 8-K                               16

              Signature                                                      17

PART I     FINANCIAL INFORMATION:

                                   INSCI CORP
                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)
                                                                   SEPTEMBER 30,
ASSETS                                                                1997
                                                                   ------------
Current assets:
     Cash and cash equivalents                                       $ 3,238
     Accounts receivable, net                                          1,646
     Inventory                                                            47
     Prepaid expenses and other                                          207
                                                                     -------
       Total current assets                                            5,138
                                                                     -------
Property & equipment                                                   2,218
     Less: accumulated depreciation                                  (1,539)
                                                                     -------
     Property & equipment, net                                           679
                                                                     -------
Capitalized software development costs,
     net of accumulated amortization of $1,230                           894
Purchased software, net of accumulated amortization of $801            1,040
Other assets                                                             246
                                                                     -------
Total assets                                                         $ 7,997
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                                    $    24
     Accounts payable                                                    559
     Accrued compensation                                                225
     Accrued vacation                                                    220
     Accrued commissions                                                 131
     Accrued and other liabilities                                       493
     Deferred maintenance revenue                                        820
                                                                     -------
       Total current liabilities                                       2,472
                                                                     -------

Stockholders' equity :
  Common stock                                                            46
  Preferred stock                                                         36
  Additional paid-in capital                                          25,625
  Accumulated deficit                                                (20,182)
                                                                     -------
       Total stockholders' equity                                      5,525
                                                                     -------
Total liabilities and stockholders' equity                           $ 7,997
                                                                     =======

                             See accompanying notes

                                   INSCI CORP
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                       1997           1996              1997           1996
                                                     --------      ---------          --------       --------
Revenue
    Product                                          $    632      $     980          $  1,390       $  2,479
    Services                                            1,265          1,105             2,310          2,542
                                                     --------      ---------          --------       --------
        Total revenue                                   1,897          2,085             3,700          5,021
                                                     --------      ---------          --------       --------
Cost of revenue
    Product                                               576            371               987            759
    Services                                              562            714             1,233          1,397
                                                     --------      ---------          --------       --------
        Total cost of revenue                           1,138          1,085             2,220          2,156
                                                     --------      ---------          --------       --------
Gross margin                                              759          1,000             1,480          2,865
                                                     --------      ---------          --------       --------
Expenses
    Sales and marketing                                   736            792             1,744          1,670
    Product development                                   440            547               918            992
    General and administrative                            405            552               849          1,004
                                                     --------      ---------          --------       --------
        Total expenses                                  1,581          1,891             3,511          3,666
                                                     --------      ---------          --------       --------
Income (loss) from operations                           (822)          (891)           (2,031)          (801)
                                                     --------      ---------          --------       --------
Interest income (expense)
    Interest income                                        49             16                96             24
    Interest expense                                      (1)            (3)               (2)            (4)
                                                     --------      ---------          --------       --------
        Interest income (expense) net                      48             13                94             20
                                                     --------      ---------          --------       --------
Net income (loss)                                        (774)          (878)           (1,937)          (781)
                                                     ========       ========           =======        =======
 Preferred stock dividend                                (222)          (198)             (466)          (397)
                                                     --------      ---------          --------       --------
Net income (loss) applicable to common shares        $   (996)      $ (1,076)          $(2,403)       $(1,178)
                                                     ========       ========           =======        =======
Net income (loss) per common share                   $  (0.22)      $  (0.27)          $ (0.55)       $ (0.30)
                                                     ========       ========           =======        =======
Weighted average common shares outstanding              4,495          3,982             4,394          3,946
                                                     ========       ========           =======        =======

                             See accompanying notes
                                   INSCI CORP
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            SIX MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            1997        1996
                                                           -------     ------
Cash flows from operating activities:
  Net income (loss)                                        $(1,937)    $ (781)
  Reconciliation of net loss to net cash
  used in operating activities:
    Depreciation and amortization                              182        231
    Amortization of deferred software costs                    524        451
    Changes in assets and liabilities:
      Accounts receivable                                      845        116
      Inventory                                                 -          12
      Prepaid expenses and other current assets                (50)       (82)
      Note payable                                             (24)       (21)
      Accounts payable                                        (269)       197
      Accrued and other liabilities                           (257)      (133)
      Customer deposits                                         -        (209)
      Deferred maintenance revenue                             (17)        21
                                                           -------     ------
Net cash used in operating activities                       (1,003)      (198)
                                                           -------     ------
Cash flows from investing activities:
    Additions to capitalized software development costs       (696)      (388)
    Capital expenditures                                      (154)      (213)
    Other assets                                                13         -
                                                           -------     ------
Net cash used in investing activities                         (837)      (601)
                                                           -------     ------
Cash flows from financing activities:
    Proceeds from exercise of stock options                     10        103
    Proceeds from sale of preferred stock                       -       3,763
    Payment of preferred stock issuance costs                   -        (447)
    Payment of capital lease obligations                        -         (21)
                                                           -------     ------
Net cash provided by (used in) financing activities             10      3,398
                                                           -------     ------
Net change in cash and cash equivalents                     (1,830)     2,599
Cash and cash equivalents at beginning of year               5,068        436
                                                           -------     ------
Cash and cash equivalents at end of period                 $ 3,238     $3,035
                                                           =======     ======
                             See accompanying notes

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

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations for the quarters and six months ended September 30, 1997 and 1996 and cash flows for the six months ended September 30, 1997 and 1996.

         The financial statements included herein include consolidated results for the Company's two wholly owned subsidiaries; (1) INSCI (UK) Limited, a product development center located in the United Kingdom, and (2) INSCI Philippines, Inc., a sales, support and product development center located in the Philippines. Neither of these subsidiaries are financially significant to the consolidated results of the Company.

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

         Preferred dividends for the quarter and six months ended September 30, 1996 have been adjusted to comply with the Staff's position of retroactive application of this accounting practice. As a result, dividends for the quarter ended September 30, 1996 have been increased from $52,000 to $198,000 and net loss per common share of ($.23) has been increased to a net loss per common share of ($.27). Dividends for the six months ended September 30, 1996 have been increased from $81,000 to $397,000 and net loss per common share of ($.22) has been increased to a net loss per common share of ($.30).

CONTINGENCIES
         Registration Rights. On October 6,1997 the Securities and Exchange Commission declared effective the Form S-1 Registration Statement that the Company filed with the Commission for 16,769,991 shares of common stock, of which 4,000,000 are reserved for acquisitions, 2,860,565 for selling shareholders and the balance of 9,909,426 for potential issuance pursuant to rights granted to unit holders, convertible preferred stockholders, and warrants and options issued by the Company. The registration includes "piggyback" shares pursuant to rights that the Company has granted to the holders of certain warrants and shares of the Company's stock. While the Company did not file its Registration Statement within the time specified within its registration rights agreements, no claims have been made relative to delays in filing its Registration Statement.

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

          Legal Proceedings. The Securities and Exchange Commission issued an order, dated April 13, 1995, authorizing a private investigation of Imtech (INSCI's former majority shareholder) and INSCI, and its officers and directors during the period from March, 1993 and continuing until April 13, 1995. The order of investigation inquired into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission. On September 10, 1996 the Company was informed by the Commission that the staff inquiry relating to these matters had been terminated and that no enforcement action had been recommended at this time.

CREDIT FACILITY
         On March 28, 1997 the Company obtained a credit facility with Silicon Valley Bank ("SVB") for a working capital line of $1,500,000 and an equipment financing line of $250,000. As of September 30, 1997, the Company could not borrow against the line due to its losses being in excess of the line's loss covenant. The Company, at its option, may terminate the line with SVB without penalty. During June, 1997 the Company received an accounts receivable financing proposal from SVB that had covenants which the Company could meet and under which the Company could borrow up to $2,000,000 or up to 75% of eligible accounts receivable. The Company has made no commitment to proceed with this proposal and there can be no assurances that a future credit facility will be available on terms favorable to the Company.

NEW PRONOUNCEMENTS
         Effective December 31, 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share." The impact of this pronouncement is not expected to have a material impact on the Company's presentation on net income/(loss) per share.

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

                                       Three months ended       Six months ended
                                          September 30,           September 30,
                                        1997        1996        1997       1996
                                        ----        ----        ----       ----
Revenue                                    %           %           %          %
                                         ---         ---         ---        ---
    Product                               33          47          38         49
    Services                              67          53          62         51
                                         ---         ---         ---        ---
       Total revenue                     100         100         100        100
                                         ---         ---         ---        ---
Cost of revenue
    Product                               30          18          27         15
    Services                              30          34          33         28
                                         ---         ---         ---        ---
       Total cost of revenue              60          52          60         43
                                         ---         ---         ---        ---
Gross margin                              40          48          40         57
                                         ---         ---         ---        ---
Expenses
    Sales and marketing                   39          38          47         33
    Product development                   23          26          25         20
    General and administrative            21          27          23         20
                                         ---         ---         ---        ---
       Total expenses                     83          91          95         73
                                         ---         ---         ---        ---
Income (loss) from operations            -43         -43         -55        -16
Interest income (expense)                  3           1           3          0
                                         ---         ---         ---        ---
Net income (loss)                        -40         -42         -52        -16
                                         ===         ===         ===        ===

THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED
TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996:

REVENUE
         INSCI develops, sells, installs and supports imaging, print-on-demand, data archive and retrieval and workflow software products. Sales to end users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI sells its products through a combination of a direct sales force and indirectly through VAR's, distributors and sales alliances with companies including Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

         Total revenue for the quarter ended September 30,1997 (the "current quarter") was $1,897,000 and decreased by 9% compared to revenue of $2,085,000 for the quarter ended September 30, 1996. Product revenue was $632,000 for the September 30, 1997 quarter and decreased by 36% compared to the same quarter last year. The decline in product revenue reflects slower growth in demand for the Company's Unix based products, as a large segment of the electronic document management market transitions to products based upon the Windows NT platform, in tandem with the very rapid growth in the overall Windows NT market. The Company did anticipate this transition and has introduced an NT product, COINSERV for Windows NT, in early October, 1997. For the September, 1997 quarter, however, the Company had only Unix based products available for sale, for which demand has slackened. The Company expects revenues from its NT products to increase in future quarters.

         Services revenue, which includes maintenance and systems integration revenues, was $1,265,000 for the quarter ended September 30, 1997 and increased by 14% compared to revenue of $1,105,000 for the same quarter last year. Maintenance revenue for the current quarter was $629,000 and increased by 53% compared to revenue of $411,000 for the same quarter last year. The increase in maintenance revenue reflects the growth of the Company's installed base of customers, most of which renew their maintenance contracts on a yearly basis. Systems integration revenues were $636,000 for the current quarter and decreased by 8% compared to revenue of $694,000 for the same quarter last year. Systems integration revenues relate to services provided with sales of the Company's software products and declined for the current quarter in conjunction with lower software revenues.

GROSS MARGIN AND COST OF REVENUE
         Gross margin for the quarter ended September 30, 1997 was $759,000 and decreased by 24% compared to gross margin of $1,000,000 for the same quarter last year. This decrease primarily reflects the impact of lower product revenues in the current quarter compared to the same quarter last year.

          Cost of product revenue as a percentage of product revenue was 91% in the current quarter as compared to 38% for the same quarter last year. Cost of product revenue, and its corresponding percent of revenue for the current quarter, reflects a $263,000 write-off of previously capitalized software costs, principally relating to a stand alone imaging product that has been superseded by an integrated imaging product during the current quarter.

         Cost of services revenue was 44% in the current quarter and declined by 21% as compared to 65% for the same quarter last year. The decline in cost of revenues for the current quarter reflects increased productivity for the departments within the Company that provide maintenance and systems integration services.

SALES AND MARKETING
         Sales and marketing expenses for the quarter ended September 30, 1997 were $736,000 and decreased by $56,000, or 7%, compared to expenses of $792,000 for the quarter ended September 30, 1996. The decrease primarily reflects lower sales commissions as the result of lower product revenues for the quarter.

PRODUCT DEVELOPMENT
         The Company's product development program has been directed toward creating a suite of complementary products to meet customer and marketplace requirements for a more complete electronic document management solution. As a result, during fiscal 1997, the Company announced the addition of six new products to its offerings; WebCOINS, an Internet product, COINSflow, a workflow product, Advanced COINSCAN, an imaging product, Advanced COINSERV, a data archive and retrieval product, COINS Demander, a database interface, and Setup Expert, an application set up interface. The Company also released a new Windows NT product in October, 1997.

          The additions to INSCI's product offerings, along with enhancements to existing products, have been funded by an increase in the Company's gross expenditures for software products. Gross product development expenses for the quarter ended September 30, 1997, were $788,000, before capitalization of software expenses of $348,000, for net quarterly product development expense of $440,000. Gross product development expenses for the quarter ended September 30, 1996, were $731,000, before capitalization of software expenses of $184,000, for net quarterly product development expense of $547,000. The increase in gross development expenses in the current quarter versus the same quarter last year was $57,000, and was principally for increased investments in the Company's Windows NT based products.

GENERAL AND ADMINISTRATIVE
         General and administrative expenses were $405,000 for the quarter ended September 30, 1997 and decreased by 27% compared to $552,000 for the same quarter last year. This decrease reflects a cost savings program that the Company has put into effect during the current fiscal year. A significant portion of the cost savings reflects increased utilization of the Company's internal staff for functions that were performed by outside services last year.

INTEREST INCOME (EXPENSE)
         Interest income for the quarter ended September 30, 1997 was $49,000 compared to $16,000 for the same quarter last year. The increase in interest income in the current quarter reflects interest earned on funds received from two regulation D security offerings completed by the Company in September and November, 1996. Interest expense was insignificant for the current and last year's quarters.

NET LOSS
         Net loss for the quarter ended September 30, 1997 was $774,000 and decreased by $104,000 compared to a net loss of $878,000 for the quarter ended September 30, 1996. The current quarter's loss reflects a decrease in revenues combined with a write-off of capitalized software costs, partially offset by lower expenses in the current quarter versus last year.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED
TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996:

REVENUE
          Total revenue for the six months ended September 30,1997 (the "current period") was $3,700,000 and decreased by 26% compared to revenue of $5,021,000 for the six months ended September 30, 1996. Product revenue was $1,390,000 for the current period and decreased by 44% compared to the same period last year. As previously discussed, the decline in product revenue reflects slower growth in demand for the Company's Unix based products. In addition, the decline in revenue also reflects the transition the Company is making towards selling more of its products through new and existing indirect sales channels. During the June, 1997 quarter, the Company's sales and technical personnel spent a higher than usual amount of their time supporting the Company's indirect sales channel and training the channel on the new products that the Company had introduced during the last six months. This channel support and training time resulted in less time for closing direct sales accounts, with the impact of lower revenues for the first three months of the current period. The Company believes that the investment made in its indirect sales channels will potentially help the Company's future revenues to grow as a result of greater sales coverage afforded by the indirect channel as compared to the Company's limited direct sales force.

         Services revenue, which includes maintenance and systems integration revenues, was $2,310,000 for the six months ended September 30, 1997 and decreased by 9% compared to revenue of $2,542,000 for the same period last year. Maintenance revenue for the current period was $1,154,000 and increased by 31% compared to revenue of $880,000 for the same period last year. The increase in maintenance revenue reflects the growth of the Company's installed base of customers, most of which renew their maintenance contracts on a yearly basis. Systems integration revenues were $1,156,000 for the current period and decreased by 30% compared to revenue of $1,662,000 for the same period last year. Systems integration revenue relates to services provided with sales of the Company's software products and declined for the current period in conjunction with lower software revenues.

GROSS MARGIN AND COST OF REVENUE
         Gross margin for the six months ended September 30, 1997 was $1,480,000 and decreased by 48% compared to gross margin of $2,865,000 for the same period last year. This decrease primarily reflects the impact of lower product revenues in the current period compared to the same period last year.

          Cost of product revenue as a percentage of product revenue was 71% in the current period as compared to 31% for the same period last year. Cost of product revenue reflects a $263,000 write-off of previously capitalized software costs for the current period. Cost of product revenues also includes a high proportion of relatively fixed costs including amortization of capitalized software costs and organizational infrastructure expenses. It is expected that increases in future product revenues, should they occur, would result in a cost percentage relationship that would be approximately the same as last year.

         Cost of services revenue was 53% in the current period and declined by 2% as compared to 55% for the same period last year. The decline in cost of revenues reflects increased productivity for the departments within the Company that provide maintenance and systems integration services.

SALES AND MARKETING
         Sales and marketing expenses for the six months ended September 30, 1997 were $1,744,000 and increased by 4%, compared to expenses of $1,670,000 for the same period last year. The expense increase reflects marketing programs associated with the introduction of the Company's six new products combined with the establishment of a sales and technical support function in the Philippines to support the Company's planned sales activities in the Far East.

PRODUCT DEVELOPMENT
         As previously discussed, the additions to INSCI's product offerings, along with enhancements to existing products, have been funded by the increase in the Company's gross expenditures for software products. Gross product development expenses for the six months ended September 30, 1997, were $1,614,000, before capitalization of software expenses of $696,000, for net product development expense of $918,000. Gross product development expenses for the six months ended September 30, 1996, were $1,380,000, before capitalization of software expenses of $388,000, for net product development expense of $992,000. The increase in gross development expenses in the current period versus the same period last year was $234,000, and was principally for increased investments in the Company's Windows NT based products.

GENERAL AND ADMINISTRATIVE
         General and administrative expenses were $849,000 for the six months ended September 30, 1997 and decreased by 15% compared to $1,004,000 for the same period last year. This decrease reflects a cost savings program that the Company has put into effect during the current fiscal year. A significant portion of the cost savings reflects increased utilization of the Company's internal staff for functions that were performed by outside services last year.

INTEREST INCOME (EXPENSE)
         Interest income for the six months ended September 30, 1997 was $96,000 compared to $24,000 for the same period last year. The increase in interest income in the current period reflects interest earned on funds received from two regulation D security offerings completed by the Company in September and November, 1996. Interest expense was insignificant for the current and last year's periods.

NET LOSS
         Net loss for the six months ended September 30, 1997 was $1,937,000 compared to a net loss of $781,000 for the six months ended September 30, 1996. The current period's loss reflects a decrease in revenues, partially offset by a reduction in costs and expenses.

FORWARD LOOKING COMMENTS
         During the six months ended September 30, 1997, as previously discussed, the Company's revenues were impacted by reduced demand for its Unix based software products. To offset this reduced demand and participate in the rapidly growing Windows NT based market, the Company introduced a Windows NT based product in early October, 1997. In addition, during the six months ended September 30, 1997, a significant portion of the Company's sales and technical resources were directed toward supporting the Company's sales channels, at the cost of reducing the Company's direct sales activities. The Company believes that opportunities to increase future revenues are best served by supporting these sales channels due to the existing customer relationships that these channels have and the relatively large number of sales personnel that the channels can direct to selling the Company's products, as compared to much lower sales coverage of the Company's internal direct sales force.

         Due to the Company not being able to predict when and to what degree revenue increases from its NT based products or increased use of sales channels may occur, the Company has refocused its internal expense resources to provide for maximum support of its domestic sales channels, where it believes the greatest potential for future revenue increases exist. This refocus combined with a strict expense containment program that the Company has implemented, has resulted in cost and expense savings. The goal of the Company is to operate at or near break-even until anticipated increases in revenues from its NT products and sales channels take place.

LIQUIDITY AND CAPITAL RESOURCES
              As of September 30, 1997 the Company had $3,238,000 of cash and cash equivalents and working capital of $2,666,000 in comparison to $3,035,000 of cash and cash equivalents and working capital of $2,779,000 as of September 30, 1996. The present cash reserves of the Company are believed to be sufficient to meet the foreseeable needs of the Company. Accounts receivable were $1,646,000 with weighted days outstanding of 61 as of September 30, 1997 compared to receivables of $1,986,000 with weighted days outstanding of 50, as of September 30, 1996. The Company targets collections of 45 days. Amounts below this number represent favorable receivable mix and collection performance. The increase to 61 days for the current period reflects extended payment terms that the Company has provided to a number of its customers.

         The Company's cash flows are summarized below for the periods indicated: (in thousands)

                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                     1997             1996
                                                     ----             ----
Cash provided by (used in)
  Operating activities                             $(1,003)          $ (198)
  Investing activities                                (837)            (601)
  Financing activities                                  10            3,398
                                                   -------           ------
    Increase(decrease) in cash and
      cash equivalents                             $(1,830)          $2,599
                                                   =======           ======

Cash and cash equivalents at end of period         $ 3,238           $3,035

         The Company used cash of $1,003,000 in operating activities for the six months ended September 30, 1997, primarily as the result of its operating loss. Net cash used in investing activities was $837,000 for the current period, primarily from additions to capitalized software, which increased as a result of the Company's expanded product development program. Cash generated from financing activities was minimal for the period, and reflected the exercise of Company stock options.

         On March 28, 1997 the Company obtained a credit facility with Silicon Valley Bank ("SVB") for a working capital line of $1,500,000 and an equipment financing line of $250,000. As of September 30, 1997, the Company could not borrow against the line due to its losses being in excess of the line's loss covenant. The Company, at its option, may terminate the line with SVB without penalty. During June,1997 the Company received a receivable financing proposal from SVB that had covenants which the Company could meet and under which the Company could borrow up to $2,000,000 or up to 75% of eligible accounts receivable. The Company has made no commitment to proceed with this proposal and there can be no assurances that a future credit facility will be available on terms acceptable to the Company.

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

PART II  OTHER INFORMATION

ITEM 5. OTHER INFORMATION
         On October 7, 1997, the Company held its Annual Meeting of Shareholders and elected the following directors: E. Ted Prince, Francis X. Murphy, Leonard Gartner, Richard Gerstner, Mitchell Klein and Andre Daniel-Dreyfus to serve for a period of one year or until the next meeting of shareholders. Additionally, shareholders ratified the report of the auditing firm of Pannell Kerr & Forster for the fiscal year ended March 31, 1997. Total shareholder votes received and voted totaled approximately 66 percent of the Company's outstanding shares of which approximately 65.5 percent voted for the election of all directors and ratification of Pannell Kerr & Forster, and 0.5 percent were abstentions or votes not in favor of items voted upon by the shareholders.

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

                  A report of Form 8-K, dated September 4, 1997, was filed by the Company on September 18, 1997 regarding the appointment of two new Directors to the Company.

                  A report of Form 8-K/A, dated September 8, 1997, was filed by the Company on September 8, 1997 regarding supplemental information with regard to the acquisition of the Courtland Group, Inc.

                  A report of Form 8-K, dated October 6, 1997, was filed by the Company on October 23, 1997 regarding the Company's Form S-1 filed with the Securities and Exchange Commission being declared effective.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INSCI CORP.


Date:  November 5, 1997           By: /S/ ROGER C. KUHN
                                      -----------------------------------
                                      Roger C. Kuhn
                                      Vice President and Chief Financial Officer