Form 10QSB
period 1997-12-31
INSCI CORP
filed 1998-02-04
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: December 31, 1997

[ ] Transition report pursuant to Section 13 or 15d of the Securitie Exchange Act of 1934 For the Transition period from _________ to____________

                         Commission file number: 1-12966


                                   INSCI CORP
             (Exact name of registrant as specified in its charter)

        Delaware                                        06-1302773
 ------------------------                 -------------------------------------
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

Yes   X     No
     ---       ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                    Outstanding at December 31, 1997
-------------------                    --------------------------------
Common stock, par value $.01                    4,738,263

Transitional Small Business Disclosure Format (check one)
Yes     No  X
   ----    ----

                                   INSCI CORP

                                      INDEX

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheet as of  December 31, 1997                   3

                  Statements of Operations for the Three Months and        4
                  Nine Months Ended  December 31, 1997 and 1996

                  Statements of Cash Flows for the Nine Months             5
                  Ended December 31, 1997 and 1996

                  Notes to Financial Statements                            6

Item 2.           Management's Discussion and Analysis or Plan
                  of Operation                                             9

PART II           OTHER INFORMATION

Item 5            Other Information                                       16

Item 6            Exhibits and Reports on Form 8-K                        16

                  Signature                                               17

                                   INSCI CORP
                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)
                                                                  DECEMBER 31,
 ASSETS                                                              1997
                                                                  -----------
 Current assets:
      Cash and cash equivalents                                     $ 2,633
      Accounts receivable, net                                        2,059
      Inventory                                                           8
      Prepaid expenses and other                                        257
                                                                    -------
        Total current assets                                          4,957
                                                                    -------
 Property & equipment                                                 2,355
      Less: accumulated depreciation                                 (1,628)
                                                                    -------
      Property & equipment, net                                         727
                                                                    -------
 Capitalized software development costs,
      net of accumulated amortization of $1,314                         951
 Purchased software, net of accumulated amortization of $856          1,186
 Other assets                                                           249
                                                                    -------
 Total assets                                                       $ 8,070
                                                                    =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Note payable                                                     $ 12
      Accounts payable                                                  660
      Accrued compensation                                              206
      Accrued vacation                                                  249
      Accrued commissions                                               165
      Accrued and other liabilities                                     365
      Deferred maintenance revenue                                      860
                                                                    -------
        Total current liabilities                                     2,517
                                                                    -------

 Stockholders' equity :
   Common stock                                                          46
   Preferred stock                                                       34
   Additional paid-in capital                                        25,850
   Accumulated deficit                                              (20,377)
                                                                    -------
        Total stockholders' equity                                    5,553
                                                                    -------
 Total liabilities and stockholders' equity                         $ 8,070
                                                                    =======


                             See accompanying notes

                                              INSCI CORP
                                       STATEMENTS OF OPERATIONS
                               (in thousands, except per share amounts)
                                              (unaudited)

                                                Three months ended              Nine months ended
                                                   December 31,                     December 31,
                                               1997            1996             1997           1996
                                              -------         -------          -------        -------
Revenue
    Product                                   $ 1,382         $ 1,983          $ 2,772        $ 4,473
    Services                                    1,406           1,377            3,716          3,907
                                              -------         -------          -------        -------
        Total revenue                           2,788           3,360            6,488          8,380
                                              -------         -------          -------        -------
Cost of revenue
    Product                                       324             446            1,311          1,209
    Services                                      636             733            1,869          2,127
                                              -------         -------          -------        -------
        Total cost of revenue                     960           1,179            3,180          3,336
                                              -------         -------          -------        -------
Gross margin                                    1,828           2,181            3,308          5,044
                                              -------         -------          -------        -------
Expenses
    Sales and marketing                           999           1,077            2,743          2,746
    Product development                           465             554            1,383          1,545
    General and administrative                    395             492            1,244          1,496
                                              -------         -------          -------        -------
        Total expenses                          1,859           2,123            5,370          5,787
                                              -------         -------          -------        -------

Income (loss) from operations                     (31)             58           (2,062)          (743)
                                              -------         -------          -------        -------
Interest income (expense)
    Interest income                                40              45              136             70
    Interest expense                                -              (5)              (2)           (10)
                                              -------         -------          -------        -------
        Interest income (expense) net              40              40              134             60
                                              -------         -------          -------        -------
Net income (loss)                                   9              98           (1,928)          (683)
                                              =======         =======          =======        =======

 Preferred stock dividend                        (222)           (156)            (669)          (554)
                                              -------         -------          -------        -------

Net (loss) applicable to common shares        $  (213)        $   (58)         $(2,597)       $(1,237)
                                              =======         =======          =======        =======

Net (loss) per common share                   $ (0.05)        $ (0.01)         $ (0.58)       $ (0.31)
                                              =======         =======          =======        =======

Weighted average common shares outstanding      4,638           4,056            4,476          3,983
                                              =======         =======          =======        =======

                                        See accompanying notes

                                                INSCI CORP
                                         STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)

                                                           Nine months ended
                                                             December 31,
                                                           1997          1996
                                                          -------       -------
Cash flows from operating activities:
  Net (loss)                                              $(1,928)      $  (683)
  Reconciliation of net loss to net cash
  used in operating activities:
    Depreciation and amortization                             271           360
    Amortization of deferred software costs                   663           680
    Changes in assets and liabilities:
      Accounts receivable                                     432        (1,012)
      Inventory                                                39           (81)
      Prepaid expenses and other current assets              (100)          (80)
      Note payable
      Accounts payable                                       (168)          332
      Accrued and other liabilities                          (410)          101
      Customer deposits                                        33          (237)
      Deferred maintenance revenue                             23           142
                                                          -------       -------
Net cash used in operating activities                      (1,145)         (478)
                                                          -------       -------
Cash flows from investing activities:
    Additions to capitalized software development costs    (1,038)         (675)
    Capital expenditures                                     (291)         (259)
    Other assets                                               10             -
                                                          -------       -------
Net cash used in investing activities                      (1,319)         (934)
                                                          -------       -------
Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants       29           156
    Proceeds from sale of preferred stock                       -         6,350
    Payment of preferred stock issuance costs                   -          (728)
    Payment of capital lease obligations                        -           (26)
                                                          -------       -------
Net cash provided by financing activities                      29         5,752
                                                          -------       -------

Net change in cash and cash equivalents                    (2,435)        4,340
Cash and cash equivalents at beginning of year              5,068           436
                                                          -------       -------
Cash and cash equivalents at end of period                $ 2,633       $ 4,776
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

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of December 31, 1997 and the results of operations for the quarters and nine months ended December 31, 1997 and 1996 and cash flows for the nine months ended December 31, 1997 and 1996.

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

EARNINGS PER SHARE
         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The effect of the outstanding options, warrants and convertible securities is antidilutive and, therefore, loss per share has not been presented on a dilutive basis.

PREFERRED STOCK DIVIDENDS
         The beneficial conversion feature of the Company's convertible preferred stock is accounted for as a dividend to preferred shareholders and amortized over the period from the date of issue through the date the security is first convertible. This policy conforms to the accounting for these transactions announced by the SEC Staff in March, 1997.

         Preferred dividends for the quarter and nine months ended December 31, 1996 have been adjusted to comply with the Staff's position of retroactive application of this accounting practice. As a result, dividends for the quarter ended December 31, 1996 have been increased from $139,000 to $156,000 however net loss per common share of ($.01) has not been impacted by this increase. Dividends for the nine months ended December 31, 1996 have been increased from $220,000 to $554,000 and net loss per common share of ($.23) has been increased to a net loss per common share of ($.31).

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

         Convertible Preferred Stock. The Company has two outstanding issues of convertible preferred stock that entitle the holders to convert this preferred stock into shares of the Company's common stock, at a discount to the market price of the common stock at the time of conversion. In the event that conversions occur at market prices for the Company's common stock that are substantially below the current market price, it is possible for material dilution to other holders of the Company's common stock and may require the Company to seek shareholder approval for the authorization and issue of additional common shares. In the event that conversions occur at market prices below the market price utilized to calculate required conversion shares included in the Company's currently effective Form S-1 Registration Statement, this Registration Statement may require amendment to include additional shares.

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

CREDIT FACILITY
         On March 28, 1997 the Company obtained a credit facility with Silicon Valley Bank ("SVB") for a working capital line of $1,500,000 and an equipment financing line of $250,000. As of December 31, 1997, the Company could not borrow against the line due to its losses being in excess of the line's loss covenant. The Company, at its option, may terminate the line with SVB without penalty. During June, 1997 the Company received an accounts receivable financing proposal from SVB that had covenants which the Company could meet and under which the Company could borrow up to $2,000,000 or up to 75% of eligible accounts receivable. The Company did not proceed with this proposal and there can be no assurances that a future credit facility will be available on terms favorable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

COMPARISON OF RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue.

                                    Three months ended         Nine months ended
                                       December 31,               December 31,
                                     1997        1996           1997       1996
                                     ----        ----           ----       ----
Revenue                                %           %              %          %
    Product                           50          59             43         53
    Services                          50          41             57         47
                                     ---         ---            ---        ---
       Total revenue                 100         100            100        100
                                     ---         ---            ---        ---
Cost of revenue
    Product                           12          13             20         14
    Services                          23          22             29         25
                                     ---         ---            ---        ---
       Total cost of revenue          35          35             49         39
                                     ---         ---            ---        ---
Gross margin                          65          65             51         61
                                     ---         ---            ---        ---

Expenses
    Sales and marketing               36          32             42         33
    Product development               17          16             21         18
    General and administrative        14          15             19         18
                                     ---         ---            ---        ---
       Total expenses                 67          63             82         69
                                     ---         ---            ---        ---

Income (loss) from operations         (2)          2            (31)        (8)

Interest income (expense)              1           1              2          1

                                     ---         ---            ---        ---
Net income (loss)                     (1)          3            (29)        (7)
                                     ===         ===            ===        ===

THREE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996:

REVENUE
         INSCI develops, sells, installs and supports electronic document repository software with integrated Internet, imaging, workflow, print-on-demand, electronic distribution and archive (COLD) software for the enterprise level (high volume production) market. INSCI's software products enable customers to improve their services through electronic access to documents (e.g. invoices, statements, reports, etc.); provide financial saving through elimination of paper and microfiche; and provide the foundation for the digital document "back office" for electronic commerce applications. Sales to end users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI sells its products through a combination of a direct sales force and indirectly through VAR's, distributors and sales alliances with companies including Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

         Total revenue for the quarter ended December 31,1997 (the "current quarter") was $2,788,000 and increased approximately 50% compared to the preceding two quarter's revenues of $1,803,000 and $1,897,000 (for the quarters ending June 30, 1997 and September 30, 1997) respectively. This increase reflects higher revenues from the Company's sales channel with Unisys, Xerox and Moore, with whom the Company has been working in order to increase indirect sales channel coverage, combined with closing several large orders.

         In comparison of revenues for the current quarter versus the same quarter last year, total revenue of $2,788,000 for the quarter ended December 31,1997 decreased by 17% compared to revenue of $3,360,000 for the quarter ended December 31, 1996. This decrease is attributable to lower product revenue of $1,382,000 for the current quarter, compared to $1,983,000 for the same quarter last year. The decline in product revenue reflects slower growth in demand for the Company's Unix based products, as a large portion of the low to mid price segment of the electronic document management market transitions to products based upon the Windows NT platform, in tandem with the very rapid growth in the overall Windows NT market. The Company introduced an NT product, COINSERV for Windows NT, in October, 1997. INSCI's management believes that the high volume archival performance of its NT product favorably differentiates it from that of other companies offering NT archival products. The Company expects revenues from its NT products to increase in future quarters.

         Services revenue, which includes maintenance and systems integration revenues, was $1,406,000 for the quarter ended December 31, 1997 and increased by 2% compared to services revenue of $1,377,000 for the same quarter last year. Maintenance revenue for the current quarter was $600,000 and increased by 8% compared to $556,000 for the same quarter last year. The increase in maintenance revenue reflects the growth of the Company's installed base of customers, most of which renew their maintenance contracts on a yearly basis. Systems integration revenues were $813,000 for the current quarter and were essentially the same as $821,000 for the same quarter last year. Systems integration revenues relate to services provided with sales of the Company's software products. It is anticipated that systems integration revenues will grow in future quarters in tandem with increases, if any, in product revenues.

GROSS MARGIN AND COST OF REVENUE
         Gross margin for the quarter ended December 31, 1997 was $1,828,000 and decreased by 16% compared to gross margin of $2,181,000 for the same quarter last year. This decrease primarily reflects the impact of lower product revenues in the current quarter compared to the same quarter last year. Gross margin as a percent of revenues was 65% for both periods.

         Cost of product revenue as a percentage of product revenue was 23% in the current quarter with no significant variation to 22% for the same quarter last year. Cost of services revenue was 45% in the current quarter and declined as compared to 53% for the same quarter last year. The decline in cost of services revenues reflects increased productivity for the departments within the Company that provide maintenance and systems integration services.

SALES AND MARKETING
         Sales and marketing expenses for the quarter ended December 31, 1997 were $999,000 and decreased by $78,000, or 7%, compared to expenses of $1,077,000 for the quarter ended December 31, 1996. The decrease primarily reflects lower sales commissions as the result of lower product revenues for the quarter .

PRODUCT DEVELOPMENT
         The Company's product development program has been directed toward creating a suite of complementary products to meet customer and marketplace requirements for a more complete electronic document management solution. As a result, during the current fiscal year, the Company announced the addition of six new products to its offerings; WebCOINS, an Internet product; COINSflow, a workflow product; Advanced COINSCAN, an imaging product; Advanced COINSERV, a document archive and retrieval product; COINS Demander, a database interface; and Setup Expert, an application set up interface. The Company also released a major new product in October, 1997, COINSERV for Windows NT, an electronic document repository with Internet access and integrated imaging and workflow. This software product can archive and retrieve high volumes of documents operating on the NT platform.

         The additions to INSCI's product offerings, along with enhancements to existing products, have been funded by the Company's gross expenditures for software products. Gross product development expenses for the quarter ended December 31, 1997, were $808,000, before capitalization of software expenses of $343,000, for net quarterly product development expense of $465,000. Gross product development expenses for the quarter ended December 31, 1996, were $841,000, before capitalization of software expenses of $287,000, for net quarterly product development expense of $554,000. The decrease in gross development expenses in the current quarter versus the same quarter last year was $33,000, reflecting reductions related to the Company's Unix based products, which are in a mature state of development, and require fewer additions.

         Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both internal readiness of its computer systems and the compliance of its computer software sold to customers for its ability to process the year 2000. The Company expects to successfully implement the systems and programming changes necessary to address the 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes. The Company's inability to implement such changes could have an adverse effect on future results of operations.

GENERAL AND ADMINISTRATIVE
         General and administrative expenses were $395,000 for the quarter ended December 31, 1997 and decreased by 20% compared to $492,000 for the same quarter last year. This decrease reflects a cost savings program that the Company has put into effect during the current fiscal year. A significant portion of the cost savings reflects decreases in legal and accounting expenses combined with increased utilization of the Company's internal staff for functions that were performed by outside services last year.

INTEREST INCOME (EXPENSE)
         Interest income for the quarter ended December 31, 1997 was $40,000 compared to $45,000 for the same quarter last year. Interest income reflects interest earned on funds received from two regulation D security offerings completed by the Company in September and November, 1996. Interest expense was insignificant for the current and last year's quarters.

NET INCOME
         Net income for the quarter ended December 31, 1997 was $9,000 compared to a net income of $98,000 for the quarter ended December 31, 1996. Compared to the same quarter last year, the current quarter's income reflects a decrease in revenues of $572,000 partially offset by reductions in costs and expenses of $483,000.

NINE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996:

REVENUE
         Total revenue for the nine months ended December 31,1997 (the "current period") was $6,488,000 and decreased by 23% compared to revenue of $8,380,000 for the nine months ended December 31, 1996. Product revenue was $2,772,000 for the current period and decreased by 38% compared to $4,473,000 for the same period last year. As previously discussed, the decline in product revenue reflects slower growth in demand for the Company's Unix based products, as a portion of the market migrates to NT based products. As previously noted, the Company introduced its NT based product in October, 1997. In addition, the decline in revenue also reflects the transition the Company is making towards selling more of its products through new and existing indirect sales channels. During the current fiscal year, the Company's sales and technical personnel have spent an increased amount of their time supporting the Company's indirect sales channel. This channel support and training time resulted in less time for closing direct sales accounts, with the impact of lower revenues. The Company believes that the investment made in its indirect sales channels combined with the introduction of its NT product will potentially help the Company's future revenues to grow as a result of greater sales coverage afforded by the indirect channel and a new NT product family that addresses the fastest growing segment of the Company's market.

         Services revenue, which includes maintenance and systems integration revenues, was $3,716,000 for the nine months ended December 31, 1997 and decreased by 5% compared to revenue of $3,907,000 for the same period last year. Maintenance revenue for the current period was $1,754,000 and increased by 22% compared to revenue of $1,435,000 for the same period last year. The increase in maintenance revenue reflects the growth of the Company's installed base of customers, most of which renew their maintenance contracts on a yearly basis. Systems integration revenues were $1,962,000 for the current period and decreased by 21% compared to revenue of $2,472,000 for the same period last year. Systems integration revenue relates to services provided with sales of the Company's software products and declined for the current period in conjunction with lower software revenues.

GROSS MARGIN AND COST OF REVENUE
         Gross margin for the nine months ended December 31, 1997 was $3,308,000 and decreased by 34% compared to gross margin of $5,044,000 for the same period last year. This decrease primarily reflects the impact of lower product revenues in the current period compared to the same period last year.

         Cost of product revenue as a percentage of product revenue was 47% in the current period as compared to 27% for the same period last year. Cost of product revenue reflects an $263,000 accelerated write-off of previously capitalized software costs for the current period. This write-off was taken in the period the Company determined that a portion of capitalized software for an imaging product would be superseded by a new release of software sooner than previously scheduled. Cost of product revenues also includes a high proportion of relatively fixed costs including amortization of capitalized software costs and organizational infrastructure expenses. It is expected that increases in future product revenues, should they occur, would result in a reduced cost percentage relationship, due to the relatively fixed nature of many product revenue costs.

         Cost of services revenue was 50% in the current period and declined by 4% as compared to 54% for the same period last year. The decline in cost of revenues reflects increased productivity for the departments within the Company that provide maintenance and systems integration services.

SALES AND MARKETING
         Sales and marketing expenses for the nine months ended December 31, 1997 were $2,743,000 and were essentially flat with $2,746,000 for the same period last year. Within expenses for the current period, sales commissions decreased by $187,000 as the result of lower revenues. Expense increases during the period included establishment of a sales and technical support function in the Asia/Pacific region as the result of the Company's acquisition of a Philippine company in March, 1997, combined with programs associated with the introduction of the Company's six new products.

PRODUCT DEVELOPMENT
         As previously discussed, the additions to INSCI's product offerings, along with enhancements to existing products, have been funded by an increase in the Company's gross expenditures for software products. Expenditures include amounts for the operating expenses related to the March, 1997, acquisition of the assets of a United Kingdom based company, for the purpose of expanding the Company's imaging and workflow product offerings. Gross product development expenses for the nine months ended December 31, 1997, were $2,421,000, before capitalization of software expenses of $1,038,000, for net product development expense of $1,383,000. Gross product development expenses for the nine months ended December 31, 1996, were $2,220,000, before capitalization of software expenses of $675,000, for net product development expense of $1,545,000. The increase in gross development expenses in the current period versus the same period last year was $201,000, and was principally for expenditures related to the Company's acquired United Kingdom development center.

GENERAL AND ADMINISTRATIVE
         General and administrative expenses were $1,244,000 for the nine months ended December 31, 1997 and decreased by 17% compared to $1,496,000 for the same period last year. This decrease reflects a cost savings program that the Company has put into effect during the current fiscal year. A significant portion of the cost savings reflects increased utilization of the Company's internal staff for functions that were performed by outside services last year.

INTEREST INCOME (EXPENSE)
         Interest income for the nine months ended December 31, 1997 was $136,000 compared to $70,000 for the same period last year. The increase in interest income in the current period reflects interest earned on funds received from two regulation D security offerings completed by the Company in September and November, 1996. Interest expense was insignificant for the current and last year's periods.

NET LOSS
         Net loss for the nine months ended December 31, 1997 was $1,928,000 compared to a net loss of $683,000 for the nine months ended December 31, 1996. The increase in the loss of the current period is the result of lower revenues, partially offset by a reduction in costs and expenses.

FORWARD LOOKING COMMENTS
         During the nine months ended December 31, 1997, as previously discussed, the Company's revenues were impacted by reduced demand for its Unix based software products. To offset this reduced demand and participate in the rapidly growing Windows NT based market, the Company introduced a Windows NT based product in early October, 1997. In addition, during the nine months ended December 31, 1997, a significant portion of the Company's sales and technical resources were directed toward increased support of the Company's indirect sales channels, at the cost of reducing the Company's direct sales activities. The Company believes that opportunities to increase future revenues are best served by supporting these sales channels due to the existing customer relationships that these channels have and the relatively large number of sales personnel that the channels can direct to selling the Company's products, as compared to much lower sales coverage of the Company's internal direct sales force. The Company is not able to predict when and to what degree revenue increases from its NT based products or increased use of sales channels may occur.

LIQUIDITY AND CAPITAL RESOURCES
         As of December 31, 1997 the Company had $2,633,000 of cash and cash equivalents and working capital of $2,440,000 in comparison to $4,776,000 of cash and cash equivalents and working capital of $5,248,000 as of December 31, 1996. The present cash reserves of the Company are believed to be sufficient to meet the foreseeable needs of the Company. Accounts receivable were $2,059,000 with weighted days outstanding of 38 as of December 31, 1997 compared to receivables of $3,114,000 with weighted days outstanding of 44, as of December 31, 1996. The Company targets average collections at 45 days. Amounts below this number represent favorable receivable mix and collection performance. The Company's cash flows are summarized below for the periods indicated: (in thousands)
                                                            NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                           1997           1996
                                                           ----           ----
Cash provided by (used in)
  Operating activities                                   $(1,145)        $ (478)
    Investing activities                                  (1,319)          (934)
    Financing activities                                      29          5,752
                                                         -------         ------
      Increase(decrease) in cash and cash equivalents    $(2,435)        $4,340
                                                         =======         ======
Cash and cash equivalents at end of period               $2,633          $4,776

         The Company used cash of $1,145,000 in operating activities for the nine months ended December 31, 1997, primarily as the result of its operating loss. Net cash used in investing activities was $1,319,000 for the current period, primarily from additions to capitalized software, which increased as a result of the Company's expanded product development program. Cash utilization for the period includes acquisition related expenditures, primarily related to the Company's acquisitions in the Philippines and United Kingdom. Cash generated from financing activities was minimal for the period, and reflected the exercise of Company stock options and warrants.

         On March 28, 1997 the Company obtained a credit facility with Silicon Valley Bank ("SVB") for a working capital line of $1,500,000 and an equipment financing line of $250,000. As of December 31, 1997, the Company could not borrow against the line due to its losses being in excess of the line's loss covenant. The Company, at its option, may terminate the line with SVB without penalty. During June,1997 the Company received a receivable financing proposal from SVB that had covenants which the Company could meet and under which the Company could borrow up to $2,000,000 or up to 75% of eligible accounts receivable. The Company did not proceed with this proposal and there can be no assurances that a future credit facility will be available on terms favorable to the Company.

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

PART II  OTHER INFORMATION

ITEM 5. OTHER INFORMATION
         On October 7, 1997, the Company adopted a plan to exchange stock options granted to employees based upon reissuance of new options at a strike price of $2.25 per option, the fair market value of the Company's stock as of the adoption date. Under this plan, employees may, at their election, exchange existing options that have a higher strike price, for new options with the condition that within the first three years the option holder can not exercise the new options until the ten day trading average of the Company's stock is $4.50 per share.

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

                                                 INSCI CORP.

Date:  February 4, 1998                     By:  /S/ ROGER C. KUHN
                                                 --------------------------
                                                 Roger C. Kuhn
                                                 Vice President and Chief
                                                 Financial Officer