Form 10KSB
period 1998-03-31
INSCI CORP
filed 1998-06-29
CIK 878612

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIIES
                              EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED:                             COMMISSION FILE NUMBER
      MARCH 31, 1998                                           1-12966
-------------------------------------------------------------------------------
                                   INSCI CORP
-------------------------------------------------------------------------------
               (Exact name of registrant specified in its charter)

    DELAWARE      TWO WESTBOROUGH BUSINESS PARK, WESTBOROUGH, MA   06-1302773
    --------      ----------------------------------------------   ----------
(State or other      (Address of Principal executive  offices)  (I.R.S. Employer
jurisdiction of                                                 Identification
incorporation                                                         No.)
or organization)

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
          AT AN AGGREGATE PRICE OF $9.00 FOR ONE SHARE OF COMMON STOCK)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    ------

        Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the closing bid and asked quotations for the Common Stock on June 15, 1998, as reported by NASDAQ, was approximately $6,839,037. As of June 15, 1998, registrant had outstanding 6,839,037 shares of Common Stock

        Revenues for the fiscal year ended March 31, 1998 were $9,805,000.

Part III incorporates information by reference to the registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1998.

-------------------------------------------------------------------------------

                                   INSCI CORP
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                      INDEX

PART I
                                                                           Page
Item 1.    Business.......................................................   3

Item 2.    Properties.....................................................  14

Item 3.    Legal Proceedings..............................................  14

Item 4.    Submission of Matters to a Vote of Securities Holders..........  15

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters  ..........................................  16

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  16

Item 7.    Financial Statements...........................................  22

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures...........................  22

PART III

Item 9.    Directors and Executive Officers of the Registrant.............  23

Item 10.   Executive Compensation.........................................  23

Item 11.   Security Ownership of Certain Beneficial Owners and Management   23

Item 12.   Certain Relationships and Related Transactions.................  23

Item 13.   Exhibits and Reports on Form 8-K...............................  23

SIGNATURES................................................................  24

EXHIBIT INDEX........................................................ See List

                                     PART I

ITEM 1.  BUSINESS

Overview

        INSCI Corp (INSCI or the Company) develops, markets, implements and services a family of integrated document management software products designed to meet the enterprise-wide needs of organizations which rely on documents for the conduct of business. The Company provides its customers with the ability to electronically capture and store computer output and source documents and to enable access and delivery of these documents electronically or via reprints in a fashion that lowers cost, improves quality, improves service and provides greater competitive advantage. The Company markets its products in more than 40 countries through a combination of direct sales and reseller channels.

        During fiscal 1997 and 1998, the Company's operations were focused in four areas; (1) expansion of the functionality and performance of its existing Unix based products, (2) development of it core technology products to operate on the Windows NT platform, (3) expansion of indirect sales channels, and (4) expansion of its services infrastructure. The Company's management believes that the financial investments made in these four areas are vital to attaining a sustainable long term competitive advantage.

        During fiscal 1997 and 1998, the Company announced the addition of six new products to its offerings; WebCOINS, an Internet product; COINSflow, a workflow product; Advanced COINSCAN, an imaging product; Advanced COINSERV, a document archive and retrieval product; COINS Demander, a database interface; and Setup Expert, an application set up interface. The Company also released a major new product in its third fiscal 1998 quarter, COINSERV for Windows NT, an electronic digital document repository with Internet access and integrated imaging and workflow. This software product can archive and retrieve high volumes of documents operating on the NT platform.

        The market for INSCI's Products is found within those parts of an organizations' operations where the electronic availability of customer-facing documents, source documents, and reports is necessary to support the business function. Customer-facing documents vary from industry to industry but generally include invoices, statements, purchase orders, bills, policies, and transaction confirmation documents which are produced in high volume on high speed printers. They require electronic indexing and storage to enable retrieval and viewing for customer support functions and to satisfy regulatory archiving requirements. Source documents include new account applications, signature cards, purchase orders, signed bills of lading, insurance claim forms, and other paper based documents which, through the use of INSCI's products can be electronically captured, indexed, stored, routed and displayed in support of the business process. The result of putting these document types in electronic form is improved efficiency, cost reduction, and ability of an organization to more effectively serve its internal and external customers.

        Electronic commerce is rapidly becoming a market requirement. New capabilities such as electronic bill presentment, customer access to statements and bills and integrated invoicing and marketing extend the value of conventional printing and distribution of customer-facing documents. INSCI's products deliver the capability for document enabled electronic commerce.

        INSCI offers numerous services including software installation, training, software maintenance, support and systems integration. INSCI's advanced systems integration services division works with its customers to integrate these various technologies into existing technical environments to leverage investments in technology. INSCI's current business strategy is to develop and provide document management solutions in a fully integrated and customized manner that enables customers to improve their business processes and competitive position.

MANAGEMENT CHANGES

        Mr. Roger C. Kuhn was appointed Vice-President and Chief Financial Officer of the Company in July 1996.

        In October of 1997 at the Company's annual meeting for Shareholders Messrs. E. Ted Prince, Leonard Gartner, Richard Gerstner, Francis X. Murphy, Andre Daniel-Dreyfus, and Mitchell Klein were elected by Shareholders to serve as directors of the Company for the ensuing year. Mr. Robert Oxenberg did not stand for reelection as a director.

        On June 18, 1998, Messrs. Gerstner, Gartner and Klein resigned from the Board. Their resignations were not as a result of a disagreement with the Company's operations, policies or practices but rather a difference of opinion with respect to the exercise of their business judgment concerning the extension and renewal of the employment agreement of the Company's Chief Executive Officer, Mr. E. Ted Prince. Following their resignations, the Board appointed two new independent Directors, Thomas Farkas and Robert F. Little. The restructured Board resolved to renew Dr. E. Ted Prince's contract as INSCI's Chairman, CEO and acting President.

SOFTWARE PRODUCTS AND SERVICES

INSCI COINSERV SUITE OF PRODUCTS

        INSCI's COINSERV (Computer Output Information Server) suite of products provides a family of integrated software components which enable its customers to accomplish client/server-based COLD (Computer Output to Laser Disk), electronic printing and document management utilizing optical disk, CD and automated tape libraries to index, archive, retrieve and distribute computer-generated documents and scanned images including statements, reports, invoices and transaction data. This capability of a Digital Document Repository provides on-demand viewing, printing, Internet access, CD distribution and the ability to re-purpose documents for interactive Internet presentment and other E-commerce functions. The COINSERV suite of products enables organizations to use their existing print applications as a gateway to implementing digital document repositories, a key point which allows them to enter electronic commerce without losing their massive investment in these legacy applications.

        The COINSERV suite of software is a series of integrated software components consisting of: server software that provides the core document repository management functions; additional server functions to ingest, interpret and index various format document data streams; client software for accessing, retrieving, viewing and printing the stored documents; client software for Internet-enabled access to stored documents; client software for analyzing and extracting information from stored documents; image capture software for bringing source paper or other image documents into the system for storage; workflow software for document routing, business process automation and document-activated activity processes; CD distribution software for packaging and distributing self-contained sets of archive documents for use by non-networked users; and application integration capabilities for enabling tight links with other systems and processes which may exist within the business environment.

        COINSERV client/server products are currently installed at over 450 customer sites worldwide which include vertical industry segments and which range from departmental systems to enterprise-wide deployments. The server software is supported both on Microsoft Windows NT Server and on many UNIX platforms and provides LAN/WAN and Internet/Intranet/Extranet connectivity. A wide variety of devices can gain access to the COINSERV digital document repository, including Windows PCs and Web browsers on any platform. In addition, legacy system terminal connectivity is provided for UNIX terminals and mainframe systems, including IBM CICS 3270, IBM AS/400 5250, UNISYS A-series/V-series, and UNISYS 1100/2200 series systems.

        Digital document repository solutions require a number of characteristics if they are to be robust enterprise-class solutions, offer high performance and be long-lived. INSCI has designed its digital document repository products with architectures, features and functions to meet this requirement. Among the characteristics that the COINSERV document repository products possess are the following:

        DIVERSE DATA FORMATS. Support for a wide variety of diverse data formats, including: IBM mainframe formats, UNISYS mainframe formats, UNIX and PC print output formats; intelligent data streams including IBM Advanced Function Presentation (AFP), Xerox Metacode and DJDE, PCL, and Adobe PDF; and scanned documents in TIFF format.

        POWERFUL INDEXING. Sophisticated and powerful page-matching and indexing capabilities for determining how to identify, divide, interpret, search for, locate and distribute documents.

        FOREVER VIEW. A "Forever View" of documents without having to purge archived documents over time. To accomplish this, COINSERV products provide a data and index management engine designed to handle large scale storage requirements without experiencing performance degradation or "topping-out" as the index volume continues to increase. Also provided is Hierarchical storage management that allows users to stage data archives so that they utilize the media that is most responsive to an application's data access requirements and yet provide cost-effective storage options. INSCI believes that archive data is a vital and valuable corporate asset and designs its products to provide long-term data storage and access without any compromise.

        CLIENT/SERVER ARCHITECTURE. A true client/server architecture built on open systems distributed processing principles allowing for seamless data access from host-computer based legacy systems (without emulation) as well as state-of-the-art LAN/WAN and Internet/Intranet environments. COINSERV users can take advantage of the investments they have made through the years in their legacy systems' hardware, software, and networks, while at the same time supporting implementations of LAN/WAN and Internet/Intranet distributed processing topologies.

        The COINSERV software suite provides a variety of products that can all work together to provide an integrated output management and document repository solution. COINSERV software products include:

COINSERV FOR WINDOWS NT

        The newest addition to the COINSERV family of products, INSCI launched this product in fiscal 1998. COINSERV for Windows NT is a powerful, high-speed document archive and retrieval system that uses magnetic disk, RAID storage, and high-density, low-cost optical discs in a client-server environment based on Microsoft Windows NT server. It is designed to maximize the processing power of the Windows NT Server through the use of its architectural features and a design that supports and utilizes multiprocessor enterprise-class systems. At the same time, it also utilizes the graphical user interface and monitoring capabilities of the Windows NT environment to provide an easy-to-use administrative interface and lights-out operation. While this is a new product, it incorporates the extensive document archive and retrieval experience gained from the UNIX-based product and incorporates many of its features on this new platform.

ADVANCED COINSERV FOR UNIX

        INSCI's flagship digital document repository product has received updates and enhancements in fiscal 1998 to maintain its position as a powerful and mature product. Key platform additions, including a port to the HP/UX operating system and the addition of new 8X 5 1/4" optical disk technology (5.2GB per platter) mean that an even wider range of system and storage options are supported. INSCI offers Advanced COINSERV on the following UNIX platforms:
IBM AIX, Sun Solaris, HP HP/UX, SCO UnixWare and Unisys SVR4. Advanced COINSERV is a, high-speed document archive and retrieval system that uses magnetic disk, RAID storage, and high-density, low-cost optical discs in a client-server environment. The predecessor to this product was originally released in 1991 and INSCI has provided a constant stream of improvements, enhancements, and extensions to the product.

WEBCOINS

        WebCOINS provides access to COINSERV digital document repositories through Web browsers. This software client module meets the need for Internet, Intranet, and Extranet access to archived documents managed by a COINSERV system.. WebCOINS delivers archived documents in formats which are widely used. For plain-text documents, it uses HTML which is directly displayable by a browser such as Microsoft Internet Explorer or Netscape Navigator/Communicator; for intelligent data streams it uses Adobe PDF format which is displayable in the browser through the use of the Adobe Acrobat Reader, a widely used free component and de facto industry standard. WebCOINS is a client component that operates on a Web server and which accesses the digital document repository on behalf of the user. This allows a client/server model to be in place without placing a burden on the user's workstation and without requiring any custom software or plug-in at the user's workstation. In the case of intelligent data stream display or form overlay display, WebCOINS performs the data stream transformation or forms merging on the web server and sends the composed PDF result to the browser for display. WebCOINS provides an effective Internet distribution capability for the growing E-commerce and customer self-service imperatives that companies are adopting.

WINCOINS32

        WinCOINS32 is the dedicated client software for accessing COINSERV document repositories from a 32-bit workstation running Microsoft Windows 95 or Windows NT. WinCOINS32 provides access to the entire document repository with an easy-to-use interface for display, print, fax, or export of documents at any workstation. WinCOINS32 provides a unified interface for retrieving all formats that may exist in the document repository. WinCOINS32 contains API-level embedded viewing technology for interpreting, displaying and printing native intelligent data streams at the workstation, unlike WebCOINS which converts them to PDF at the Web server. Data streams such as AFP, Metacode, PCL, PDF, and TIFF images are all handled by the WinCOINS32 software. WinCOINS32 was the first and only dedicated client provided for COINSERV for Windows NT. At the end of fiscal 1998, INSCI was working to provide WinCOINS32 for the Advanced COINSERV for UNIX product. This will replace the previous WinCOINS (16-bit) dedicated client which has been available for the UNIX-based document repository for quite some time, and will provide a single look and feel for all dedicated client access of any COINSERV document repository. For environments where there are "power" users, WinCOINS32 is the perfect method of achieving enhanced access to and use of COINSERV documents.

COINSPDF

        COINSPDF is a form overlay option that allows customers to create Adobe PDF-based form overlays from any original document source and to use those form overlays with their archived plain-text documents. When retrieving from the document repository, COINSPDF provides presentation and display of the retrieved documents with all of the visual attributes that Adobe PDF offers. Customers can now provide an archived document display to their users, with the ability to alter the appearance and re-purpose documents where appropriate. COINSPDF includes a form configuration tool that associates text data with a PDF form, and it provides a merging component used by WinCOINS32 and WebCOINS to combine the form and retrieved text at viewing time. With the growing need to display documents for customer service or other purposes, COINSPDF enables easy and rapid deployment of user-focused displays and printing.

ADVANCED COINSCAN

        Advanced COINScan is a full-featured image capture solution based on a modular and systematic approach to the scanning, image processing, and indexing of images stored in COINSERV digital document repository systems. Release 2.0 of this product, introduced in March 1998, provides individual components for scanning, image processing, indexing, and uploading functions. These functions may be deployed on individual workstations or consolidated systems and are not necessarily tied to the storage system on which the images will ultimately reside. The scanning component enables source document scanning from a wide variety of industry-standard scanners, from low-volume to high-volume, at rated speeds. The indexing component allows operators to apply or correct index values to batches of scanned images. The product has been architected to be scaleable and configurable to meet the specific volume and indexing needs of many different document imaging profiles. As such, multiple scan stations and index stations participate in a group, each performing their individual functions, and feeding a central image management and processing server that performs batch functions. These batch functions include image enhancement (despeckle, deskew, deshade, line removal, rotation, etc.), optical character recognition (OCR), intelligent character recognition (ICR), bar code recognition (BCR), and upload to COINSERV document repository systems or other storage systems. There are also capabilities for custom validation, scripting, and custom indexing screen design. Advanced COINScan's image capture provides an integrated source document feed into the digital document repository.

COINSFLOW

        COINSflow is a customer-focused, service-oriented workflow system designed on a case management model. COINSflow can be used both as a true workflow system for implementing business process and as a means to route, track, notify and perform other actions based on documents contained in or arriving at the COINSERV digital document repository. In effect, COINSflow can turn passive documents into pro-active ones. COINSflow allows users to access the workflow system's various functions through the representation of a simulated office scene. The case server also performs unattended tasks that are part of a workflow process and require no user interface. Managers can build business processes, using a graphical flow-charting concept, from a library of pre-defined tasks customized to a particular business. COINSflow builds, executes and analyzes business processes in a highly graphical environment, bringing together customer information from disparate sources and presenting it as a case folder which may be tracked and accessed throughout a customer's organization. Whether used for business process implementation or for document-oriented activities, COINSflow provides integrated process management functions that further enhance the value of the digital document repository.

MONARCH FOR COINSERV

        Monarch for COINSERV is a Data Mining software product that provides workstation-based report mining and analysis. This tool is a private-label version of Datawatch's Monarch product. Monarch for COINSERV enables users to identify, extract, and analyze the contents of documents from the COINSERV digital document repository. The document information can be manipulated into field-oriented data on a PC workstation, generate calculated fields, provide graphic representations of the analyzed data, and export results to other desktop tools such as spreadsheets and databases. For situations where report data is regularly transcribed and used to analyze or summarize results, Monarch for COINSERV is a way of accessing and extracting knowledge from the corporate "memory" contained in the document repository.

COINS-CD

        COINS-CD is Windows NT-based software for CD-R distribution of archived documents; in effect providing a smaller-scope CD-based document repository. The product combines INSCI's core technology with CD-R for purposes of data distribution to remote users, external customers, non-networked users, or anyone who needs specific access to documents independent of a central document repository. COINS-CD processes computer generated output, either from magnetic tapes, file transfer, or extracted from the main COINSERV document repository. COINS-CD performs the same reading, extracting, and indexing that the COINSERV products perform and then records the information on CD-R, including the document pages, indexes, and retrieval and viewing software. During fiscal 1998, COINS-CD software was enhanced substantially in several ways. The first enhancement provided integration with automated CD-R production hardware. COINS-CD provides full support for the Rimage Perfect Image Producer with which it can create multiple, labeled CDs, of varying content, in an automatic and unattended operation. This provides a larger-scale orientation than using individual manual CD recorders and printers. The second major enhancement was the addition of full-text indexing and full-text retrieval of documents. With this optional capability, users are able to search documents on the CD for any text in any location. This differs from both traditional index search and traditional text search in that a specific index is created of all text contained in the archived documents. Distribution is becoming an important part of any document repository strategy, and COINS-CD provides a powerful means of fulfilling this requirement.

SETUP EXPERT

        Setup Expert is a wizard-like graphical interface that leads a user through the steps to create an application definition file. The purpose of this software is to simplify the process of setting up or modifying a document archive and retrieval application. Setup Expert allows the administrator or analyst to graphically set up document parameters such as: type, location, makeup and size of primary key and secondary filter indexes; directory paths to the source files; text expressions and patterns typical of what will be searched for; and page types and overlays associated with each page type. Setup Expert removes the burden of working with a text editor or having to measure the locations of fields on a screen. Setup Expert was enhanced during fiscal 1998 to further improve its user interface and make it capable of providing definitions for both COINSERV for Windows NT and Advanced COINSERV for UNIX.

INSCI SYSTEMS INTEGRATION SERVICES

        Utilizing INSCI's core products and technologies and the capabilities of its consulting resources, INSCI has developed specialized systems integration approaches and methodologies that allow it to carry out the implementation of advanced solutions within large and complex client environments. The methodologies encompass project management, project direction, quality assurance and control, and testing disciplines that are essential for mission-critical and industrial-strength solutions in large organizations with massive data stores and critical processing time frames. Based upon expertise in integrated output management, electronic printing, imaging, document management, on-demand printing, data storage, and data mining, INSCI provides services and solutions to global problems in the customer service and data storage areas. It is these project management skills, as well as its technical, product and architectural skills that allow INSCI to offer a unique set of solutions to organizations that are seeking more than purely a software product to satisfy their organizational requirements.

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

MARKETING AND SALES

        INSCI markets its COINSERV products through its own sales force in combination with strategic alliances and value added resellers. Marketing activities include trade journal advertising, distribution of sales and product literature describing the COINSERV products, their applications and benefits, attendance at trade shows and conferences, sponsoring or supporting seminars for customers and prospects, and on-going communications with the established base of customers via newsletters, new product announcements, direct mail and telemarketing. Public relations activities include speaking at trade group meetings, publishing of technical articles, publishing of user success stories, and distributing of press releases about the Company and its products.

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

        INSCI has developed several strategic business alliances through which the Company generates sales. During fiscal 1997, the Company announced new sales alliances with Xerox Corporation, Storage Technology Corporation, Moore Corporation, as well as others. In addition, Unisys Corporation, an existing reseller of the Company's products, announced a program to dedicate additional resources to selling and marketing INSCI's products. In March, 1998 Xerox Corporation selected the Company as one of seven participants in Xerox's Docuworld initiative, which provides a worldwide forum for selected companies to present information regarding their networked digital printing products in conjunction with Xerox Corporation.

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

        The Company believes that COLD and electronic printing are emerging technologies and that it is likely to enter into additional marketing alliances that will have the potential to generate further significant sales. In particular it believes that companies in the imaging, workflow, information retrieval, electronic commerce, Internet and printing areas are likely to require COLD technology in order to meet their own objectives. It intends to continue discussions with such companies with a view to closing further such alliances.

CUSTOMER SUPPORT AND SERVICE

        INSCI's in-house technical support personnel provide pre-sale support to assist in product selection and configuration, installation support assisting in technical integration of COINSERV with a customer's existing computer system, and post-sale telephone support (included in the customer's maintenance support agreement) assisting in the ongoing use of the COINSERV system. INSCI's post-sale support also includes software maintenance, software updates and technical support pursuant to renewable one-year contracts. VARs and distributors generally handle service and support for their customers. INSCI intends to expand this level of support both through traditional approaches and through non-traditional ones. In this regard the Company has set up a Web site and intends to use this as a medium for customer information and support.

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

VENDORS AND SUPPLIERS

        INSCI has reduced it sales of third party hardware in order to focus on sales of its own software and services products, which generate higher gross margins. Typically, the hardware that hosts INSCI's software products is either owned or purchased directly by INSCI's customers. Accordingly, sales of third party hardware are not material and INSCI has no material dependence on third party hardware suppliers in order to attain its revenues.


COMPETITION

        There are a number of suppliers offering COLD, CD-R, imaging, information retrieval and print-on-demand systems. In many cases, the company believes that it offers advantages over the competition. In the case of COLD systems, most systems in the market are departmentally-based and do not offer the performance at the enterprise level characterized by COINSERV. Nor, in most cases, do they offer the support for intelligent data streams offered by INSCI.

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

        The principle competitive factors in the document storage, indexing and retrieval business include performance, functionality regarding document data types, document archival and access speed, cost, strategic alliance relationships and open systems connectivity. The Company believes that product offerings compete favorably with products offered by its primary competitors.

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

EMPLOYEES

     The Company employed 73 persons as of March 31, 1998. The Company's future success depends, in part, on its ability to retain existing and to attract new management and technical employees. The Company has no collective bargaining agreements and considers its relationships with its employees to be good.


ITEM 2.   PROPERTIES

        Effective October 1, 1994, INSCI entered into a ten year lease for approximately 21,650 square feet of office space located in Westborough, Massachusetts. On November 1, 1995, the Company subleased for a five year term approximately 4,315 square feet of its Westborough office space. The Company also entered into a lease for 3,196 square feet of office space for its Courtland Imaging Division's office in Columbia, Maryland which expired in February 1998. Management considers its present office space adequate for the Company's foreseeable needs.

        In June 1995, the Company commenced an interim office sharing arrangement for a New York office facility on a month-to- month basis from Perth Ventures, Inc. at a monthly charge of $2,000. Dr. Prince, who is President, Chief Executive Officer and Chairman of the Board of Director's of the Company is 100% owner in and is President of Perth Ventures, Inc. In May 1997 the Company assumed the full rental cost of this New York office at an approximate cost of $3,300 per month based upon the Company's exclusive use of this space. The lease for this office expired in March, 1998 and has not been renewed. See "Certain Relationships and Related Transactions"


ITEM 3.   LEGAL PROCEEDINGS

        The Securities and Exchange Commission (the "Commission")issued an order, dated April 13, 1995, authorizing a private investigation of Information Management Technologies Corporation ("Imtech") INSCI's former majority shareholder) and INSCI, and its officers and directors during the period from March, 1993 and continuing until April 13, 1995. The order of investigation inquired into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission. On September 10, 1996 the Company was informed by the Commission that the staff inquiry relating to these matters had been terminated and that no enforcement action had been recommended at that time.

        On October 6,1997 the Securities and Exchange Commission declared effective the Form S-1 Registration Statement (File Number 333-22187) that the Company filed with the Commission for 16,769,991 shares of common stock, of which 4,000,000 are reserved for acquisitions, 2,860,565 for selling shareholders and the balance of 9,909,426 for potential issuance pursuant to rights granted to unit holders, convertible preferred stockholders, and warrants and options issued by the Company. The registration includes "piggyback" shares pursuant to rights that the Company has granted to the holders of certain warrants and shares of the Company's stock. The Company did not file its Registration Statement within the time specified within its registration rights agreements and as a result, could be subject to claims by security holders that they were unable to convert their securities into shares of registered Common Stock.

        A claim was asserted by Norcross Securities and its Successors (the "Warrant Holders"), who are holders of 187,500 Warrants, with respect to the delay in the registration of the underlying shares related to the Warrants. The Company has agreed to resolve the claim by issuing an aggregate of 70,000 shares of its common stock to Norcross Securities and its Successors in consideration of the Warrant Holders surrendering their warrants for cancellation by the Company. The Company has not finalized the settlement agreement.


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

        The Company's common stock has been traded on the NASDAQ Small Cap Market since April 14, 1994, the effective date of the Company's initial public offering. The table below shows the high and low bid prices as reported in NASDAQ's informational reports. These prices represent prices between dealers, do not include retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                FISCAL 1997              FISCAL 1998
                                         Common Stock Price
Quarter                      High         Low           High         Low
 First                      $6.75       $4.75         $3.44        $2.13
 Second                      7.50        4.75           2.69        2.13
 Third                       6.25        4.38           2.50        1.00
 Fourth                      5.00        3.13           1.81        1.00

                                           Warrant Price
Quarter                      High         Low           High         Low
 First                      $1.25       $0.81         $0.56        $0.25
 Second                      1.81        0.63           0.31        0.13
 Third                       1.38        0.56           0.13        0.06
 Fourth                      0.81        0.25            -            -

        On June 12, 1998, the closing bid and ask prices of the common stock were $1.00 and $1.00. The Company's warrants were deleted from the NASDAQ Small Cap Market on January 30, 1998 due to the lack of market makers registered to trade these warrants. As of May 27, 1998, the Company had 115 holders of record of its common stock.

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

RESULTS OF OPERATIONS, OVERVIEW

        During fiscal 1997 and 1998, the Company's operations were focused in four areas; (1) expansion of the functionality and performance of its existing Unix based products, (2) development of it core technology products to operate on the Windows NT platform, (3) expansion of indirect sales channels, and (4) expansion of its services infrastructure. The Company's management believes that the financial investments made in these four areas are vital to attaining sustainable long term competitive advantage. Investments in these areas in fiscal 1997 and 1998 contributed to the Company's operating loss for these periods.

COMPARISON OF RESULTS OF OPERATIONS, FISCAL YEARS ENDED MARCH 31, 1998 VERSUS MARCH 31, 1997

        The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to revenue:

                                               PERCENT OF REVENUES

                                            FISCAL YEAR ENDED MARCH 31,
                                            ---------------------------
                                                 1998          1997
                                            ----------     ---------
                                                %             %
Revenue                                           100           100
                                            ----------     ---------
Gross margin                                       53            59
                                            ----------     ---------
Expenses
    Sales and marketing                            41            32
    Product development                            20            19
    General and administrative                     19            17
    Non-recurring charges                           1             -
                                            ----------     ---------
       Total expenses                              81            68
                                            ----------     ---------
Loss from operations                              (28)           (9)
Interest income (expense) net                       2             1
                                            ==========     =========
Net loss                                          (26)           (8)
                                            ==========     =========

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

        The following table compares INSCI's revenue for fiscal 1998 versus fiscal 1997 (in thousands):

                                               Fiscal Year Ended March 31,
                                          -------------------------------------
                                            1998        1997        % Change
                                          --------    --------    -------------
Software                                  $ 4,451     $ 5,236        (15%)
Hardware                                      153         501         (69)
                                          -------     -------
  Total product revenue                     4,604       5,737         (20)
                                          -------     -------
Services                                    2,787       3,522         (21)
Maintenance                                 2,414       2,122          14
                                          -------     -------
  Total services revenue                    5,201       5,644          (8)
                                          =======     =======
Total revenue                             $ 9,805     $11,381        (14%)
                                          =======     =======


 The following table compares total revenues by quarter for fiscal 1997 and 1998:

                            TOTAL REVENUES BY QUARTER
                                     ($000)
             FISCAL 1997                           FISCAL 1998
------------------------------------      ----------------------------------
   Q1        Q2       Q3       Q4         Q1       Q2       Q3        Q4
    2,936    2,085    3,360    3,000      1,803    1,897     2,788    3,317

        Revenues for fiscal 1998 totaled $9,805,000 and decreased by 14% as compared to revenues of $11,381,000 for fiscal 1997. The decrease in fiscal 1998 revenues, both for product and services, was primarily the result of lower revenues in the first and second quarters of this year. Two factors impacted the Company's revenues during these quarters. One, the Company's sales and technical personnel spent an increased amount of their time in providing technical, sales and training support to the Company's indirect sales channels. This channel support time resulted in less time available for closing direct sales accounts, with a corresponding impact of lower revenues. Two, part of the Company's market has been transitioning to products that run on the Windows NT platform. The Company's newly developed NT product was not available for sale until the fourth quarter of fiscal 1998. Consequently, the Company lost revenue to competitors' NT products in the first and second quarters. The Company's revenues increased in the third and fourth quarter of fiscal 1998, with a fourth quarter historical high, and reflect increases from the Company's indirect sales channels, increased international revenues, and revenues from new NT products. Maintenance revenues increased by 14% in fiscal 1998 and reflect the growth in the Company's installed base of customers, most of which renew their maintenance contracts on an annual basis.

        The Company's management believes that its new NT products have high volume archival capabilities that provide favorable performance differentiation from competitors' NT products. This differentiation combined with the investment the Company has made in expanding its indirect sales channels, will potentially help the Company's future revenues to grow as a result of greater sales coverage and an NT product family that addresses the fastest growing segment of the Company's market.

        COST OF REVENUE. Total cost of revenue for fiscal 1998 was $4,621,000 or 47% of revenue, compared to $4,626,000 or 41% of revenue, for fiscal 1997. The increase in the cost of revenue percentage for fiscal 1998 is primarily the result of lower revenues available to absorb systems integration infrastructure costs and increases in software amortization.

        Cost of revenue for product sales was $1,991,000 or 43% of product revenue for fiscal 1998 compared to $1,634,000 or 28% of product revenue in fiscal 1997. Costs associated with product sales include the costs of hardware and software products purchased from third parties for resale, and amortization of capitalized software development and capitalized purchased software costs. Costs of product revenue varies depending upon the mix of software and hardware included in total systems revenue. The increase in the product cost of revenue percentage is primarily the result of increases in amortization of capitalized software, which totaled $1,215,000 for fiscal 1998 compared to $929,000 for fiscal 1997, reflecting amortization increases for the Company's Unix based products, which are maturing, combined with the initial amortization of the Company's new NT based products, which have been under development during the last two years. To the degree that the Company's product revenues grow in future periods, cost of revenue as a percentage of product revenue is expected to decrease as increased revenues are available to absorb amortization costs.

        Costs associated with service revenues principally reflect the costs of systems integration, consulting, and customer support personnel, and the cost of third-party services and hardware maintenance subcontracts. Cost of services revenues was $2,630,000 or 51% of services revenues for fiscal 1998 compared to $2,992,000 or 53% for fiscal 1997, respectively. The decline in the service cost of revenue percent for fiscal 1998 reflects increased productivity for the departments that provide maintenance and systems integration services.

        SALES AND MARKETING. Sales and marketing expenses were $3,935,000 or 41% of revenues for fiscal 1998 compared to $3,693,000, or 32% of revenue, for fiscal 1997. Expense increases for fiscal 1998 resulted from increased support of the Company's indirect sales channels, activities associated with the introduction of the Company's new NT, Web, workflow and imaging products combined with expenses to support international sales activities. The Company expects that future expenditures for sales and marketing expenses as a percentage of revenues will decrease based upon potential increases in the growth rate of the Company's revenues.

        PRODUCT DEVELOPMENT. The Company's product development program has been directed toward creating a suite of complementary products to meet customer and marketplace requirements for a more complete electronic document management solution. This development program includes enhancement of existing Unix based products combined with development of new NT based products. During fiscal 1998, the Company announced the addition of six new products to its offerings; WebCOINS, an Internet product; COINSflow, a workflow product; Advanced COINSCAN, an imaging product; Advanced COINSERV, a document archive and retrieval product; COINS Demander, a database interface; and Setup Expert, an application set up interface. The Company also released a major new product in October, 1997, COINSERV for Windows NT, an electronic document repository with Internet access and integrated imaging and workflow. This software product can archive and retrieve high volumes of documents operating on the NT platform.

        The additions to INSCI's product offerings, along with enhancements to existing products, have been funded by the Company's gross expenditures for software products. Gross product development expenses for fiscal 1998 were $3,574,000, before capitalization of software expenses of $1,616,000, for net product development expenses of $1,958,000. Gross product development expenses for fiscal 1997 were $3,167,000, before capitalization of software expenses of $997,000, for net product development expenses of $2,170,000. The increase in gross expenditures for fiscal 1998 primarily reflects increased development in the Company's NT based products, where market analysts forecast future growth rates to be high. The Company continued its programs to reduce product development expense rates by having selected development performed under a fixed price contract basis by a programming company in Sri Lanka. The Company plans to continue its expenditures for product development in fiscal 1999 at approximately the same levels as fiscal 1998, in order to add additional products and enhance existing products.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,861,000 or 19% of revenue for fiscal 1998 and decreased by $82,000 as compared to $1,943,000, or 17% of revenue, for fiscal 1997. This decrease reflects a cost savings program that the Company has put into effect during the current fiscal year. A significant portion of the cost savings reflects decreases in professional fees combined with increased utilization of the Company's internal staff for functions that were performed by outside services last year.

        NON-RECURRING CHARGES. During fiscal 1998, the Company established a plan and provided charges in the amount of $139,000 to discontinue activities of it Philippines operations, which provided sales and technical support intended to expand Far East revenues. This action was taken as the result of lower revenue opportunities in the region as the result of the Asian economic crisis. The Company intends to provide continued support of Far East revenue opportunities though through increased utilization of its regional indirect sales channels.

        INTEREST INCOME/EXPENSE. Interest income in fiscal 1998 was $169,000, partially offset by $3,000 in interest expense for net interest income of $166,000. Interest income in fiscal 1997 was $127,000 partially offset by $12,000 in interest expense for net interest income of $115,000. The increase in interest income in fiscal 1998 reflects the full year impact of interest earned on funds received from two regulation D security offerings completed by the Company in September and November, 1996

        NET LOSS. Net loss for fiscal 1998 was $2,543,000 compared to a net loss of $936,000 for fiscal 1997. The increase in net loss is primarily the result of lower revenues in the first and second quarters of fiscal 1998.

        YEAR 2000 COMPUTER SOFTWARE CONVERSION. Many computer systems will experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both internal readiness of its computer systems and the compliance of its computer software sold to customers for its ability to process the year 2000. The Company expects to successfully implement the systems and programming changes necessary to address the 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes. The Company's inability to implement such changes could have an adverse effect on future results of operations.

        FORWARD LOOKING COMMENTS
        During fiscal 1998, as previously discussed, the Company's revenues were impacted by reduced demand for its Unix based software products during the first and second fiscal quarters. To offset this reduced demand and participate in the rapidly growing Windows NT based market, the Company introduced a Windows NT based product in October, 1997. In addition, during fiscal 1998, a significant portion of the Company's sales and technical resources were directed toward increased support of the Company's indirect sales channels, at the cost of reducing the Company's direct sales activities. The Company believes that opportunities to increase future revenues are best served by supporting these sales channels due to the existing customer relationships that these channels have and the relatively large number of sales personnel that the channels can direct to selling the Company's products, as compared to much lower sales coverage of the Company's internal direct sales force. The Company is not able to predict when and to what degree revenue increases from its NT based products or increased use of sales channels may occur.

        LIQUIDITY AND CAPITAL RESOURCES
        As of March 31, 1998 the Company had $2,596,000 of cash and cash equivalents and working capital of $2,116,000 in comparison to $5,068,000 of cash and cash equivalents and working capital of $4,724,000 as of March 31, 1997. The present cash reserves of the Company are believed to be sufficient to meet the foreseeable needs of the Company. Accounts receivable were $2,904,000 with weighted days outstanding of 34 as of March 31, 1998 compared to receivables of $2,491,000 with weighted days outstanding of 38, as of March 31, 1997. The Company targets average collections at 45 days. Amounts below this number represent favorable receivable mix and collection performance.

The Company's cash flows are summarized below for the periods indicated (in thousands):

                                                    FISCAL YEAR ENDED MARCH 31,
                                                            1998      1997
                                                            ----      ----
Cash provided by (used in)
   Operating activities                                 $   (590)    $  422
   Investing activities                                   (1,984)    (1,505)
   Financing activities                                      102      5,715
                                                        --------     ------
      Increase(decrease) in cash and cash equivalents   $ (2,472)    $4,632
                                                        ========     ======
Cash and cash equivalents at end of period              $  2,596     $5,068

        The Company used cash of $590,000 in operating activities for fiscal 1998, primarily as the result of its operating loss, partially offset by non-cash charges for depreciation and software amortization. Net cash used in investing activities was $1,984,000, primarily from additions from purchased and capitalized software, which increased as a result of the Company's expanded product development program. Cash generated from financing activities was $102,000, and reflects proceeds from the issuance of common stock.

        On March 28, 1997 the Company completed a credit facility with Silicon Valley Bank ("SVB") for a working capital line of $1,500,000 and an equipment financing line of $250,000. This credit facility expired on March 28, 1998. The Company had no borrowings against the credit facility with SVB during fiscal 1998.

        In June, 1998 the Company received a proposal from SVB for a new $1,500,000 working capital credit facility for a term of one year. The terms of this proposal provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $2 million and a quick ratio of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. The Company expects to contractually complete this proposed line of credit in July, 1998.

        As of March 31, 1998, the Company had securities outstanding which, if all securities become vested and are in the money, provide potential sources of future financing as outlined below:

                                                  Potential
Securities                    Shares               Proceeds
-------------------------     ------             -----------

Warrants, IPO related         851,772            $ 6,399,066
10% Convertible Preferred
  Stock, placement agent      112,000                560,000

Warrants, 8% Convertible
 Preferred Stock            1,466,667              7,400,002
Stock options               4,470,386              9,037,044
                            ---------            -----------
  Total                     6,900,825            $23,396,112
                            =========            ===========

        As of March 31, 1998, there are no securities that are vested and in the money. There can be no assurance that the Company will obtain any future proceeds from the exercise of the above securities.

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

        In all three Private Placement Offerings, the Company agreed to use its best efforts to register the underlying shares of Common Stock on a cost-free basis to the Holders of Convertible Preferred Stock. While the Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC") that was declared effective on October 6, 1997, for all of the underlying shares with respect to all three (3) Private Placements Offerings, Holders may assert a claim against the Company for the delay in filing the Registration Statement, based upon the Company's agreement to file the Registration Statement within specific prescribed periods of time from the closing date of each placement. (See Notes I and K to the Financial Statements)

        The Convertible Preferred Stock in two (2) of the Placements is based upon a discount to the trading market price at the time of conversion and the Company believes it has sufficient authorized shares of Common Stock to be issued to Holders of Preferred Stock that convert their Preferred Shares into shares of Common Stock. (See Note I to the Financial Statements).

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

ITEM 7. FINANCIAL STATEMENTS

        The information required by this Item is incorporated by reference to the Table of Contents to Financial Statements and appears on page F-1 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None



                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1998 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.


ITEM 10. EXECUTIVE COMPENSATION

        The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1998 under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Directors' Compensation" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1998 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1998 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits: Incorporated by reference to the Index of Exhibits appearing at the end of this Report on Form 10-KSB. Also incorporated by reference all exhibits filed on the Company's Registration Statement on Form S-1.

        Reports: There were no Form 8-K's filed in the fourth quarter of the fiscal year ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INSCI CORP.


                                   By: /s/ Dr. E. Ted Prince
                                       ----------------------
                                           Dr.  E. Ted Prince, President
                                           & Chief Executive Officer

Dated: June 29, 1998

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


              SIGNATURE                  TITLE                       DATE
              ---------                  -----                       ----
/S/ Dr. E. TED PRINCE           President & Chief Executive       June 29, 1998
-------------------------       Officer, and Director
Dr. E. Ted Prince

/S/ ANDRE DANIEL-DREYFUS        Director                          June 29, 1998
-------------------------
Andre Daniel-Dreyfus

                                Director                          June 29, 1998
-------------------------
Leonard Gartner (1)

                                Director                          June 29, 1998
-------------------------
Richard Gerstner (1)

                                Director                          June 29, 1998
-------------------------
Mitchell Klein (1)

/S/ FRANCIS X. MURPHY           Director                          June 29, 1998
-------------------------
Francis X. Murphy

/S/ JOHN L. GILLIS              Executive Vice President          June 29, 1998
-------------------------       & Chief Operating Officer
John L. Gillis

/S/ ROGER C. KUHN               Vice President-Finance &          June 29, 1998
-------------------------       Administration Chief
Roger C. Kuhn                   Financial and Accounting Officer



(1) Resigned from Board on June 18, 1998

                                   INSCI Corp
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS



Dr. E. Ted Prince
     Chairman of the Board
     President & Chief Executive Officer

Andre Daniel-Dreyfus 1,2
Leonard Gartner 1,2,3                                     Richard Gerstner 2,3
Mitchell Klein 1,3                                        Francis X. Murphy

Thomas Farkas 4                                           Robert F. Little 4


1 Member of the Audit Committee
2 Member of the Compensation Committee
3 Resigned from the Board on June 18, 1998
4 Joined INSCI Board on June 18, 1998

                               EXECUTIVE OFFICERS

Dr. E. Ted Prince
    Chairman of the Board
    President & Chief Executive Officer


John L. Gillis                            Roger C. Kuhn
    Executive Vice President                 Vice President, Finance &
    & Chief Operating Officer                Administration & Chief Financial
                                             & Accounting Officer

AUDITORS:                                 TRANSFER AGENT:
    Pannell Kerr Forster PC                  First Union National Bank
    420 Lexington Avenue                     1525 West W. T. Harris Blvd. - 3C3
    New York, NY 10170                       Charlotte, NC  28288

INDEX OF EXHIBITS


The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below (footnote explanations are at end of Index):

Sequential
Page Number
------------

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
----------      -----------------------
    3.1         Certificate of Incorporation of the Company.
    3.2         Bylaws of the Company.
    3.3         Amendment to Certificate of Incorporation of the Company
                Creating Preferred Stock.
    3.4         Certificate of Amendment to the Certificate of Incorporation.
    10.1        1992 Stock Option Plan.
    10.2        1992 Directors Option Plan.
    10.3        1992 Advisory Committee Plan.
    10.4        Accounts Financing Agreement between the Registrant and Congress
                Financial Corporation, and related documents.
    10.5        Form of 1991 Option.
    10.6        Form of 1992 Warrants.
    10.7        Form of 1992 Convertible Subordinated Note.
    10.8        Form of 1992 Contingent Warrants.
    10.9        Form of 1993 Warrant -- Version A.
    10.10       Form of 1993 Release Agreement.
    10.11       Form of Management Agreement between the Registrant and Imtech.
    10.12       Form of Tax Sharing Agreement between the Registrant and Imtech.
    10.13       Form of Indemnification Agreement with the Registrant's
                Directors.
    10.14       Marketing Associate Solution Alliance Agreement between UNISYS
                Corporation and Registrant.
    10.16       Data General Value Added Reseller Discount Purchase Agreement.
    10.17       Data General Optical Systems and Software Agreement.
    10.18       Distribution Agreement between Fiserv CIR, Inc. and Registrant.
    10.19       Lease Agreement relating to the Company's White Plains, New York headquarters.
    10.20       Forms of Customer License Agreements used by the Company.
    10.21       Forms of Employee Confidentiality Agreements used by the
                Company.
    10.22       Nondisclosure and Noncompetition Agreement between the
                Registrant, Imtech and Mason Grigsby.
    10.23       Form of 1993 Warrant - Version B.
    10.24       Employment Agreement between the Company and John L. Gillis.
    10.25       Employment Agreement between the Company and Kris Canekeratne.
    10.26       Form of 1993 Exchange Agreement and Investor Suitability
                Representations.
    10.27       Form of 1993 Conversion Agreement.
    10.28       Waivers by Congress Financial Corporation.
    10.29       Form of Investor's Warrant Agreement.
    10.30       Form of Representative's Warrant Agreement.
    10.31       License Agreement between Bull HN Information Systems, Inc. and
                Registrant.
    10.33       Loan Agreement between BNY Financial Corporation and Registrant.
    10.34       Preferred Stock Subscription Agreement between the Company and
                Imtech relating to Preferred Stock.
    10.35       Business Partner Agreement between International Business
                Machines Corporation and Registrant.
    10.36       Waiver by BNY Financial Corporation.
    10.37       Stock Escrow Agreement between Registrant, Imtech and First
                Union National Bank of North Carolina (as Escrow Agent)
    10.39       Promissory Note to the Company from John L. Gillis and Sandra
                Gillis.
    10.40       Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
    10.41       Amendment to Loan Agreement between BNY Financial Corporation and Registrant.
    10.42       Lease agreement relating to the Company's Westborough, MA
                headquarters.
    10.43       Employment agreement with Jack Steinkrauss.
    10.44       First amendment to employment agreement with John Gillis.
    10.45       First amendment to employment agreement with Kris Canekeratne.
    10.46       Agreement for system purchase by The Northern Trust Company.
    10.47       Preferred stock conversion agreement.
    10.48       Technology and Reseller Agreement with Elixir Technologies, Inc.
    10.49       Private Placement Term Sheet and Exhibits for offering of 90-Day
                10% Subordinated Notes. Repayable in Cash or in Shares of the
                Company's Proposed 10% Convertible Preferred Stock.
    10.50       First Amendment to Private Placement Term Sheet and Exhibits.
    10.51       Employment agreement with Edward J. Prince.
    10.52       Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
    10.53       Employment Contract with George Trigilio, Jr.
    10.54       Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
    10.55       Warrant Exchange Agreement with Norcross & Company
    10.56       Asset Purchase Agreement between the Company and Courtland
                Group, Inc.
    10.57*      10% Convertible Preferred Stock Private Placement Term Sheet and
                Exhibits
    10.58*      Unit Private Placement Term Sheet and Exhibits
    10.59       Credit Line Agreement between the Company and Silicon Valley
                Bank
    16.1        Letter regarding change in certifying accountants




    */          Intended to be filed as an amendment pursuant to Regulation S-T
                Rule 202

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS



Financial Statements                                                    Page

Independent Auditor's Report                                            F-2

Balance Sheet as of March 31, 1998                                      F-3

Statements of Operations for the Years Ended
    March 31, 1998 and 1997                                             F-4

Statements of Stockholders' Equity for the Years
    Ended March 31, 1998 and 1997                                       F-5

Statements of Cash Flows for the Years Ended
    March 31, 1998 and 1997                                             F-6

Notes to Financial Statements                                           F-8

                          Independent Auditor's Report

To the Stockholders and
Board of Directors of
INSCI Corp


        We have audited the accompanying balance sheet of INSCI Corp as of March 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INSCI Corp as of March 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

                                     /s/ Pannell Kerr Forster PC

New York, New York
June 19, 1998

                                                       INSCI Corp
                                                      BALANCE SHEET
                                                     March 31, 1998
                                          (in thousands, except share amounts)
ASSETS
Current assets:
     Cash and cash equivalents (Notes B-3 and B-9)                                                               $  2,596
     Accounts receivable, net of allowance for doubtful accounts of $100 (Note B-9)                                 2,904
     Inventory (Note B-4)                                                                                               1
     Prepaid expenses and other current assets                                                                        153
                                                                                                                 --------
       Total current assets                                                                                         5,654
Property and equipment, net (Notes B-6 and D)                                                                         639
Capitalized software development costs,
  net of accumulated amortization of $590 (Note B-5)                                                                  711
Purchased software, net of accumulated amortization of $1,008 (Note B-5)                                            1,452
Other                                                                                                                 142
                                                                                                                 --------
Total assets                                                                                                     $  8,598
                                                                                                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                                 881
     Accrued compensation                                                                                             496
     Accrued vacation                                                                                                 281
     Accrued commissions                                                                                              313
     Accrued and other liabilities                                                                                    653
     Deferred maintenance revenue (Note B-2)                                                                          914
                                                                                                                 --------
       Total current liabilities                                                                                    3,538
                                                                                                                 --------

Commitments and contingencies (Notes E,F,G,I,J and K)

Stockholders' equity (Notes B-12,I, J,K and L)
     Convertible preferred stock, $.01 par value, authorized 10,000,000 shares, issued:
       10% Convertible redeemable preferred stock, 551,937 shares issued and
         outstanding, liquidation preference of $552                                                                    6
       10% Convertible preferred stock, 1,050,000 shares issued and outstanding, liquidation
          preference $1,050                                                                                            10
       8% Convertible redeemable preferred stock, 1,588,835 shares issued and outstanding,
         no liquidation preference                                                                                     16
     Common stock, $.01 par value: authorized 40,000,000 shares: issued and outstanding
       5,205,130 shares                                                                                                52
     Additional paid-in capital                                                                                    26,145
     Accumulated deficit                                                                                          (21,169)
                                                                                                                 --------
       Total stockholders' equity                                                                                   5,060
                                                                                                                 --------
Total liabilities and stockholders' equity                                                                       $  8,598
                                                                                                                 ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI Corp
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                       Years ended March 31,
                                                      ------------------------
                                                        1998            1997
                                                      --------        --------
Revenue (Notes B-2 and M)
    Product                                           $  4,604        $  5,737
    Services                                             5,201           5,644
                                                      --------        --------
       Total revenue                                     9,805          11,381
                                                      --------        --------
Cost of revenue (Note B-5)
    Product                                              1,991           1,634
    Services                                             2,630           2,992
                                                      --------        --------
       Total cost of revenue                             4,621           4,626
                                                      --------        --------

Gross margin                                             5,184           6,755
                                                      --------        --------

Expenses
    Sales and marketing                                  3,935           3,693
    Product development                                  1,958           2,170
    General and administrative                           1,861           1,943
    Non-recurring charges (Note C)                         139               -
                                                      --------        --------
       Total expenses                                    7,893           7,806
                                                      --------        --------

Loss from operations                                    (2,709)         (1,051)
                                                      --------        --------

Interest income (expense)
    Interest income                                        169             127
    Interest expense                                        (3)            (12)
                                                      --------        --------
       Interest income (expense) net                       166             115
                                                      --------        --------
Net loss                                                (2,543)           (936)
Preferred stock dividend (Notes B-12 and I)               (847)         (1,543)
                                                      --------        --------

Net loss applicable to common shares                  $ (3,390)       $ (2,479)
                                                      ========        ========
Net loss per common share - basic (Note B-8)          $  (0.73)       $  (0.62)
                                                      ========        ========

Weighted average common
    shares outstanding (Note B-8)                        4,615           4,022
                                                      ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                           INSCI Corp
                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                               Years ended March 31, 1998 and 1997
                                               (in thousands, except share amounts)


                                                   COMMON STOCK           PREFERRED STOCK        ADDITIONAL
                                             ----------------------  ------------------------     PAID-IN     ACCUMULATED
                                             NO. OF SHARES   AMOUNT  NO. OF SHARES      AMOUNT    CAPITAL      (DEFICIT)    TOTAL
                                             -------------   ------  -------------      ------    -------     -----------   ------
 Balance, March 31, 1996                       3,864,011      $ 38      1,160,950        $ 12    $ 17,769      $ (15,300)  $ 2,519

 10% Convertible preferred stock issued                -         -      1,350,000          14       1,245              -     1,259
 Common stock issued as underwriting fees
   related to 10% Convertible Preferred stock     30,000         -              -           -           -              -         -
 8% Convertible redeemable preferred stock
     issued                                            -         -      1,333,334          13       4,206              -     4,219
 10% preferred stock conversion to common
     stock                                        84,337         1       (206,668)         (2)          2              -         1
 Common stock issued as dividend
     on 10% preferred stocks                      70,093         1              -           -       1,314         (1,314)        1
 Common stock accrued as dividend
     on 10% preferred stock                            -         -              -           -          33            (33)        -
 Preferred stock issued as dividend on 8%
     convertible redeemable preferred stock            -         -         53,557           -         196           (196)        -
 Common stock issued for purchase of assets       27,500         -              -           -         110              -       110
 Exercise of stock warrants                       37,188         1              -           -         110              -       111
 Exercise of stock options                       110,981         1              -           -         167              -       168
 Net loss                                              -         -              -           -           -           (936)     (936)

                                               -----------------------------------------------------------------------------------
 Balance, March 31, 1997                       4,224,110        42      3,691,173          37      25,152        (17,779)    7,452

 10% Preferred stock conversion to
     common stock                                590,325         6       (702,345)         (7)          1                        -
 8% Preferred stock conversion to
     common stock                                 53,520         1        (49,999)         (1)                                   -
 Common stock issued as dividend
   on 10% preferred stocks                       157,254         2                                    394           (396)        -
 Common stock accrued as dividend
   on 10% preferred stock                                                                              26            (26)        -
 Preferred stock issued as dividend on 8%
     convertible redeemable preferred stock                               251,943           3         422           (425)        -
 Issuance of shares                              149,588         1                                    112                      113
 Exercise of stock options                        30,333         -                                     38                       38
 Net loss                                              -         -              -           -           -         (2,543)   (2,543)

                                               -----------------------------------------------------------------------------------
 Balance, March 31, 1998                       5,205,130      $ 52      3,190,772        $ 32    $ 26,145      $ (21,169)  $ 5,060
                                               ===================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI Corp
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Years ended March 31,
                                                            1998         1997
                                                          ---------     -------
Cash flows from operating activities:
  Net loss                                                $ (2,543)    $  (936)
  Reconciliation of net loss to net cash provided by
  (used in) operating activities:
      Depreciation and amortization                            405         511
      Amortization of software costs                         1,215         929
      Non-recurring charges                                    139
      Changes in assets and liabilities:
        Accounts receivable                                   (413)       (389)
        Inventory                                               46         (35)
        Prepaid expenses and other current assets                4         (17)
        Accounts payable                                        53         167
        Accrued and other liabilities                          348         (71)
        Deferred maintenance revenue                            77         263
        Other assets                                            79           -
                                                          --------     -------
Net cash provided by (used in) operating activities           (590)        422
                                                          --------     -------

Cash flows from investing activities:
      Additions to capitalized software development costs     (567)       (615)
      Additions to purchased software costs                 (1,049)       (382)
      Capital expenditures                                    (368)       (385)
      Other assets                                               -        (123)
                                                          --------     -------
Net cash (used in) investing activities                     (1,984)     (1,505)
                                                          --------     -------

Cash flows from financing activities:
      Proceeds from issuance of common stock                   150         279
      Proceeds from sale of preferred stock                      -       6,350
      Payment of stock issuance costs                            -        (870)
      Payment of note payable                                  (48)        (44)
                                                          --------     -------
Net cash provided by financing activities                      102       5,715
                                                          --------     -------

Net change in cash and cash equivalents                     (2,472)      4,632
Cash and cash equivalents at beginning of year               5,068         436
                                                          --------     -------
Cash and cash equivalents at end of year                  $  2,596     $ 5,068
                                                          ========     =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI CORP
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


Supplemental disclosure of non cash financing and investing activities:

During fiscal years 1998 and 1997, preferred stock dividends were accrued in the amount of $26,000 and $33,000 respectively

During fiscal years 1998 and 1997, the Company issued 801,099 and 154,430 shares respectively, of its common stock in payment of dividends due and conversions of its preferred stocks (Notes I and J)

Dividends were accreted on beneficial conversion features of preferred stock and amounted to $235,000, and $1,132,000 in fiscal 1998 and 1997 respectively (Notes B-12 and I)

During fiscal years 1998 and 1997, the Company issued 251,943 and 53,557 shares of its 8% Convertible Redeemable Preferred Stock in payment of the dividends due on this stock. (Notes I and J)

During fiscal year 1997, the Company acquired certain assets in exchange for 27,500 shares of its common stock

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE A - BUSINESS

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

        In March, 1997, the Company formed subsidiaries in both the United Kingdom and the Philippines concurrent with the acquisitions of certain assets and businesses. The purchase consideration for these acquisitions approximated $170,000. The operating results of these subsidiaries were not significant to overall operations of the Company in fiscal 1998.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

        1. Basis of presentation

        The accompanying financial statements include the accounts of the Company and its United Kingdom and Philippine subsidiaries. All intercompany transactions and balances have been eliminated in the preparation of the financial statements.

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        2. Revenue Recognition

        The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1 ("SOP 91-1"), Software Revenue Recognition. Product revenues from the sale of software licenses are recognized upon shipment if collection is probable and remaining vendor obligations are insignificant. The Company's software license agreement does not (i) entitle the buyer to any right of return or exchange, or
(ii) grant the customer any right to product upgrades or enhancements.

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

        Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition" was issued in October 1997 and superseded SOP 91-1. SOP 97-2 has not changed the basic rules of revenue recognition but does provide more guidance particularly with respect to multiple deliverables and "when and if available" products. Statement of Position 98-4 was issued in March 1998 which delays for one year the implementation of certain provisions of SOP 97-2. SOP 97-2 is effective for transactions entered into for the annual periods beginning after December 15, 1997. The Company will adopt SOP 97-2 in fiscal 1999 and has not yet determined its impact.

        3. Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less. They are carried at cost which approximates market value.

        4. Inventory

        Inventory, consisting primarily of computer hardware and software products purchased from third parties, is stated at the lower of cost or market. Cost is determined by the specific identification method.

        5. Intangible Assets

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

        Realization of capitalized software development costs is subject to the Company's ability to market its software products in the future and generate cash flows sufficient to support future operations. Capitalized software development costs totaled $567,000 and $615,000 during the years ended March 31, 1998 and 1997, respectively. Amortization of capitalized software development costs totaled $517,000 and $587,000 during the years ended March 31, 1998 and 1997, respectively, and is included in cost of revenue in the accompanying statement of operations.

        b. Purchased Software

        The Company capitalizes as purchased software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with the Company (see Note E-5). The cost of the software is amortized on the same basis as capitalized software costs. The amortization period is re-evaluated quarterly with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Purchased software costs totaled $1,049,000 and $382,000 during the years ended March 31, 1998 and 1997, respectively. Amortization of purchased software costs totaled $698,000 and $342,000 during the years ended March 31, 1998 and 1997, respectively, and is included in cost of revenue in the accompanying statement of operations.

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


        7. Translation into U.S. dollars

        The assets and liabilities of the Company's subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for non-monetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month. The cumulative foreign currency translation adjustment at March 31, 1998 and March 31, 1997 were not material.

        8. Loss Per Share

        In 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For fiscal years 1998 and 1997, diluted loss per share is the same as basic loss per share since the inclusion of stock options, warrants and convertible securities would be antidilutive, and therefore has not been presented.

        The computation of net loss per common share has been calculated on the basis of the weighted average number of common shares outstanding during the year.

        9. Concentrations of Credit Risk

        Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances in one financial institution. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1998, the uninsured amounts held at these financial institutions were approximately $2,490,000. The Company has not experienced any losses on these investments to date.

        The Company has not experienced significant losses relating to receivables. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers.

        10. Impairment of Long-Lived Assets

        In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. No such write-downs were required in fiscal 1998 and 1997.

        11. Fair Value of Financial Instruments

        Financial assets for which carrying values approximate fair value include cash, and trade and other receivables. Financial liabilities for which carrying values approximate fair value include trade and other payables and accrued expenses and other liabilities.

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

        12. Convertible Preferred Stock

        The beneficial conversion feature of convertible preferred stock (see
Note I) is accounted for as a dividend to preferred shareholders and amortized over the period from the date of issue through the date the security is first convertible. This policy conforms to the accounting for these transactions announced by the SEC Staff in March, 1997.

        13. Accounting for Stock Options and Warrants

        All stock options and warrants that have been granted by the Company have been at or above fair market value of the Company's Common Stock at the time of grant. As a result, no compensation expense or other accounting relating to the Company's stock options and warrants has been required to be recorded within the financial statements of the Company.

        The foregoing accounting is in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation, " (SFAS
123). The Company has included in Note L the impact of the fair value of employee stock-based compensation plans on net loss and net loss per share on a pro forma basis for awards granted pursuant to SFAS 123.

NOTE C - NON-RECURRING CHARGES

        During fiscal 1998, the Company's Board of Directors approved closing its Philippine subsidiary. As a result, the accompanying Statement of Operations for the year ended March 31, 1998 reflects a write-off of approximately $69,000 representing the subsidiary's net assets at March 31, 1998 and an accrual for estimated closing costs of $70,000. Included in the Company's Statement of Operations is $139,000 in revenue and $246,000 in loss from operations relating to the Philippine subsidiary.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1998 consist of the following (in thousands):


Furniture and fixtures                                               $    271
Leasehold improvements                                                    105
Equipment                                                               2,012
                                                                     --------
                                                                        2,388
Less accumulated depreciation and amortization                         (1,749)
                                                                     --------
                                                                     $    639
                                                                     ========

    Depreciation and amortization expense was $405,000 and $511,000 for fiscal years 1998 and 1997, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

        (1) In April, 1994, the Company loaned John L. Gillis, presently the Company's Executive Vice President and Chief Operating Officer, and his wife, the amount of $150,000 to purchase a residence in Westborough, Massachusetts. During fiscal 1996 the Company established an allowance for loan loss as the underlying collateral had minimal value. However, Mr. Gillis has been repaying this loan through a surrender of a combination of stock options, salary and bonuses. During fiscal 1998 and 1997, the loan was reduced by $16,119 and $55,860 respectively. Interest on the loan was $7,434 and $9,522 during fiscal 1998 and 1997 respectively. The outstanding loan balance as of March 31, 1998 is $71,640 and is offset by an allowance for loan losses of the same amount.

        (2) In June 1995, the Company commenced an interim office sharing arrangement on a month-to-month basis with Perth Ventures at a monthly charge of $2,000 per month. Dr. E. Ted Prince, who is President, Chief Executive Officer and Chairman of the Board of Directors of the Company, is 100% owner in and is President of Perth Ventures. In May, 1997 the Company increased its payment to Perth Ventures for this office to $3,300 per month based upon dedicated utilization of the space for Company business. The Company terminated its use of this office and reimbursement to Perth Ventures in March, 1998, upon expiration of Perth's lease for this space. Dr. Prince is also an investor in one $25,000 unit of the Company's 10% convertible preferred stock.

        (3) The Company engaged Emerging Technology Ventures, Inc. ("ETVI") to manage its acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), who is President of ETVI, became a director of the Company in September, 1995. ETVI is paid a monthly retainer of $6,000. In addition, during fiscal 1998, ETVI was paid an additional $26,000 in connection with consulting services performed for the Company on behalf of the Company's Executive Committee. In October, 1995, ETVI was granted an incentive stock option to acquire 400,000 shares of the Company's Common Stock at an exercise price of $2.31 per share. These options are only exercisable to the extent that transactions are completed in accordance with the terms of the agreement. For completed transactions ETVI will receive a commission, which is offset against cumulative retainer fees paid and a portion of the stock options granted will vest concurrent with the date of the completed transaction. The arrangement with ETVI also provides that a portion of the stock options granted will vest upon arranging strategic sales alliances for the Company and that ETVI will receive 2% of the revenues generated from these alliances. During fiscal 1998, ETVI had 50,000 options vest as the result of strategic alliances established. The fair value of the 50,000 options vested were estimated to be approximately $20,000. Amounts earned related to the 2% of revenues from strategic alliances in fiscal 1998 were $2,967. As the result of the Company acquiring certain assets and business in fiscal 1997, ETVI received a success fee of $25,000 which was offset against the retainer and had an additional 14,262 options vested. At March 31, 1998, the remaining unvested options were 267,201. Subsequent to March 31, 1998, as the result of establishing additional strategic alliances, 75,000 options were vested.

        (4) The Company engages Gartner and Associates as financial consultants to advise the Company. Mr. Leonard Gartner ("Mr. Gartner"), principal of Gartner and Associates, is a former director of the Company. Gartner and Associates is paid a monthly retainer of $6,000 plus expenses. In addition, during fiscal 1998 and 1997, Gartner and Associates was paid approximately $22,000 and $61,000 respectively in fees related to additional assignments for the preparation of the Company's annual report and Form S-1 Registration Statement.

        (5) The Company has entered into an agreement with Technology Providers Ltd. ("TPL") of Sri Lanka under which TPL will provide computer programming services for certain software products under development and for selected customer application projects. Payments to TPL totaled $1,078,000 in fiscal 1998, and $652,000 in fiscal 1997. TPL is owned by family members of Mr. Krishan
A. Canekeratne who is the Company's Senior Vice President of Development. Mr. Canekeratne has no direct ownership interest in TPL. In the opinion of management, the fees paid under this agreement are at fair market value rates. The Company has issued approximately $487,000 in purchase orders for services to be performed by TPL in fiscal 1999.

        (6) During fiscal 1998, Richard Gerstner (Mr. Gerstner) a former director of the Company was granted stock options to acquire 100,000 shares of the Company's common stock at an exercise price equal to the current market price as of the date granted. Subsequently, these options were re-priced to an exercise price of $2.25 per share with the provision that these options can only be exercised in the event that the Company's ten day trading price exceeds $3.38 per share. These options are only exercisable based upon the completion of a distributor agreement. None of these options have vested as of March 31, 1998. In addition, Mr. Gerstner was paid fees in the amount of $11,500 for consulting work performed for the Company during fiscal 1998.

        (7) In June, 1997, Andre Daniel-Dreyfus and Mitchell Klein joined the Company's Board of Directors and each was granted 100,000 stock options vesting over three years at $3.38 per share and $3.25 per share, respectively, the fair market value at time of grant. In November, 1997 the options for these directors were re-priced to $2.25 per share, the fair market value in November, 1997, with the provision that these options can only be exercised in the event that the Company's ten day trading price exceeds $3.38 per share.

        (8) In October, 1997, the Company's outside directors, Messrs. Daniel-Dreyfus, Gartner, Gerstner, Klein and Murphy were each granted 20,000 stock options vesting over three years at $2.25 per share, the fair market value at the time of grant, for their activities as members of the Company's executive, compensation and audit committees. In addition, during fiscal 1997, Mr. Gartner received a grant of 40,000 options at $4.06 per share in connection with his assistance in the audit and compensation committees.

        (9) During fiscal 1998, Mitchell Capital, Inc., whose principal shareholder is Mitchell Klein and a former director of the Company, was paid consulting fees in the amount of $22,000 for work performed for the Company.

        (10) During fiscal 1998 and 1997, Terry Prince, the wife of the Company's Chief Executive Officer, E. Ted Prince, was paid $5,200 and $7,640 respectively, for services performed on behalf of the Company.

NOTE F - LEASE COMMITMENTS

        The Company's lease for its Massachusetts headquarters expires in September, 2004. As of March 31, 1998, future minimum rental payments under these operating leases are as follows (in thousands):

     Year ending:

          March 31, 1999..................................$   263
          March 31, 2000..................................    283
          March 31, 2001..................................    307
          March 31, 2002..................................    317
          March 31, 2003..................................    326
          Thereafter......................................    506
                                                          -------
                                                          $ 2,002
                                                          =======


        Total rent expense, was approximately $344,000 and $291,000 for the years ended March 31, 1998 and 1997, respectively.

NOTE G - REVOLVING CREDIT FACILITY

        On March 28, 1997 the Company completed a credit facility with Silicon Valley Bank ("SVB") for a working capital line of $1,500,000 and an equipment financing line of $250,000. This credit facility expired on March 28, 1998. The Company had no borrowings against the credit facility with SVB during fiscal 1998.

        In June, 1998 the Company received a proposal from Silicon Valley Bank for a new $1,500,000 working capital credit facility for a term of one year. The terms of this proposal provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $2 million and a quick ratio of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. The Company expects to contractually complete this proposed line of credit in July, 1998.

NOTE H - INCOME TAXES

        At March 31, 1998, the Company had available net operating loss ("NOL") carryforwards of approximately $15,800,000 resulting from accumulated operating losses through fiscal 1998. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2013. The Company believes that an "Ownership Change" occurred in January 1996 within the meaning of Section 382 of the IRS Code. Under an ownership change, the Company will be permitted to utilize approximately $13,000,000 in NOL carryforwards (available on the date of such change) in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (the "Section 382 limit") the fair market value of the Company's outstanding equity at the time of the ownership change and long-term tax exempt rate published by the IRS.

        The Company's Section 382 limits in fiscal 1999 and beyond will be approximately $900,000 per year, and accordingly, the Company will not be able to utilize its full NOL benefits. From January 1996 through March 31, 1998, the Company has NOL carryforwards of approximately $2,800,000 which are available to offset future income and expire in 2011 through 2013. The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

NOTE I - PREFERRED STOCK

        1. 8% Convertible Redeemable Preferred Stock

        On November 11, 1996, the Company completed 1,333,334 Units of a Regulation "D" Private Placement Offering of 8% Convertible Redeemable Preferred Stock. Proceeds from this offering, before underwriting commissions and expenses, totaled $5,000,000. Each Unit consists of one share of 8% Preferred Stock and one Warrant to purchase one share of Common Stock for $5.00 per share for a period of three years expiring on October 1, 1999. The 8% Convertible Preferred Stock and Warrants contain limited anti-dilution protection and adjustment rights granted to purchasers of the Units. Each 8% convertible share of preferred stock is convertible into one share of common stock.

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

        Dividends can be paid in cash or 8% Preferred Stock at the option of the Company. The 8% Preferred Stock payable as dividends is to be valued at the lessor of $3.75 or the average bid price for Common Stock for twenty consecutive trading days prior to the end of the quarter (see Note J-4). In the event that the average bid price for Common Stock during any sixty day period commencing August 1, 1998 is $2.75 or less, holders of a majority of outstanding 8% Preferred Stock can elect to have dividends paid in cash for the balance of the life of the 8% Preferred Stock (the Cash Election). If the Company fails to honor the Cash Election, the Company must pay dividends in shares of 8% Preferred Stock and a majority of holders of 8% Preferred Stock shall have the right to designate one Board Member and the Company shall immediately appoint a designee and use its best efforts to cause the election of the designee for so long as twenty-five percent of the 8% Preferred Stock remains outstanding. In the further event the average bid price for Common Stock during the last thirty day period of any quarter commencing with the thirty day period beginning September 1, 1998 is $3.75 or less, annual dividends on 8% Preferred Stock will be automatically readjusted to 11% per annum for the balance of the period that any 8% Preferred Stock is outstanding.

        The Company granted, as a part of the terms of the Placement, cost-free registration rights with respect to the underlying shares for the Convertible Redeemable Preferred Stock, the Unit Warrants and the Warrants granted to the Placement Agent. The terms of the Placement involve the imposition of a penalty of a reduction in the conversion price of the $3.75 Unit of 2% per month after nine months from the date of closing with a maximum of 10%. The registration of the underlying shares for this Placement was completed in the Company's Form S-1 Registration Statement that was declared effective on October 6, 1997. An adjustment of 8% of the Unit conversion price is in effect as a result of this provision. During fiscal 1998, shareholders of this preferred stock converted 49,995 preferred shares into 53,520 shares of common stock.

        2. 10% Convertible Preferred Stock

        On September 20, 1996 the Company completed a Private Placement financing under Regulation "D" for the sum of $1,350,000. The Company issued 1,350,000 shares of 10% Convertible Preferred Stock to accredited investors at $1.00 per share. Each 10% convertible share of Preferred Stock is convertible into a share of Common Stock of the Company for a period of three years, at a 30% discount (the beneficial conversion feature) to the trading market of the Company's Common Stock. The conversion price will be limited to a maximum of $8.00 per share. The 10% Preferred Stock is automatically converted into shares of Common Stock at the expiration of the three year term. The Company has granted cost-free registration rights to the holders of the Preferred Stock who have converted into Common Stock. The underlying shares of Common Stock convertible under this Preferred Stock were included in the Company's S-1 Registration Statement declared effective on October 6, 1997. The Company intends to amend this S-1 to include additional shares of underlying Common Stock as required based upon changes in the market price of the Company's Common Stock. Three hundred thousand shares of the preferred stock have been converted into 174,371 shares of common stock as of March 31, 1998. The remaining 1,050,000 shares of preferred stock were converted into 1,377,504 shares of common stock subsequent to March 31, 1998.

        Dividends can be paid in cash or common stock. Dividends paid are determined by the average of the trading market price of the Company's common shares during ten trading days immediately preceding the dividend payment date (see Note J-3).

        The Company entered into an agreement with Amerivet/Dymally Securities, Inc. to act as Placement Agent for the 10% Convertible Preferred Stock and paid as compensation to the Placement Agent 30,000 shares of restricted Common Stock with cost-free registration rights in addition to $23,000 in commissions and 112,000 warrants to purchase 112,000 shares of Common Stock at $5.00 per share for a period of 3 years expiring October 1999. Additionally, the Company paid to the Placement Agent's counsel the sum of $28,500 for legal fees and expenses during fiscal 1997.

        3. 10% Convertible Redeemable Preferred Stock

        On June 15, 1995, the Company completed a private placement of 90-Day Subordinated Notes (the "Notes") which were repayable in cash or in shares of the Company's 10% Convertible Redeemable Preferred Stock ("10% Preferred Stock"). A total of $1,200,000 of Notes were sold with net proceeds to the Company of approximately $950,000.

        In October 1995, the Company notified all holders of the Notes that it was exchanging shares of the Company's 10% Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest balances due on the Notes. Effective October 15, 1995 the Company exchanged 1,240,000 shares of the Company's 10% Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest due on the Notes for the principal of its 90-Day Subordinated Notes and the accrued interest payable thereon. The Preferred Stock is convertible at the option of the holders into the Company's Common Stock. The holder is able to convert an amount equal to the greater of either $.10, or 50% (the beneficial conversion feature) of the average closing bid price of the Common Stock during the 20 days immediately preceding the date that the conversion notice is given. The underlying shares of Common Stock convertible under this Preferred Stock were included in the Company's S-1 Registration Statement declared effective on October 6, 1997. The Company intends to amend this S-1 to include additional shares of underlying Common Stock as required based upon changes in the market price of the Company's Common Stock. During fiscal 1998, individuals who were employees of an investment firm that assisted in this offering exercised their rights to acquire shares of the Company's common stock at a price equal to the conversion features of the preferred stock. As a result, these individuals acquired 149,588 shares of common stock for $113,750. As of March 31, 1998, these individuals have remaining rights to purchase Common Stock of the Company for an amount of $57,000, the amount of shares to be determined at 50% of the market price of the Company's Common Stock at the time of exercise.

        Dividends can be paid in cash or common stock. Dividends paid in common stock are determined based upon a discount to the average trading price of the Company's common stock during the twenty trading days immediately preceding the payment date (see Note J-2).

        In accordance with the terms of the conversion, a total of 402,345 shares of preferred stock have been surrendered and converted into 415,954 shares of the Company's Common Stock during the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1997, 206,668 shares of preferred stock were surrendered and converted into 84,337 shares of the Company's Common Stock. Subsequent to March 31, 1998, 30,067 shares of preferred stock were converted into 55,474 shares of common stock.

NOTE J- STOCKHOLDERS' EQUITY

        (1) On April 21, 1994, the Company received net proceeds of approximately $7,159,000 from its initial public offering ("IPO") of 1,250,000 units ("Units"). Each Unit consists of one share of the Company's Common Stock and one redeemable Common Stock purchase warrant. Each warrant entitles the holder thereof to purchase one-half of one share of Common Stock. Two warrants may be exercised at an aggregate exercise price of $9.00, subject to adjustment under certain circumstances, at any time after the warrants become separately transferable, until 48 months from the date of the offering. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice mailed within 20 days after the closing bid price of the Common Stock has equaled or exceeded $11.25 for a period of 20 consecutive trading days. On April 9, 1998, the Company extended the terms of the warrants from April 14, 1998 until December 31, 1998, with all terms and conditions of the warrants remaining the same.

        (2) During fiscal year 1998, a total of 402,345 shares of 10% Convertible Redeemable Preferred Stock were surrendered and converted into 415,954 shares of the Company's Common Stock. In addition, during the fiscal year ended March 31, 1998, the Company issued 98,038 shares of Common Stock in lieu of paying cash dividends on its 10% Convertible Redeemable Preferred Stock. During fiscal year 1997, a total of 206,668 shares of 10% Convertible Redeemable Preferred Stock were surrendered and converted into 84,337 shares of the Company's Common Stock. In addition, during the fiscal year ended March 31, 1997, the Company issued 60,288 shares of Common Stock in lieu of paying cash dividends on its 10% Convertible Redeemable Preferred Stock.

        (3) During fiscal year 1998, in accordance with the terms of its 10% Convertible Preferred Stock, the Company issued 59,216 shares of Common Stock in lieu of paying cash dividends on its 10% Convertible Preferred Stock. During fiscal 1998, 300,000 shares of this Preferred Stock were surrendered and converted into 174,371 shares of the Company's Common Stock. During fiscal year 1997, the Company issued 9,805 shares of Common Stock in lieu of paying cash dividends on its 10% Convertible Preferred Stock.

        (4) During fiscal year 1998, in accordance with the terms of its 8% Convertible Redeemable Preferred Stock, the Company issued 251,943 shares of 8% Convertible Redeemable Preferred Stock in lieu of paying cash dividends on this preferred stock. During fiscal 1998, 49,999 shares of this Preferred Stock were surrendered and converted into 53,520 shares of the Company's Common Stock. During fiscal year 1997 the Company issued 53,557 shares of 8% Convertible Redeemable Preferred Stock in lieu of paying cash dividends on this preferred stock.

        (5) During fiscal 1998, the Company issued 149,588 shares of Common Stock for $113,750 and options were exercised to purchase 30,333 shares of common stock for $37,663.

        (6) In March 1997 the Company issued 27,500 shares of Common Stock in conjunction with the acquisition of certain assets.

        (7) The Company granted three-year warrants to the Underwriters of its April 1994 IPO to purchase up to 125,000 Units at an exercise price of $7.70 per unit, and had granted registration rights relating to the underlying securities. In addition, the Company has agreed to indemnify the Underwriter against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended. In May 1996, the Underwriters surrendered these warrants and waived and terminated any and all anti-dilution rights with respect to the number of shares to be issued pursuant to these warrants, in exchange for new warrants, which expire on April 15, 1998 and have no anti-dilution rights, to purchase 187,500 shares of Common Stock at an exercise price of $3.50 per share. The Company granted cost-free registration rights to the underlying Common Stock shares of these warrants and has included these underlying Common Stock shares in the Form S-1 Registration Statement that was declared effective on October 6, 1997.

        (8) As of March 31, 1998, 5,205,130 shares of the Company's common stock were outstanding. As of June 15, 1998, 6,839,037 shares of common stock were outstanding. The increase in shares resulted from conversions on the Company's 10% Convertible Redeemable Preferred Stock and 10% Convertible Preferred Stock subsequent to March 31, 1998. Of these conversions, one individual received 1,321,039 shares of the Company's common stock as a result of his conversion.

        (9) The following is a summary of the Company's stock warrant activity:

WARRANTS OUTSTANDING                                                       Number       Price            Expiration
                                                                         of Shares    of Shares             Date
  Balance, March 31, 1996                                                  789,272  $3.00 to $9.00     December, 1998
Fiscal 1997 activity:
Issued
Underwriters exchange, initial public offering                             187,500       $3.50         December, 1998
10% Convertible Preferred Stock, placement agent                           112,000       $5.00         October, 1999
8% Convertible Redeemable Preferred Stock                                1,333,334       $5.00         October, 1999
8% Convertible Redeemable Preferred Stock, placement agent                 133,333       $5.50         September, 1999
                                                                         ---------
  Total issued                                                           1,766,167
Canceled                                                                  (125,000)      $7.70
Exercised                                                                        0
                                                                         ---------
  Balance (and exercisable) , March 31, 1997                             2,430,439

Fiscal 1998 activity:
Issued                                                                           0
Canceled                                                                         0
Exercised                                                                        0
                                                                         ---------
  Balance (and exercisable) , March 31, 1998                             2,430,439
                                                                         =========

NOTE K - COMMITMENTS AND CONTINGENCIES

        Legal Proceedings

        The Securities and Exchange Commission issued an order, dated April 13, 1995, authorizing a private investigation of Imtech (the Company's former majority shareholder) and the Company, and its officers and directors during the period from March, 1993 and continuing until April 13, 1995. The order of investigation inquired into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission. On September 10, 1996 the Company was informed by the Commission that the staff inquiry relating to these matters had been terminated and that no enforcement action had been recommended at this time.

        A claim was asserted by holders of 187,500 Warrants, with respect to the delay in the registration of the underlying shares related to the warrants. The Company has agreed to resolve the claim by issuing an aggregate of 70,000 shares of its common stock in consideration of the warrant holders surrendering their warrants for cancellation by the Company. The Company has not finalized the settlement agreement.

        Registration Rights

        On October 6,1997 the Securities and Exchange Commission declared effective the Form S-1 Registration Statement that the Company filed with the Commission for 16,769,991 shares of common stock, of which 4,000,000 are reserved for acquisitions, 2,860,565 for selling shareholders and the balance of 9,909,426 for potential issuance pursuant to rights granted to unit holders, convertible preferred stockholders, and warrants and options issued by the Company. The registration includes "piggyback" shares pursuant to rights that the Company has granted to the holders of certain warrants and shares of the Company's stock. The Company did not file its Registration Statement within the time specified within its registration rights agreements and as a result, could be subject to claims by security holders that they were unable to convert their securities into registered shares of Common Stock.

        Employment Agreements

        Effective June 15, 1995, the Company entered into an employment agreement for a period of three years with Dr. E. Ted Prince ("Dr. Prince"), the Company's Chairman of the Board of Directors, President and Chief Executive Officer. Dr. Prince's employment agreement, as amended, provides for a base salary of $200,000 per annum to be paid through the term of the agreement, annual incentive bonuses based upon attainment of defined profitability criteria, 250,000 vested stock options to purchase 250,000 shares of Common Stock at an exercise price of $2.00 per share, and 950,000 vested stock options to purchase 950,000 shares of Common Stock at an exercise price of $1.66 per share. With respect to the latter options, if the employment of Dr. Prince is terminated for any reason during the thirty-six month period of the employment agreement, then he must return to the Company a pro-rata portion of the 950,000 options. The portion to be returned would be determined based upon the number of months remaining in the agreement after his termination date as a percent of the original term of thirty-six months. In the event of a change of control of the Company through merger or acquisition, the provisions with respect to return of the stock options would be waived. In May, 1997, Dr. Prince was granted a management incentive bonus in the form of a 75,000 stock option grant at $3.75 per share related to achievements in fiscal 1997. As of June 18, 1998 the Company's Board of Directors resolved to extend Dr. Prince's employment contract, with terms to be finalized during July, 1998.

        The Company has employment agreements with its other executive officers which also include annual incentive bonuses based upon attainment of defined profitability criteria and other performance related objectives. If an executive officer's employment is terminated for any reason other than voluntary resignation or for cause (as defined in the agreements) then a severance benefit will be paid. The severance benefit varies from officer to officer, but is not greater in any instance than six month's salary and benefits. Exclusive of Dr. Prince, certain key members of management have been granted stock options as part of their compensation package. Mr. John L. Gillis and Mr. Krishan Canekeratne have 298,336 and 350,000 options, respectively.

        Employee Benefit Plan

        The Company maintains a defined contribution plan for the benefit of its eligible employees pursuant to Section 401K of the Internal Revenue Code. Contributions to the Plan by the Company will be made at its sole discretion. Participants may also make contributions to the Plan. The Company did not make any contributions to the Plan for fiscal years 1998 and 1997.

NOTE L - STOCK OPTION PLANS

The following is a summary of the Company's stock option activity:


                                             1992 STOCK OPTION PLAN                 1992 DIRECTORS OPTION PLAN
                                            Number     Weighted Average             Number       Weighted Average
                                          of Shares     Exercise Price             of Shares      Exercise Price
                                          ---------    ----------------            ---------     ----------------
Outstanding at March 31, 1996               922,065          2.78                     95,000           2.58
  Granted                                    77,000          6.25                          -
  Canceled                                 (310,186)         3.33                    (18,333)          3.79
  Exercised                                 (79,314)         1.60                    (31,667)          1.28
                                          ---------                                ---------
Outstanding at March 31, 1997               609,565          3.17                     45,000           3.01
  Granted                                         -                                  200,000           2.25
  Canceled                                 (249,432)         5.03                    (15,000)          6.67
  Exercised                                  (5,333)         1.77                    (25,000)          1.13
                                          ---------                                ---------
Outstanding at March 31, 1998               354,800          1.75                    205,000           2.23
                                          ---------                                ---------

                                           1997 EQUITY INCENTIVE PLAN                   OTHER STOCK OPTIONS
                                            Number     Weighted Average             Number       Weighted Average
                                          of Shares     Exercise Price             of Shares      Exercise Price
                                          ---------    ----------------            ---------     ----------------
Outstanding at March 31, 1996                     -                                2,990,076           2.12
  Granted                                   225,800          5.43                    440,000           6.14
  Canceled                                   (5,000)         5.43                   (224,134)          4.15
  Exercised                                      -                                        -
                                          ---------                                ---------
Outstanding at March 31, 1997               220,800          5.43                  3,205,942           2.53
  Granted                                 1,390,082          2.62                    200,000           2.39
  Canceled                                 (555,299)         4.41                   (550,939)          5.39
  Exercised                                       -                                        -
                                          ---------                                ---------
Outstanding at March 31, 1998             1,055,583          2.26                  2,855,003           1.95
                                          ---------                                ---------

The following table summarizes information about stock options outstanding and exercisable at March 31, 1998.

                                            1992 STOCK        1992 DIRECTORS      1997 EQUITY       OTHER STOCK
                                            OPTION PLAN        OPTION PLAN      INCENTIVE PLAN        OPTIONS

Outstanding
------------

Option Price Range                         $1.50 - 3.00        $1.44 - 2.25      $1.06 - 3.75       $1.44 - 5.09
Number of Shares                              354,800            205,000           1,055,583         2,855,003
Weighted Average Life                           7.3                4.1                8.9               4.4
Weighted Average Exercise Price                $1.75              $2.23              $2.26             $1.95

Exercisable
-----------

Number of Shares                              258,300             5,000                0             1,754,469
Weighted Average Exercise Price                $1.77              $1.44              $0.00             $1.86

        Employee Stock Option Plans

        On July 29, 1996 the Company adopted the 1997 Equity Incentive Plan (97
Plan) authorizing 3,000,000 shares of Common Stock to replace the remaining and ungranted shares under the 1992 Stock Option Plan that was terminated. The 97 Plan permits the Company to provide its employees with incentive compensation opportunities which are highly motivational. On October 7, 1997, the Company adopted a plan that allowed employees, at their election, to exchange existing outstanding stock options for reissued stock options at an exercise price of $2.25 per share, provided that these shares could not be exercised for a period of three years or until the ten day average market price of the Company's Commons Stock was $4.50 per share or higher. On October 7, 1997, the market price of the Company's common stock was $2.13. Approximately 650,000 options were exchanged and are included in the "granted" and "canceled" columns in the tables for the 1992 and 1997 Plans.

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


                                                   Fiscal 1998     Fiscal 1997
                                                   -----------      -----------
Net loss applicable to common shares - as reported $(3,390,000)     $(2,479,000)
Net loss applicable to common shares - pro forma    (5,220,000)      (4,162,000)
Net loss per common share - as reported                   (.73)            (.62)
Net loss per common share - pro forma                    (1.13)           (1.03)


The fair value of each option grant is calculated using the following weighted average assumptions:

                                                   Fiscal 1998      Fiscal 1997
                                                   -----------      -----------
Expected life (years)                                        5                5
Interest rate                                             6.92%            6.01%
Volatility                                                  77%              82%
Dividend yield                                               0                0

NOTE M - SEGMENT AND CUSTOMER INFORMATION

        The Company is active in only one business segment: developing, marketing and supporting imaging, document and data management, and archival software products and related services. For the year ended March 31, 1998 sales made to UNISYS and to customer leads furnished by UNISYS accounted for approximately 18% of the Company's total revenues. Amounts due from customers as a percent of the Company's accounts receivable balance as of March 31, 1998 were, in approximate percentages, Lason Inc. 17% and Putnam Trust Company, 11%. For the year ended March 31, 1997 sales made to UNISYS and to customer leads furnished by UNISYS accounted for approximately 13% of the Company's total revenues and revenues to OCE Printing Systems accounted for approximately 11% of the Company's total revenues. Amounts due from customers as a percent of the Company's accounts receivable balance as of March 31, 1997 were, in approximate percentages, UNISYS 16%, Employees Insurance of Wausau 17% and First Data Investor Service 16%.