Form 10QSB
period 1998-06-30
INSCI CORP
filed 1998-08-10
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 1998

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from_____________ to____________

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

Yes   X     No
    -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                              Outstanding at June 30, 1998
-------------------                              ----------------------------
Common stock, par value $.01                              7,104,610

Transitional Small Business Disclosure Format (check one)
Yes      No   X
   -----    -----

                                   INSCI Corp

                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet as of  June 30, 1998                             3
          Statements of Operations for the Three Months
          Ended  June 30, 1998 and 1997                                  4

          Statements of Cash Flows for the Three Months
          Ended June 30, 1998 and 1997                                   5

          Notes to Financial Statements                                  6

Item 2.   Management's Discussion and Analysis or Plan of Operation      8

PART II   OTHER INFORMATION

Item 5    Other Information                                             12

Item 6    Exhibits and Reports on Form 8-K                              12

          Signature                                                     13

 PART I     FINANCIAL INFORMATION:

                                   INSCI Corp
                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)
                                                                 JUNE 30,
 ASSETS                                                           1998
                                                                 -------
 Current assets:
      Cash and cash equivalents                                  $ 2,092
      Accounts receivable, net                                     2,866
      Inventory                                                        1
      Prepaid expenses and other                                     284
                                                                 -------
        Total current assets                                       5,243
 Property & equipment, net                                           635
 Capitalized software development costs,
   net of accumulated amortization of $662,000                       776
 Purchased software, net of accumulated
   amortization of $1,133,000                                      1,525
 Other assets                                                        222
                                                                 -------
 Total assets                                                    $ 8,401
                                                                 =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                               691
      Accrued compensation                                           280
      Accrued vacation                                               291
      Accrued commissions                                            141
      Accrued and other liabilities                                  698
      Deferred maintenance revenue                                   989
                                                                 -------
        Total current liabilities                                  3,090
                                                                 -------

 Stockholders' equity :
   Common stock                                                       71
   Preferred stock                                                    20
   Additional paid-in capital                                     26,334
   Accumulated deficit                                           (21,114)
                                                                 -------
        Total stockholders' equity                                 5,311
                                                                 -------
 Total liabilities and stockholders' equity                      $ 8,401
                                                                 =======

                             See accompanying notes

                                   INSCI Corp
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       THREE MONTHS ENDED
                                                           JUNE 30,
                                                        1998       1997
                                                      --------   --------
Revenue
    Product                                           $  1,765   $    758
    Services                                             1,448      1,045
                                                      --------   --------
       Total revenue                                     3,213      1,803
                                                      --------   --------
Cost of revenue
    Product                                                354        411
    Services                                               756        671
                                                      --------   --------
       Total cost of revenue                             1,110      1,082
                                                      --------   --------
Gross margin                                             2,103        721
                                                      --------   --------
Expenses
    Sales and marketing                                  1,053      1,008
    Product development                                    471        478
    General and administrative                             385        444
                                                      --------   --------
       Total expenses                                    1,909      1,930
                                                      --------   --------

Income (loss) from operations                              194     (1,209)
                                                      --------   --------
Interest income (expense)
    Interest income                                         25         47
    Interest expense                                         -         (1)
                                                      --------   --------
       Interest income (expense) net                        25         46
                                                      --------   --------
Net income (loss)                                          219     (1,163)
                                                      ========   ========

Preferred stock dividends                                 (163)      (244)
                                                      --------   --------

Net income (loss) applicable
    to common shares                                  $     56   $ (1,407)
                                                      ========   ========

Net income (loss) per common share                    $   0.01   $  (0.33)
                                                      ========   ========

Weighted average common
    shares outstanding                                   6,768      4,284
                                                      ========   ========



                             See accompanying notes

                                   INSCI Corp
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            Three months ended
                                                                   June 30,
                                                             1998        1997
                                                           -------     -------
Cash flows from operating activities:
  Net income (loss)                                        $   219     $(1,163)
  Reconciliation of net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                               93          91
    Amortization of deferred software costs                    197         135
    Stock options granted for services                          30
    Changes in assets and liabilities:
      Accounts receivable                                       38         513
      Prepaid expenses and other current assets               (131)          4
      Accounts payable                                        (190)       (258)
      Accrued and other liabilities                           (333)       (192)
      Deferred maintenance revenue                              75        (108)
      Other assets                                             (80)         13
                                                           -------     -------
Net cash used in operating activities                          (82)       (965)
                                                           -------     -------
Cash flows from investing activities:
    Additions to capitalized software development costs       (137)       (172)
    Additions to purchased software costs                     (198)       (175)
    Capital expenditures                                       (89)        (54)
                                                           -------     -------
Net cash used in investing activities                         (424)       (401)
                                                           -------     -------
Cash flows from financing activities:
    Proceeds from exercise of stock options                      2          10
                                                           -------     -------
Net cash provided by financing activities                        2          10
                                                           -------     -------

Net change in cash and cash equivalents                       (504)     (1,356)
Cash and cash equivalents at beginning of period             2,596       5,068
                                                           -------     -------
Cash and cash equivalents at end of period                 $ 2,092     $ 3,712
                                                           =======     =======

                             See accompanying notes

                                   INSCI Corp

                          Notes to Financial Statements
                                   (Unaudited)

BASIS OF PRESENTATION

         The financial statements included herein have been prepared by INSCI Corp (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB, filed on June 29, 1998, for the fiscal year ended March 31, 1998, with the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders filed with the Commission on July 29, 1998 and with additional definitive materials in conjunction with the Company's 1998 Proxy filed with the Commission on August 7, 1998.

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations for the quarters ended June 30, 1998 and 1997 and cash flows for the quarters ended June 30, 1998 and 1997.

         The financial statements included herein include consolidated results for the Company's two wholly owned subsidiaries; (1) INSCI (UK) Limited, a product development center located in the United Kingdom, and (2) INSCI Philippines, Inc., a sales, support and product development center located in the Philippines. During fiscal 1998, the Company's Board of Directors approved closing the Philippine subsidiary. Neither of these subsidiaries are financially significant to the consolidated results of the Company.

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE

         Basic earnings (loss) per share is computed by dividing net income
(loss) after preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents include convertible preferred stock and stock options and warrants. Dilutive earnings (loss) per share has not been presented for the quarters ended June 30, 1998 and 1997 since the inclusion of common stock equivalents would have been anti-dilutive.

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

CREDIT FACILITY

         On August 7, 1998, the Company and Silicon Valley Bank ("SVB") finalized a bank line of credit Agreement ("Agreement"). The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $2 million and a quick ratio of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPARISON OF RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                            THREE MONTHS ENDED
                                                  JUNE 30,
                                               1998      1997
                                             --------   -------
Revenue                                         %          %
                                             --------   -------
    Product                                        55        42
    Services                                       45        58
                                             --------   -------
       Total revenue                              100       100
Cost of revenue
    Product                                        11        23
    Services                                       24        37
                                             --------   -------
       Total cost of revenue                       35        60
                                             --------   -------
Gross margin                                       65        40
Expenses
    Sales and marketing                            33        56
    Product development                            14        26
    General and administrative                     12        25
                                             --------   -------
       Total expenses                              59       106
                                             --------   -------

Income (loss) from operations                       6       (67)

Interest income (expense)                           1         2
                                             ========   =======
Net income (loss)                                   7       (65)
                                             ========   =======

THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997:

REVENUE
         INSCI develops, sells, installs and supports electronic document repository software with integrated Internet, imaging, workflow, print-on-demand, electronic distribution and archive (COLD) software for the enterprise level (high volume production) market. INSCI's software products enable customers to improve their services through electronic access to documents (e.g. invoices, statements, reports, etc.); provide financial savings through elimination of paper and microfiche; and provide the foundation for the digital document "back office" for electronic commerce applications. Sales to end users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI sells its products through a combination of a direct sales force and indirectly through VAR's, distributors and sales alliances with companies including Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.


         Total revenue for the quarter ended June 30,1998 (the "current quarter") was $3,213,000 and increased by 78% compared to revenue of $1,803,000 for the quarter ended June 30, 1997. Product revenue was $1,765,000 for the June 30, 1998 quarter and increased by 133% compared to product revenue of $758,000 for the same quarter last year. The increase in product revenues reflects the impact of the Company's programs of introducing new products, increasing utilization of indirect sales channels and increasing international presence. Over 50% of the current quarter's product revenues were attributable to the Company's new products, which include Windows NT and Web based products. Revenues sold through indirect sales channels, which include Unisys, Xerox and other third party selling partners, represented approximately 35% of the current quarter revenues compared to 13% for the same quarter last year. International revenues represented 24% of current quarter revenues compared to 8% for the same quarter last year. A key indicator of the combined impact of these factors is business from new customers revenues from new customers was 36% of the current quarter's revenues compared to 19% for the same quarter last year. The Company believes that it now has the products and channels to support increased product revenue growth in future periods. However, the long sales cycle associated with the Company's market combined with large orders that will impact total quarterly revenues can result in quarter-to-quarter revenue volatility.

         Service revenues totaled $1,448,000 for the current quarter, and increased by 39% compared to revenues of $1,045,000 for the same period last year. Increased service revenues are primarily linked to increases in product revenues. In many cases customers require the Company's systems integration and training support in order to efficiently implement the Company's software products. The Company expects services revenues to grow in relation to increases in product revenue growth.

         For the quarter ended June 30, 1998, the Company received in excess of ten percent of its total revenues from Unisys Corp and Xerox Corp, two of the Company's strategic sales partners. A decline in revenues from these sales partners in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

         Gross margin for the quarter ended June 30, 1998 was $2,103,000 and increased by 192% compared to gross margin of $721,000 for the same quarter last year. Gross margin as a percent of revenues was 65% for the current quarter compared to 40% for the same quarter last year. The increase in gross margin is primarily the result of increased product revenue for the current quarter.

         Cost of product revenue as a percentage of product revenue was 20% in the current quarter as compared to 54% for the same quarter last year. Cost of services revenue was 52% in the current quarter as compared to 64% for the same quarter last year. The decrease in cost of revenues as a percent of revenues in the current quarter for both product and services revenues reflects the relatively fixed nature of several of the costs associated with these revenue categories including amortization of capitalized software expenses and the non-variable organizational infrastructure of the services organization. To the degree that the Company's revenues grow in future periods, cost of revenue as a percent of revenue is expected to decrease as increased revenues are available to absorb those costs that are relatively fixed in nature.

SALES AND MARKETING

         Sales and marketing expenses for the quarter ended June 30, 1998 were $1,053,000 and increased by 4%, compared to expenses of $1,008,000 for the quarter ended June 30, 1997. The expense increase reflects increases in commissions related to revenue increases, partially offset by a reductions in expenses of the Company's Philippine subsidiary, which is being closed. The Company is in the process of completing arrangements with Unisys/Philippines, a sales partner of the Company, who intends to hire the Company's key Philippine employees. This arrangement is intended to provide for continuing sales and technical support of the Company's products in the Far East.

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

         The additions to INSCI's product offerings, along with enhancements to existing products, have been funded by the Company's gross expenditures for software products. Gross product development expenses for the quarter ended June 30, 1998 were $806,000 before capitalization of software expenses of $335,000, for net product development expenses of $471,000. Gross product development expenses for the quarter ended June 30, 1997 were $825,000, before capitalization of software expenses of $347,000, for net product development expenses of $478,000. Product development costs for the periods are approximately the same as the Company continues its expenditures for fiscal 1999 at approximately the same levels as fiscal 1998, in order to add additional products and enhance existing products.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $385,000 for the quarter ended June 30, 1998 and decreased by 13% compared to $444,000 for the same quarter last year. This decrease reflects costs savings programs that the Company has put into effect. A significant portion of the cost savings reflects decreases in professional fees combined with increased utilization of the Company's internal staff to perform functions that were performed by outside services in the prior fiscal year.

INTEREST INCOME (EXPENSE)

         Net interest income for the quarter ended June 30, 1998 was $25,000 compared to $46,000 for the same quarter last year. The decrease reflects lower cash balances in the current quarter with correspondingly lower interest income.

NET INCOME (LOSS)

         Net income for the quarter ended June 30, 1998 was $219,000 compared to net loss of $1,163,000 for the quarter ended June 30, 1997. The profitability for the current quarter is the result of revenue increases for the period.

YEAR 2000 COMPUTER SOFTWARE CONVERSION

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

FORWARD LOOKING COMMENTS

         During fiscal 1998, the Company's revenues were impacted by reduced demand for its Unix based software products during the first and second fiscal quarters. To offset this reduced demand and participate in the rapidly growing Windows NT based market, the Company introduced a Windows NT based product in October, 1997. In addition, during fiscal 1998, a significant portion of the Company's sales and technical resources were directed toward increased support of the Company's indirect sales channels, at the cost of reducing the Company's direct sales activities. The Company believes that opportunities to increase future revenues are best served by supporting these sales channels due to the existing customer relationships that these channels have and the relatively large number of sales personnel that the channels can direct to selling the Company's products, as compared to much lower sales coverage of the Company's internal direct sales force. The increase in revenues for the quarter ended June 30, 1998 compared to the same quarter last year reflects the positive impact on revenues of the Company's new products and increased revenues through indirect channels. The Company is not able to predict, however, when and to what degree future revenue increases from its NT based products or increased use of sales channels may occur.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998 the Company had $2,092,000 of cash and cash equivalents and working capital of $2,153,000 in comparison to $3,712,000 of cash and cash equivalents and working capital of $3,409,000 as of June 30, 1997. The present cash reserves of the Company are believed to be sufficient to meet the foreseeable needs of the Company. Accounts receivable were $2,866,000 with weighted days outstanding of 57 as of June 30, 1998 compared to receivables of $1,978,000 with weighted days outstanding of 56, as of June 30, 1997. The Company targets collections of 45 days. The current quarter's collection days of 57 reflects extended payment terms that the Company has provided to a number of its customers.


         The Company's cash flows are summarized below for the periods indicated: (in thousands)

                                                Quarter ended June 30,
                                                 1998            1997
                                                ------         -------
Cash provided by (used in)
       Operating activities                     $  (82)        $  (965)
        Investing activities                      (424)           (401)
        Financing activities                         2              10
                                                ------         -------
           Increase(decrease) in cash and
             cash equivalents                   $ (504)        $(1,356)
                                                ======         =======
Cash and cash equivalents at end of period      $2,092         $ 3,712

         The Company used cash of $82,000 in operating activities for the quarter ended June 30, 1998. Net cash used in investing activities was $424,000 for the current quarter, primarily from additions to capitalized and purchased software. Cash provided by financing activities was minimal for the quarter, and reflected the exercise of Company stock options.

         On August 7, 1998, the Company and Silicon Valley Bank ("SVB") finalized a bank line of credit Agreement ("Agreement"). The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $2 million and a quick ratio of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty.

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


PART II  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On August 7, 1998, the Company and Silicon Valley Bank ("SVB") finalized a bank line of credit Agreement ("Agreement"). The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $2 million and a quick ratio of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS.
                  Exhibit 27, Financial Data Schedule

         (B)   REPORTS ON FORM 8-K.

               A report on Form 8-K, dated April 9, 1998, was filed by the Company on April 17, 1998, regarding the exercise and conversion of certain shares of the Company's Convertible Preferred Stock into Common Stock of the Company.

               A report on Form 8-K, dated April 9, 1998, was filed by the Company on April 17, 1998, regarding the extension of the expiration date of certain of the Company's outstanding Common Stock Purchase Warrants.

               A report on Form 8-K, dated June 18, 1998, was filed by the Company on June 24, 1998, regarding the resignation of three members of the Company's Board of Directors.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INSCI Corp


Date:  August 10, 1998         By:  /S/ ROGER C. KUHN
                                    ------------------------------------------
                                    Roger C. Kuhn
                                    Vice President and Chief Financial Officer