Form 10QSB
period 1998-09-30
INSCI CORP
filed 1998-10-30
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 1998

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from _____________ to _____________

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

Yes   X     No
    -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                            Outstanding at September 30, 1998
-------------------                            ---------------------------------
Common stock, par value $.01                               7,182,276

Transitional Small Business Disclosure Format (check one)
Yes         No   X
    -----      -----

                                   INSCI Corp

                                      INDEX

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet as of  September 30, 1998                            3

            Statements of Operations for the Three Months and
            Six Months Ended September 30, 1998 and 1997                       4

            Statements of Cash Flows for the Six Months                        5
            Ended September 30, 1998 and 1997

            Notes to Financial Statements                                      6

Item 2.     Management's Discussion and Analysis or Plan of Operation          8

PART II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders               14

Item 5.     Other Information                                                 14

Item 6.     Exhibits and Reports on Form 8-K                                  15

            Signature                                                         15

 PART I     FINANCIAL INFORMATION:

                                   INSCI Corp
                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)
                                                               SEPTEMBER 30,
 ASSETS                                                            1998
                                                               -------------
 Current assets:
      Cash and cash equivalents                                  $ 1,593
      Accounts receivable, net                                     2,526
      Inventory                                                       50
      Prepaid expenses and other                                     134
                                                                 -------
        Total current assets                                       4,303
 Property & equipment, net                                           736
 Capitalized software development costs,
   net of accumulated amortization of $567                           798
 Purchased software, net of accumulated
   amortization of $527                                            1,363
 Other assets                                                        188
                                                                 -------
 Total assets                                                    $ 7,388
                                                                 =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                               696
      Accrued compensation                                           326
      Accrued vacation                                               262
      Accrued commissions                                            172
      Accrued and other liabilities                                  441
      Deferred maintenance revenue                                 1,053
                                                                 -------
        Total current liabilities                                  2,950
                                                                 -------

 Stockholders' equity:
   Common stock                                                       71
   Preferred stock                                                    21
   Additional paid-in capital                                     26,476
   Accumulated deficit                                           (22,130)
                                                                 -------
        Total stockholders' equity                                 4,438
                                                                 -------
 Total liabilities and stockholders' equity                      $ 7,388
                                                                 =======

                             See accompanying notes

                                               INSCI Corp
                                        STATEMENTS OF OPERATIONS
                                (in thousands, except per share amounts)
                                              (unaudited)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                               1998            1997             1998           1997
                                              -------         -------          -------        -------
Revenue
    Product                                   $   755         $   632          $ 2,520        $ 1,390
    Services                                    1,541           1,265            2,989          2,310
                                              -------         -------          -------        -------
        Total revenue                           2,296           1,897            5,509          3,700
                                              -------         -------          -------        -------
Cost of revenue
    Product                                       314             432              668            752
    Services                                      842             706            1,598          1,468
                                              -------         -------          -------        -------
        Total cost of revenue                   1,156           1,138            2,266          2,220
                                              -------         -------          -------        -------
Gross margin                                    1,140             759            3,243          1,480
                                              -------         -------          -------        -------
Expenses
    Sales and marketing                           950             736            2,003          1,744
    Product development                           618             440            1,089            918
    General and administrative                    475             405              860            849
                                              -------         -------          -------        -------
        Total expenses                          2,043           1,581            3,952          3,511
                                              -------         -------          -------        -------

Income (loss) from operations                    (903)           (822)            (709)        (2,031)
                                              -------         -------          -------        -------
Interest income, net                               20              48               45             94
                                              -------         -------          -------        -------
Net Income (loss)                                (883)           (774)            (664)        (1,937)
                                              =======         =======          =======        =======

Preferred stock dividends                        (135)           (222)            (298)          (466)

Net income (loss) applicable to
  common shares                               $(1,018)        $  (996)         $  (962)       $(2,403)
                                              =======         =======          =======        =======

Net income (loss) per common share            $ (0.14)        $ (0.22)         $ (0.14)       $ (0.55)
                                              =======         =======          =======        =======

Weighted average common shares outstanding      7,143           4,495            6,956          4,394
                                              =======         =======          =======        =======

                                        See accompanying notes

                                   INSCI Corp
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            SIX MONTHS ENDED
                                                              SEPTEMBER 30,
                                                             1998        1997
                                                           -------     -------
Cash flows from operating activities:
  Net income (loss)                                        $  (664)    $(1,937)
  Reconciliation of net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                              199         182
    Amortization of deferred software costs                    445         524
    Stock options granted for services                          40
    Changes in assets and liabilities:
      Accounts receivable                                      378         845
      Prepaid expenses and other current assets                (30)        (50)
      Accounts payable                                        (185)       (269)
      Accrued and other liabilities                           (542)       (281)
      Deferred maintenance revenue                             139         (17)
      Other assets                                             (46)         13
                                                           -------     -------
Net cash used in operating activities                         (266)       (990)
                                                           -------     -------
Cash flows from investing activities:
    Additions to capitalized software development costs       (234)       (341)
    Additions to purchased software costs                     (209)       (355)
    Capital expenditures                                      (296)       (154)
                                                           -------     -------
Net cash used in investing activities                         (739)       (850)
                                                           -------     -------
Cash flows from financing activities:
    Proceeds from exercise of stock options                      2          10
                                                           -------     -------
Net cash provided by financing activities                        2          10
                                                           -------     -------

Net change in cash and cash equivalents                     (1,003)     (1,830)
Cash and cash equivalents at beginning of period             2,596       5,068
                                                           -------     -------
Cash and cash equivalents at end of period                 $ 1,593     $ 3,238
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

      In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations for the three months and six months ended September 30, 1998 and 1997 and cash flows for the six months ended September 30, 1998 and 1997.

      The financial statements included herein include consolidated results for the Company's two wholly owned subsidiaries; (1) INSCI (UK) Limited, a product development center located in the United Kingdom, and (2) INSCI Philippines, Inc., a sales, support and product development center located in the Philippines. During fiscal 1998, the Company's Board of Directors approved closing the Philippine subsidiary. This operation has been closed as of September 30, 1998. Neither of these subsidiaries are financially significant to the consolidated results of the Company.

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE

      Basic earnings (loss) per share is computed by dividing net income (loss) after preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents include convertible preferred stock and stock options and warrants. Dilutive earnings (loss) per share has not been presented for the three month and six month periods ended September 30, 1998 and 1997 since the inclusion of common stock equivalents would have been anti-dilutive.

CONTINGENCIES

      Registration Rights. On October 6, 1997 the Securities and Exchange Commission declared effective the Form S-1 Registration Statement (File Number 333-22187) that the Company filed with the Commission for 16,769,991 shares of common stock, of which 4,000,000 are reserved for acquisitions, 2,860,565 for selling shareholders and the balance of 9,909,426 for potential issuance pursuant to rights granted to unit holders, convertible preferred stockholders, and warrants and options issued by the Company. The registration included "piggyback" shares pursuant to rights that the Company has granted to the holders of certain warrants and shares of the Company's stock. The Company did not file its Registration Statement within the time specified within its registration rights agreements and as a result, could be subject to claims by security holders that they were unable to convert their securities into shares of registered Common Stock.

      A claim was asserted by holders of 187,500 Warrants, with respect to the delay in the registration of the underlying shares related to the warrants. The Company has agreed to resolve the claim by issuing an aggregate of 70,000 shares of its common stock in consideration of the warrant holders surrendering their warrants for cancellation by the Company. The warrants are exercisable at $3.50 per share. The Company has not finalized the settlement agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

COMPARISON OF RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,
                                     1998        1997           1998       1997
                                     ----        ----           ----       ----
Revenue                                %           %              %          %
                                     ---         ---            ---        ---
    Product                           33          33             46         38
    Services                          67          67             54         62
                                     ---         ---            ---        ---
       Total revenue                 100         100            100        100
                                     ---         ---            ---        ---
Cost of revenue
    Product                           14          23             12         20
    Services                          37          37             29         40
                                     ---         ---            ---        ---
       Total cost of revenue          51          60             41         60
                                     ---         ---            ---        ---
Gross margin                          49          40             59         40
Expenses
    Sales and marketing               41          39             36         47
    Product development               27          23             20         25
    General and administrative        21          21             16         23
                                     ---         ---            ---        ---
       Total expenses                 89          83             72         95
                                     ---         ---            ---        ---

Income (loss) from operations        (40)        (43)           (13)       (55)

Interest income net                    2           2              1          3
                                     ---         ---            ---        ---
Net income (loss)                    (38)        (41)           (12)       (52)
                                     ===         ===            ===        ===

THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

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

      Total revenue for the quarter ended September 30,1998 (the "current quarter") was $2,296,000 and increased by 21% compared to revenue of $1,897,000 for the quarter ended September 30, 1997. The September quarter is historically the Company's lowest revenue period, due primarily to the seasonal impact of lower industrial purchases during the summer, both in the US and Europe. The September 30, 1998 quarter was, however, the highest revenue of any September quarter in the Company's history.

      Product revenue was $755,000 for the current quarter and increased by 19% compared to product revenue of $632,000 for the same quarter last year. The increase in product revenues reflects increases from the Company's new NT based products. Service revenues, which include systems integration and customer support services, totaled $1,541,000 for the current quarter, and increased by 22% compared to revenues of $1,265,000 for the same period last year. This increase reflects a growing installed base of customers that require integration and support services.

      For the quarter ended September 30, 1998, the Company received in excess of ten percent of its total revenues from Unisys Corp, a strategic sales partner of the Company. A decline in revenues from this sales partner in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

      Gross margin for the quarter ended September 30, 1998 was $1,140,000 and increased 50% compared to gross margin of $759,000 for the same quarter last year. Gross margin as a percent of revenues was 49% for the current quarter compared to 40% for the same quarter last year. The increase in gross margin is primarily the result of increased services revenue for the current quarter.

      Cost of product revenue as a percentage of product revenue was 42% in the current quarter as compared to 68% for the same quarter last year. Cost of services revenue was 54% in the current quarter as compared to 56% for the same quarter last year. The decrease in cost of revenues as a percent of revenues in the current quarter for both product and services revenues reflects the relatively fixed nature of several of the costs associated with these revenue categories including amortization of capitalized software expenses and the non-variable organizational infrastructure of the services organization. To the degree that the Company's revenues grow in future periods, cost of revenue as a percent of revenue is expected to decrease as increased revenues are available to absorb those costs that are relatively fixed in nature.

SALES AND MARKETING

      Sales and marketing expenses for the quarter ended September 30, 1998 were $950,000 and increased by 29%, compared to expenses of $736,000 for the quarter ended September 30, 1997. The expense increase reflects increases in commissions related to revenue increases plus added marketing programs relative to supporting potential increases in future revenues.

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

      The additions to INSCI's product offerings, along with enhancements to existing products, have been funded by the Company's gross expenditures for software products. Gross product development expenses for the quarter ended September 30, 1998 were $877,000 before capitalization of software expenses of $259,000, for net product development expenses of $618,000. Gross development expenses for the quarter ended September 30, 1997 were $788,000, before capitalization of software expenses of $348,000, for net product development expenses of $440,000. The increase of gross expenditures for the current quarter compared to the same period last year is the result of additional expenditures to enhance the Company's newer line of NT and Web based products. Added development expenditures are typical in the early life cycle of software products.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $475,000 for the quarter ended September 30, 1998 and increased by 17% compared to $405,000 for the same quarter last year. This increase reflects expenses associated with the hiring of a President as an addition to the Company's executive organization, combined with expenses that were planned to be incurred during the Company's quarter ended June 30, 1998, that were deferred until the current quarter.

INTEREST INCOME, NET

      Net interest income for the quarter ended September 30, 1998 was $20,000 compared to $48,000 for the same quarter last year. The decrease reflects lower cash balances in the current quarter with correspondingly lower interest income.

NET INCOME (LOSS)

      Net loss for the quarter ended September 30, 1998 was $883,000 compared to a net loss of $774,000 for the quarter ended September 30, 1997. The Company expected to incur a loss for the current quarter due to the seasonal impact of lower summer revenues. The 14% increase in the loss for the current period as compared to the same period last year is primarily the result of increased expenditures related to the Company's new products.

      SIX MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997:

      Total revenue for the six months ended September 30, 1998 (the "current period") was $5,509,000 and increased by 49% compared to revenue of $3,700,000 for the six months ended September 30, 1997. Product revenue was $2,520,000 for the current period and increased by 81% compared to product revenue of $1,390,000 for the same period last year. The increase in product revenues reflects the impact of the Company's new Windows NT and Web based products and increasing utilization of indirect sales channels. Revenues sold through indirect sales channels, which include Unisys, Xerox and other third party selling partners, represented approximately 31% of the current period revenues compared to 21% for the same period last year. The Company believes that it now has the products and channels to support increased product revenue growth in future periods. However, the long sales cycle associated with the Company's market combined with large orders that will impact total quarterly revenues can result in quarter-to-quarter revenue volatility.

      Service revenues totaled $2,989,000 for the current period, and increased by 29% compared to revenues of $2,310,000 for the same period last year. Increased service revenues are linked to increases in product revenues and the Company's installed base. In many cases customers require the Company's systems integration and training support in order to efficiently implement the Company's software products. The Company expects services revenues to grow in relation to increases in product revenue growth.

      For the six months ended September 30, 1998, the Company received in excess of ten percent of its total revenues from Unisys Corp. A decline in revenues from this sales partner in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

      Gross margin for the six months ended September 30, 1998 was $3,243,000 and increased by 119% compared to gross margin of $1,480,000 for the same period last year. Gross margin as a percent of revenues was 59% for the current period compared to 40% for the same period last year. The increase in gross margin is primarily the result of increased product revenue for the current period.

      Cost of product revenue as a percentage of product revenue was 27% in the current period as compared to 54% for the same period last year. Cost of services revenue was 53% in the current period as compared to 64% for the same period last year. The decrease in cost of revenues as a percent of revenues in the current period for both product and services revenues reflects the relatively fixed nature of several of the costs associated with these revenue categories including amortization of capitalized software expenses and the non-variable organizational infrastructure of the services organization. To the degree that the Company's revenues grow in future periods, cost of revenue as a percent of revenue is expected to decrease as increased revenues are available to absorb those costs that are relatively fixed in nature.

SALES AND MARKETING

      Sales and marketing expenses for the period ended September 30, 1998 were $2,003,000 and increased by 15%, compared to expenses of $1,744,000 for the same period last year. The expense increase primarily reflects increases in commissions related to revenue increases. Sales and marketing expenses as a percent of revenue were 36% for the current period compared to 47% for the same period last year. The selling expense rates associated with increased revenues are less than the total selling expense base rate, which includes infrastructure expenses. As a result, sales and marketing expense as a percent of revenue decreased as current period revenues increased over last year. It is expected that sales and marketing expense as a percent of revenue will decrease to the extent that future revenues increase.

PRODUCT DEVELOPMENT

      Gross product development expenses for the six months ended September 30, 1998 were $1,683,000, before capitalization of software expenses of $594,000, for net product development expenses of $1,089,000. Gross product development expenses for the six months ended September 30, 1997 were $1,614,000, before capitalization of software expenses of $696,000, for net product development expenses of $918,000. Product development costs have increased in the current period reflecting additional expenditures associated with the Company's new NT and Web based products. The Company's current plans are to continue development expenditures at approximately the current level in order to maintain product leadership in the markets served.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $860,000 for the six months ended September 30, 1998 and increased by 1% compared to $849,000 for the same period last year. Changes in G&A expenses for the current period reflect added expenses associated with the addition of a President to the Company's executive staff, offset by decreases in professional fees as the Company's internal staff performed functions that were provided by outside services in the prior fiscal year.

INTEREST INCOME, NET

      Net interest income for the period ended September 30, 1998 was $45,000 compared to $94,000 for the same period last year. The decrease reflects lower cash balances in the current period with correspondingly lower interest income.

NET INCOME (LOSS)

      Net loss for the six months ended September 30, 1998 was $664,000 compared to a net loss of $1,937,000 for the six months ended September 30, 1997. The decrease in loss in the current period reflects revenues that grew by 49% compared to cost and expense increases of 10%.

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

FORWARD LOOKING COMMENTS

      During fiscal 1998, the Company's revenues were impacted by reduced demand for its Unix based software products during the first and second fiscal quarters. To offset this reduced demand and participate in the rapidly growing Windows NT based market, the Company introduced a Windows NT based product in October, 1997. In addition, during fiscal 1998, a significant portion of the Company's sales and technical resources were directed toward increased support of the Company's indirect sales channels, at the cost of reducing the Company's direct sales activities. The Company believes that opportunities to increase future revenues are best served by supporting these sales channels due to the existing customer relationships that these channels have and the relatively large number of sales personnel that the channels can direct to selling the Company's products, as compared to much lower sales coverage of the Company's internal direct sales force. The increase in revenues for the six months ended September 30, 1998 compared to the same period last year reflects the positive impact on revenues of the Company's new products and increased revenues through indirect channels. The Company is not able to predict, however, when and to what degree future revenue increases from its NT based products or increased use of sales channels may occur.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1998 the Company had $1,593,000 of cash and working capital of $1,353,000 in comparison to $3,238,000 of cash and working capital of $2,666,000 as of September 30, 1997. The present cash reserves of the Company are believed to be sufficient to meet the foreseeable needs of the Company. The Company has available a $1.5 million working capital bank line which it has not utilized. Accounts receivable were $2,526,000 with weighted days outstanding of 98 as of September 30, 1998 compared to receivables of $1,646,000 with weighted days outstanding of 77, as of September 30, 1997. The Company frequently provides extended payment terms on larger enterprise level sales, which may require integration services over several months. The increase in collection days reflects an increased mix of extended payment terms. The Company expects payment days to revert to the normal sixty to seventy day level over the next several months.

      The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                                             SIX MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            1998          1997
                                                            ----          ----
Cash provided by (used in)
  Operating activities                                    $  (266)      $  (990)
  Investing activities                                       (739)         (850)
  Financing activities                                          2            10
                                                          -------       -------
    Increase(decrease) in cash and cash equivalents       ($1,003)      ($1,830)
                                                          =======       =======
Cash and cash equivalents at end of period                $ 1,593       $ 3,238

      Cash use decreased by $827,000 for the six months ended September 30, 1998 compared to the same period last year, primarily as the result of a reduction in operating loss for the current period. The Company used cash of $266,000 in operating activities for the six months ended September 30, 1998. Net cash used in investing activities was $739,000 for the current period, primarily from additions to capitalized and purchased software. Cash provided by financing activities was minimal for the period, and reflected the exercise of Company stock options.

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

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 10, 1998, the Company's Annual Meeting of Stockholders ("Annual Meeting") was held at the Company's offices in Westborough MA. The record date to determine Stockholders entitled to vote at the Annual Meeting was July 28, 1998 and shares of the Company's Common Stock issued and outstanding as of this date and entitled to vote were 7,104,610 shares.

      The following individuals standing for re-election as Directors and/or nominated to serve as Directors were elected by a majority vote of shareholders:

      Dr. E. Ted Prince, Francis X. Murphy, Andre Daniel-Dreyfus, Thomas Farkas, Robert F. Little, Darryl R. Dobin and John A. Lopiano. All individuals standing for re-election as Directors and/or nominated to serve as Directors were elected by a majority of shareholders. Messrs. Prince, Murphy and Dreyfus were re-elected as Directors. Messrs. Farkas, Little and Lopiano were elected as new Directors. Dr. Prince received 4,912,245 votes for election, no votes against, and 154,835 abstentions. All other Director nominees received 4,912,445 for election, no votes against, and 154,635 abstentions.

      Shareholders approved by a majority vote to ratify the appointment of Pannell Kerr Forster PC as the independent public accountants for the Company's fiscal year ended March 31, 1998. The number of votes cast for the proposal were 5,037,610, against 10,090, and abstentions, 19,380.

      Shareholders approved by a majority vote to ratify and approve the Board of Directors' resolution to extend the expiration term of the non-qualified stock options granted to three former members of the Board of Directors and to current members of the Board and Executive Officers of the Company from 90 days following termination of service or departure from the Board or as Executive Officers to 24 months from termination or departure. The number of votes cast for the proposal were 4,680,174, against 383,506, and abstentions, 3,400.

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

      On September 10, 1998 the Company granted Mr. John Lopiano, as a new Director, 100,000 options to purchase 100,000 shares of the Company's Common Stock at $1.09 per share. Additionally, Frank Murphy, a Director of the Company, was granted 100,000 options to purchase 100,000 shares of the Company's Common Stock at $1.09 per share for Mr. Murphy's continued service as a Director of the Company. The stock options are subject to the terms and conditions of the Company's Directors Stock Option Plan. In addition, Mr. E. Ted Prince, Chairman of the Board and Chief Executive Officer, and Mr. Darryl Dobin, President of the Company, executed employment agreements with the Company.

      The Company's Audit Committee has been revised to include Andre Dreyfus, Chairman, Thomas Farkas and Roger Kuhn. Additionally, the Company's Compensation Committee was also revised to include Frank Murphy, Chairman, Robert Little and John Lopiano as members of the Committee. A majority of the Audit and Compensation Committees are comprised of independent directors of the Company.

      In accordance with the provisions of the stock purchase agreement for the Company's 8% Convertible Redeemable Preferred Stock ("Preferred Stock"), dividends for the quarter commencing October 1, 1998, will be increased to a rate of 11% per annum, from the previous 8% per annum rate that has been paid on this Preferred Stock. The Company may, at its election, pay dividends on this Preferred Stock in cash or by issuing additional Preferred Stock. To date, all dividends have been paid in the form of additional Preferred Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS.

                 Exhibit 27, Financial Data Schedule

        (B)  REPORTS ON FORM 8-K.

                 No Form 8-K's were filed by the Company during the quarter ended September 30, 1998

                                   SIGNATURE

      Pursuant to the requirements of the Securi-ties Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized. INSCI Corp

Date:  October 30, 1998               By:  /S/ ROGER C. KUHN
                                          -----------------------------
                                      Roger C. Kuhn
                                      Vice President and Chief Financial Officer