Form 10QSB
period 1998-12-31
INSCI CORP
filed 1999-02-12
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: December 31, 1998

[ ]  Transition report pursuant to Section 13 or 15d of the Securities
     Exchange Act of 1934 For the Transition period from _________ to __________

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

Yes   X       No
    -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                             Outstanding December 31, 1998
-------------------                             -----------------------------
Common stock, par value $.01                             7,544,065

Transitional Small Business Disclosure Format (check one)

Yes           No   X
    -----        -----

                                   INSCI CORP

                                      INDEX

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet as of  December 31, 1998                           3
            Statements of Operations for the Three Months and                4
            Nine Months Ended December 31, 1998 and 1997

            Statements of Cash Flows for the Nine Months                     5
            Ended December 31, 1998 and 1997

            Notes to Financial Statements                                    6

Item 2.     Management's Discussion and Analysis or Plan of Operation        8


PART II     OTHER INFORMATION

Item 4.     Submission of  Matters to a Vote of Security Holders             13

Item 5.     Other Information                                                14

Item 6.     Exhibits and Reports on Form 8-K                                 15

            Signature                                                        16

                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)
                                                                   DECEMBER 31,
 ASSETS                                                               1998
                                                                     -------
 Current assets:
   Cash and cash equivalents                                         $ 1,355
   Accounts receivable, net                                            3,391
   Inventory                                                              50
   Prepaid expenses and other                                            118
                                                                     -------
        Total current assets                                           4,914
 Property & equipment, net                                               706
 Capitalized software development costs,
   net of accumulated amortization of $472                             1,010
 Purchased software, net of accumulated amortization of $721           1,303
 Other assets                                                            254
                                                                     -------
 Total assets                                                        $ 8,187
                                                                     =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                      835
   Accrued compensation                                                  342
   Accrued vacation                                                      270
   Accrued commissions                                                   328
   Accrued and other liabilities                                         506
   Deferred maintenance revenue                                        1,069
                                                                     -------
        Total current liabilities                                      3,350
                                                                     -------
 Stockholders' equity :
   Common stock                                                           71
   Preferred stock                                                        23
   Additional paid-in capital                                         26,677
   Accumulated deficit                                               (21,934)
                                                                     -------
        Total stockholders' equity                                     4,837
                                                                     -------
 Total liabilities and stockholders' equity                          $ 8,187
                                                                     =======

                             See accompanying notes

                                   INSCI CORP
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          DECEMBER 31,                    DECEMBER 31,
                                                      1998           1997            1998              1997
                                                     -------        -------         -------          -------
Revenue
  Product                                            $ 2,065        $ 1,382         $ 4,585          $ 2,772
  Services                                             1,660          1,406           4,649            3,716
                                                     -------        -------         -------          -------
        Total revenue                                  3,725          2,788           9,234            6,488
                                                     -------        -------         -------          -------
Cost of revenue
  Product                                                315            324             983            1,311
  Services                                               797            636           2,395            1,869
                                                     -------        -------         -------          -------
        Total cost of revenue                          1,112            960           3,378            3,180
                                                     -------        -------         -------          -------
Gross margin                                           2,613          1,828           5,856            3,308
                                                     -------        -------         -------          -------
Expenses
  Sales and marketing                                  1,111            999           3,114            2,743
  Product development                                    588            465           1,677            1,383
  General and administrative                             545            395           1,405            1,244
                                                     -------        -------         -------          -------
        Total expenses                                 2,244          1,859           6,196            5,370
                                                     -------        -------         -------          -------
Income (loss) from operations                            369            (31)           (340)          (2,062)
                                                     -------        -------         -------          -------
Interest income, net                                      17             40              62              134
                                                     =======        =======         =======          =======
Net income (loss)                                        386              9            (278)          (1,928)
                                                     =======        =======         =======          =======

Preferred stock dividends                               (189)          (222)           (487)            (669)
                                                     -------        -------         -------          -------
Net income (loss) applicable
  to common shares                                     $ 197         $ (213)         $ (765)        $ (2,597)
                                                     =======        =======         =======          =======
Net income (loss) per common share                    $ 0.03        $ (0.05)        $ (0.11)         $ (0.58)
                                                     =======        =======         =======          =======
Weighted average common
  shares outstanding                                   7,370          4,638           7,095            4,476
                                                     =======        =======         =======          =======

                             See accompanying notes

                                   INSCI Corp
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                         Nine months ended
                                                            December 31,
                                                         1998            1997
                                                       -------         --------
Cash flows from operating activities:
  Net (loss)                                           $  (278)        $(1,928)
  Reconciliation of net (loss) to net cash
  used in operating activities:
    Depreciation and amortization                          313             271
    Amortization of deferred software costs                647             663
    Stock options granted for services                      50
    Changes in assets and liabilities:
      Accounts receivable                                 (487)            432
      Prepaid expenses and other current assets            (14)            (61)
      Accounts payable                                     (46)           (168)
      Accrued and other liabilities                       (297)           (410)
      Deferred maintenance revenue                         155              23
      Other assets and liabilities                        (113)             43
                                                       -------         --------
Net cash used in operating activities                      (70)         (1,135)
                                                       -------         --------
Cash flows from investing activities:
  Additions to capitalized software development
    costs                                                 (355)           (481)
  Additions to purchased software costs                   (441)           (557)
  Capital expenditures                                    (380)           (291)
                                                       -------         --------
Net cash used in investing activities                   (1,176)         (1,329)
                                                       -------         --------
Cash flows from financing activities:
    Proceeds from exercise of stock options                  5              29
                                                       -------         --------
Net cash provided by financing activities                    5              29
                                                       -------         --------

Net change in cash and cash equivalents                 (1,241)         (2,435)
Cash and cash equivalents at beginning of period         2,596           5,068
                                                       -------         --------
Cash and cash equivalents at end of period             $ 1,355         $ 2,633
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

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of operations for the three months and nine months ended December 31, 1998 and 1997 and cash flows for the nine months ended December 31, 1998 and 1997.

         The financial statements included herein include consolidated results for the Company's two wholly owned subsidiaries; (1) INSCI (UK) Limited, a product development center located in the United Kingdom, and (2) INSCI Philippines, Inc., a sales, support and product development center located in the Philippines. During fiscal 1998, the Company's Board of Directors approved the closing of the Company's Philippine subsidiary. This operation has been closed as of December 31, 1998. Neither of these subsidiaries are financially significant to the consolidated results of the Company.

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE

         Basic earnings (loss) per share is computed by dividing net income
(loss) after preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents include convertible preferred stock and stock options and warrants. Dilutive earnings (loss) per share has not been presented for the three month and nine month periods ended December 31, 1998 and 1997 since the inclusion of common stock equivalents would have been anti-dilutive.

CONTINGENCIES

         Registration Rights. On October 6, 1997 the Securities and Exchange Commission declared effective the Form S-1/A(2) Registration Statement (File Number 333-22187) that the Company filed with the Commission for 16,769,991 shares of common stock, of which 4,000,000 are reserved for acquisitions, 2,860,565 for selling shareholders and the balance of 9,909,426 for potential issuance pursuant to rights granted to unit holders, convertible preferred stockholders, and warrants and options issued by the Company. The registration included "piggyback" shares pursuant to rights that the Company has granted to the holders of certain warrants and shares of the Company's stock. The Company did not file its Registration Statement within the time specified within its registration rights agreements and as a result, could be subject to claims by security holders that they were unable to convert their securities into shares of registered Common Stock.

      The Company will be required to file a post effective amendment to update the S-1 Registration Statement with respect to the 4,000,000 shares reserved for acquisitions to keep the Registration Statement effective. The Company believes that the selling shareholders listed in the Registration Statement will qualify under other exemptions under the Securities Act of 1933, as amended.

CREDIT FACILITY

          On August 7, 1998, the Company and Silicon Valley Bank ("SVB") finalized a bank line of credit Agreement ("Agreement"). The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $2 million and a quick ratio of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. To date, the Company has not utilized any portion of this credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

COMPARISON OF RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                                              Items as percent of total revenue
                                                            Three months ended Nine months ended
                                                         Decmber 31                    December 31
                                                    1998           1997            1998            1997
                                                  -----          -----           -----           -----
Revenue                                               %              %               %               %
  Product                                            55             50              50              43
  Services                                           45             50              50              57
                                                  -----          -----           -----           -----
        Total revenue                               100            100             100             100
Cost of revenue
  Product                                             8             12              11              20
  Services                                           21             23              26              29
                                                  -----          -----           -----           -----
        Total cost of revenue                        29             35              37              49
                                                  -----          -----           -----           -----
Gross margin                                         71             65              63              51
Expenses
  Sales and marketing                                30             36              34              42
  Product development                                16             17              18              21
  General and administrative                         15             14              15              19
                                                  -----          -----           -----           -----
        Total expenses                               61             67              67              82
                                                  -----          -----           -----           -----
Income (loss) from operations                        10             -2              -4             -31
Interest income, net                                  0              1               1               2
                                                  -----          -----           -----           -----
Net income (loss)                                    10             -1              -3             -29
                                                  =====          =====           =====           =====

THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997:

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

         Total revenue for the quarter ended December 31,1998 (the "current quarter") was $3,725,000 and increased by 33% compared to revenue of $2,788,000 for the quarter ended December 31, 1997. The increase in sales in this fiscal year's third quarter was largely driven by market acceptance of the Company's new COINSERV(TM) for Windows NT and Web-based products. Sales increased through both the Company's direct and indirect sales channels, which include such strategic partners as Xerox, Unisys and Fuji Xerox. The December 31, 1998 quarter represented the highest quarterly revenue in the Company's history.

         Product revenue was $2,065,000 for the current quarter and increased by 49% compared to product revenue of $1,382,000 for the same quarter last year. The increase in product revenues reflects increases from the Company's new NT based products. Service revenues, which include systems integration and customer support services, totaled $1,660,000 for the current quarter, and increased by 18% compared to revenues of $1,406,000 for the same period last year. This increase reflects a growing installed base of customers that require integration and support services. To the degree that the Company's revenues grow over the next several quarters, it is expected that product revenues will grow at a faster rate than service revenues as the result of the Company's new products.

         For the quarter ended December 31, 1998, the Company received in excess of ten percent of its total revenues from Unisys Corp, a strategic sales partner of the Company. A decline in revenues from this sales partner in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

         Gross margin for the quarter ended December 31, 1998 was $2,613,000 and increased 43% compared to gross margin of $1,828,000 for the same quarter last year. Gross margin as a percent of revenues was 71% for the current quarter compared to 65% for the same quarter last year. The increase in gross margin is primarily the result of increased product revenue for the current quarter.

         Cost of product revenue as a percentage of product revenue was 15% in the current quarter as compared to 23% for the same quarter last year. Cost of services revenue was 48% in the current quarter as compared to 45% for the same quarter last year. The decrease in cost of product revenue as a percent of revenues in the current quarter reflects the relatively fixed nature of amortization costs of capitalized software. To the degree that the Company's product revenues grow in future periods, cost of revenue as a percent of revenue is expected to decrease as increased revenues are available to absorb amortization costs.

SALES AND MARKETING

         Sales and marketing expenses for the quarter ended December 31, 1998 were $1,111,000 and increased by 11%, compared to expenses of $999,000 for the quarter ended December 31, 1997. The expense increase reflects increases in commissions related to revenue increases plus added marketing programs relative to generating potential revenue increases in future quarters.

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

          The additions to INSCI's product offerings, along with enhancements to existing products, have been funded by the Company's gross expenditures for software products. Gross product development expenses for the quarter ended December 31, 1998 were $936,000 before capitalization of software expenses of $348,000, for net product development expenses of $588,000. Gross development expenses for the quarter ended December 31, 1997 were $808,000, before capitalization of software expenses of $343,000, for net product development expenses of $465,000. The increase of gross expenditures for the current quarter compared to the same period last year is the result of additional expenditures to enhance the Company's newer line of NT and Web based products. Added development expenditures are typical in the early life cycle of software products.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $545,000 for the quarter ended December 31, 1998 and increased by 38% compared to $395,000 for the same quarter last year. This increase reflects expenses associated with the addition of a President to the Company's executive organization, combined with incentives related to the increase in revenues and profitability for the current quarter.

INTEREST INCOME, NET

         Net interest income for the quarter ended December 31, 1998 was $17,000 compared to $40,000 for the same quarter last year. The decrease reflects lower cash balances in the current quarter with correspondingly lower interest income.

NET INCOME (LOSS)

         Net income for the quarter ended December 31, 1998 was $386,000 compared to a net income of $9,000 for the quarter ended December 31, 1997. The increase in net income reflects revenue growth of 33% and gross margin growth of 43%, compared to expense growth of 21%.

NINE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997:

         Total revenue for the nine months ended December 31, 1998 (the "current period") was $9,234,000 and increased by 42% compared to revenue of $6,488,000 for the nine months ended December 31, 1997. Product revenue was $4,585,000 for the current period and increased by 65% compared to product revenue of $2,772,000 for the same period last year. The increase in product revenues reflects the impact of the Company's new Windows NT and Web based products and increasing utilization of both direct and indirect sales channels. Revenues sold through indirect sales channels include Unisys, Xerox and several other third party selling partners. The Company believes that it now has the products and channels to support increased product revenue growth in future periods. However, the long sales cycle associated with the Company's market combined with large orders that will impact total quarterly revenues can result in quarter-to-quarter revenue volatility.

         Service revenues totaled $4,649,000 for the current period, and increased by 25% compared to revenues of $3,716,000 for the same period last year. Increased service revenues are linked to increases in product revenues and the Company's installed base. In many cases customers require the Company's systems integration and training support in order to efficiently implement the Company's software products. The Company expects services revenues to grow in relation to increases in product revenue growth.

         For the nine months ended December 31, 1998, the Company received in excess of ten percent of its total revenues from Unisys Corp. A decline in revenues from this sales partner in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

         Gross margin for the nine months ended December 31, 1998 was $5,856,000 and increased by 77% compared to gross margin of $3,308,000 for the same period last year. Gross margin as a percent of revenues was 63% for the current period compared to 51% for the same period last year. The increase in gross margin is primarily the result of increased revenue for the current period.

         Cost of product revenue as a percentage of product revenue was 21% in the current period as compared to 47% for the same period last year. The decrease in cost of product revenues as a percent of revenues reflects the relatively fixed nature of amortization of capitalized software expenses which do not increase at the same rate as revenues increases. Cost of services revenue was 52% in the current period as compared to 50% for the same period last year. The increase in cost of services revenues reflects differences in mix and pricing of services provided and is not indicative of any changes in ongoing trends. To the extent that the Company's revenues grow in future periods, cost of revenue as a percent of revenue is expected to decrease as increased revenues are available to absorb those costs that are relatively fixed in nature.

SALES AND MARKETING

         Sales and marketing expenses for the nine months ended December 31, 1998 were $3,114,000 and increased by 14%, compared to expenses of $2,743,000 for the same period last year. The expense increase primarily reflects increases in commissions related to revenue increases. Sales and marketing expenses as a percent of revenue were 34% for the current period compared to 42% for the same period last year. The selling expense rates associated with increased revenues are less than the total selling expense base rate, which includes infrastructure expenses. As a result, sales and marketing expense as a percent of revenue decreased as current period revenues increased over last year. It is expected that sales and marketing expense as a percent of revenue will decrease to the extent that future revenues increase.

PRODUCT DEVELOPMENT

         Gross product development expenses for the nine months ended December 31, 1998 were $2,473,000, before capitalization of software expenses of $796,000, for net product development expenses of $1,677,000. Gross product development expenses for the nine months ended December 31, 1997 were $2,421,000, before capitalization of software expenses of $1,038,000, for net product development expenses of $1,383,000. Net product development costs have increased in the current period reflecting additional expenditures associated with the Company's new NT and Web based products. The Company's current plans are to continue development expenditures at approximately the current level in order to maintain product leadership in the markets served.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1,405,000 for the nine months ended December 31, 1998 and increased by 13% compared to $1,244,000 for the same period last year. Changes in G&A expenses for the current period reflect added expenses associated with the addition of a President to the Company's executive staff combined with increases in management incentives related to improved profitability.

INTEREST INCOME, NET

         Net interest income for the period ended December 31, 1998 was $62,000 compared to $134,000 for the same period last year. The decrease reflects lower cash balances in the current period with correspondingly lower interest income.

NET INCOME (LOSS)

         Net loss for the nine months ended December 31, 1998 was $278,000 compared to a net loss of $1,928,000 for the nine months ended December 31, 1997. The decrease in loss in the current period reflects revenues that grew by 42% compared to expense increases of 15%.

YEAR 2000 COMPUTER SOFTWARE CONVERSION

         Many computer systems will experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has assessed both internal readiness of its computer systems and the compliance of its computer software sold to customers for its ability to process the year 2000. The Company believes that it is materially ready to process year 2000 requirements and that the remaining minor changes scheduled to be completed over the next four months will be successfully implemented as part of the Company's normal maintenance update of internal systems. The majority of the costs associated with implementing the Company's year 2000 compliance program have already been recognized and have not been material in terms of the Company's financial operating results. Costs associated with implementing the final portions of the Company's program over the next four months are not expected to be material. The Company believes there is little risk associated year 2000 issues relative to its internal operations or computer software sold. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes. The Company's inability to implement such changes could have an adverse effect on future results of operations.

FORWARD LOOKING COMMENTS

         During fiscal 1998, the Company's revenues were impacted by reduced demand for its Unix based software products during the first and second fiscal quarters. To offset this reduced demand and participate in the rapidly growing Windows NT based market, the Company introduced a Windows NT based product in October, 1997. In addition, during fiscal 1998, a significant portion of the Company's sales and technical resources were directed toward increased support of the Company's indirect sales channels, at the cost of reducing the Company's direct sales activities. The Company believes that opportunities to increase future revenues are best served by supporting these sales channels due to the existing customer relationships that these channels have and the relatively large number of sales personnel that the channels can direct to selling the Company's products, as compared to much lower sales coverage of the Company's internal direct sales force. The increase in revenues for the nine months ended December 31, 1998 compared to the same period last year reflects the positive impact on revenues of the Company's new products and increased revenues through indirect channels. The Company is not able to predict, however, when and to what degree future revenue increases from its NT based products or increased use of sales channels may occur.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998 the Company had $1,355,000 of cash and working capital of $1,564,000 in comparison to $2,633,000 of cash and working capital of $2,440,000 as of December 31, 1997. The present cash reserves of the Company are believed to be sufficient to meet the foreseeable needs of the Company. The Company has available a $1.5 million working capital bank line which it has not utilized. Accounts receivable were $3,391,000 with weighted days outstanding of 39 as of December 31, 1998 compared to receivables of $2,059,000 with weighted days outstanding of 38, as of December 31, 1997. The Company targets average collections at 45 days. Actual receivable days were below this target due to the lack of any extended payment terms in the Company's current mix of receivables.

         The Company's cash flows are summarized below for the periods indicated: (in thousands)

                                                NINE MONTHS ENDED DECEMBER 31,
                                                    1998            1997
                                                    ----            ----
Cash provided by (used in)
  Operating activities                             $   (70)        $(1,135)
  Investing activities                              (1,176)         (1,329)
  Financing activities                                   5              29
                                                   -------         -------
    Increase(decrease) in cash and cash
      equivalents                                  $(1,241)        $(2,435)
                                                   =======         =======

Cash and cash equivalents at end of period         $ 1,355         $ 2,633

         Cash use decreased by $1,194,000 for the nine months ended December 31, 1998 compared to the same period last year, primarily as the result of a reduction in net loss for the current period. The Company used cash of $70,000 in operating activities for the nine months ended December 31, 1998. Net cash used in investing activities was $1,176,000 for the current period, primarily from additions to capitalized and purchased software. Cash provided by financing activities was minimal for the period, and reflected the exercise of Company stock options.

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

ITEM 5.  OTHER INFORMATION

         On August 7, 1998, the Company and Silicon Valley Bank ("SVB") finalized a bank line of credit Agreement ("Agreement"). The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $2 million and a quick ratio of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. To date, the Company has not utilized any portion of this credit facility.

         On September 10, 1998 the Company granted Mr. John Lopiano, as a new Director, 100,000 options to purchase 100,000 shares of the Company's Common Stock at $1.09 per share. Additionally, Frank Murphy, a Director of the Company, was granted 100,000 options to purchase 100,000 shares of the Company's Common Stock at $1.09 per share for Mr. Murphy's continued service as a Director of the Company. These stock options vest one third annually over three years and were granted in accordance with and are subject to the terms and conditions of the Company's Directors Stock Option Plan. In addition, Mr. E. Ted Prince, Chairman of the Board and Chief Executive Officer, and Mr. Darryl Dobin, President of the Company, executed employment agreements with the Company.

         The Company's Audit Committee has been revised to include Andre Dreyfus, Chairman, Thomas Farkas and Roger Kuhn. Additionally, the Company's Compensation Committee was also revised to include Frank Murphy, Chairman, Robert Little and John Lopiano as members of the Committee. A majority of the Audit and Compensation Committees are comprised of independent directors of the Company.

         In accordance with the provisions of the stock purchase agreement for the Company's 8% Convertible Redeemable Preferred Stock ("Preferred Stock"), dividends for the quarter commencing October 1, 1998, increased to a rate of 11% per annum, from the previous 8% per annum rate that has been paid on this Preferred Stock. The Company may, at its election, pay dividends on this Preferred Stock in cash or by issuing additional Preferred Stock. To date, all dividends have been paid in the form of additional Preferred Stock.

         The Company has resolved all pending claims with holders of 187,500 warrants. The Company has issued an aggregate of 70,000 shares of its Common Stock in consideration for the warrant holders' surrender of their warrants for cancellation by the Company. The warrant holders have released the Company from liability in connection with the warrant holders claims.

         The Company has entered into individual consulting agreements with Xcel Associates, Inc., D. Weckstein & Co., Inc., J. Michael Reisert Group, Jerry Franz and Marc Kalish. The respective agreements provide for business consultation and advisory services related to increasing market awareness of the Company's common stock, and providing strategic planning.

         In consideration for the consulting services to be provided by Xcel Associates, Inc. ("XAI"), the Company has agreed pay XAI the sum of $5,000 per month for a period of six months in addition, the Company has agreed at its sole option to either pay XAI the additional sum of $4,000 per month for the six (6) month term of the agreement or to grant 100,000 stock options, exercisable in one/sixth increments every 30 days over the term of the agreement to purchase Insci Common Stock at $1.04 per share. The exercise price of the options is based upon the 10 day average closing price of the Company's common stock immediately proceeding the date of the agreement. In accordance with the terms of the agreement, the option may not be exercised after January 1, 2002.

         In consideration for the consulting services to be provided by D. Weckstein & Co., Inc. ("Weckstein"), the Company has agreed at its sole option to either pay Weckstein the sum of $2,000 per month for the six (6) month term of the agreement or to grant 50,000 stock options, exercisable in one/sixth increments every 30 days over the term of the agreement to purchase Insci Common Stock at $1.04 per share. The exercise price of the options is based upon the 10 day average closing price of the Company's common stock immediately proceeding the date of the agreement. In accordance with the terms of the agreement, the option may not be exercised after January 1, 2002.

         In consideration for the consulting services to be provided by J. Michael Reisert Group ("Reisert"), the Company has agreed at its sole option to either pay Reisert the sum of $1,500 per month for the six (6) month term of the agreement or to grant 36,000 stock options, exercisable in one/sixth increments every 30 days over the term of the agreement to purchase Insci Common Stock at $1.04 per share. The exercise price of the options is based upon the 10 day average closing price of the Company's common stock immediately proceeding the date of the agreement. In accordance with the terms of the agreement, the option may not be exercised after January 4, 2001.

         The Company has also entered into separate Business Consulting Agreements with Messrs. Jerry Franz and Marc Kalish. Under the terms of the respective consulting agreements, the Company at its sole option may pay a one-time fee of $5,000, or, in the alternative, at the Company's option, to grant 5,000 stock options exercisable at $1.04 per share. The exercise price of the options is based upon the 10 day average closing price of the Company's common stock immediately proceeding the agreements. In accordance with the terms of the respective agreements, the options may not be exercised after January 5, 2000.

         The Company intends to file a Form S-8 Registration Statement for the shares of common stock underlying the stock options granted under the aforementioned consulting agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.

              Exhibit 27, Financial Data Schedule

          (B) REPORTS ON FORM 8-K.

              A report on Form 8-K, dated December 23, 1998, was filed by the Company on December 30, 1998, regarding the extension of the expiration date of the Company's warrants from December 31, 1998 to December 31, 1999, which are exercisable at $9.00 per share.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                INSCI CORP

Date:  February 12, 1999               By:      /S/ ROGER C. KUHN
                                                ----------------------------
                                                Roger C. Kuhn
                                                Vice President and Chief
                                                  Financial Officer

[OBJECT OMITTED]