Form 10KSB
period 1999-03-31
INSCI CORP
filed 1999-06-28
CIK 878612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIIES
                              EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:                               COMMISSION FILE NUMBER
       MARCH 31, 1999                                             1-12966
--------------------------------------------------------------------------------
                                  INSCI CORP
--------------------------------------------------------------------------------
               (Exact name of registrant specified in its charter)

    DELAWARE      TWO WESTBOROUGH BUSINESS PARK, WESTBOROUGH, MA   06-1302773
    --------      ----------------------------------------------   ----------
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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

      Revenues for the fiscal year ended March 31, 1999 were $12,406,000.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the closing bid and asked quotations for the Common Stock on June 17, 1999, as reported by NASDAQ, was approximately $30,020,000. As of June 17, 1999, registrant had outstanding 8,556,316 shares of Common Stock.

Part III incorporates information by reference to the registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1999.

==============================================================================

                                   INSCI CORP
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                      INDEX

PART I
                                                                            PAGE
                                                                            ----
Item 1      Description of Business .......................................    3

Item 2      Description of Properties .....................................    9

Item 3      Legal Proceedings .............................................    9

Item 4      Submission of Matters to a Vote of Securities Holders .........   10

PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters .........................................   10

Item 6      Management's Discussion and Analysis or Plan of Operations ....   10

Item 7      Financial Statements ..........................................   17

Item 8.     Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosures ........................   17

PART III

Item 9.     Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of the Exchange Act ..   17

Item 10     Executive Compensation ........................................   18

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management ..................................................   18

Item 12     Certain Relationships and Related Transactions ................   18

Item 13     Exhibits and Reports on Form 8-K ..............................   18

SIGNATURES ................................................................   20

EXHIBIT INDEX..............................................................   21

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

      INSCI Corp (INSCI or the Company) develops, markets and services a family of integrated software solutions designed for use in various business applications encompassing enterprise level customer service, electronic commerce, workflow management, internet printing and reprinting, and electronic bill presentment and payment functionality.

      These software solutions are designed to provide customers with the ability to electronically store and manage high volumes of transaction documents and reports, and to rapidly access these documents for reference, printing or delivery via the internet or other electronic means. The use of INSCI software products typically enables the customer to increase productivity and operational efficiencies, reduce and/or eliminate document warehousing and handling costs, increase the level of customer service, generate additional revenue sources or gain other competitive advantages. These products are based on open client/server architecture capable of integrating with most computing platforms, data output formats, hardware storage devices and complementary e-commerce, electronic bill presentment, and on-line retailing technologies.

      The Company has established strategic relationships with many leading technology and service providers including Unisys, Xerox, Fuji Xerox, Moore North America, Storage Technology, First Data Investor Services, Swets Document Systems, Geneva Digital, and Media Knowledge Decisions (MKD). The primary markets for INSCI products are financial services (including banking and credit card issuers), insurance, telecommunications, utilities, healthcare and government. INSCI markets its products worldwide through direct and reseller channels.

      During fiscal 1999, the Company implemented several key strategic business initiatives. The Company's management believes that the investments made in these areas are vital to attaining sustainable long-term competitive advantages. Among these initiatives were:

o enhancements and upgrades to the COINSERV software suite, with special emphasis on dual Unix and Windows NT platform upgrades, additional WebCOINS Internet functionality, COINS-CD enhancements, and additional COINSflow workflow functionality,

o increased focus on improved quality assurance standards and customer satisfaction,

o expansion of direct and indirect sales channels in the US and other geographies,

o strengthening of technology and marketing partner alliances, including extended marketing agreements with Xerox, Unisys and Moore North America and a new alliance with Media Knowledge Decisions,

o entry into new high-growth markets including e-commerce, electronic bill presentment and payment, and on-line retailing,

o  expansion of consulting and integration services,

o  and an emphasis on employee motivation, training and retention.

      INSCI's products typically are found in those areas of an organization where the electronic availability of customer-facing documents, source documents and reports is necessary to support the business function. Customer-facing documents vary by industry but generally include invoices, statements, purchase orders, policies, and transaction confirmation documents that are produced in high volume. Source documents may include new account applications, signature cards, purchase orders, signed bills of lading, insurance claim forms and other similar documents. These types of documents require electronic indexing and storage to enable rapid retrieval and viewing for customer support functions, for adherence to regulatory requirements, for data analysis and report generation, for inclusion in Enterprise Resource Planning (ERP) implementations, and for e-commerce applications.

      Electronic commerce is rapidly becoming a critical business requirement. New capabilities such as electronic bill presentment, customer access to statements and bills, and integrated invoicing and marketing extend the value of conventional printing and distribution of customer-facing documents. INSCI's software provides the core digital document repository and Web-based access and delivery capabilities that are required for electronic commerce applications. This constitutes the "digital back office" for e-commerce.

      INSCI also offers numerous services including consulting, systems integration, software installation, training, software maintenance and technical support. INSCI's advanced systems integration services division works with customers to integrate technologies into their business environments to more effectively leverage current and future investments in technology.

MANAGEMENT CHANGES

      On July 27, 1998, Mr. Darryl R. Dobin was appointed President and Chief Operating Officer of the Company. As of March 31, 1999, Mr. John L. Gillis, Executive Vice President, resigned from the Company.

      On June 18, 1998, Messrs. Richard Gerstner, Leonard Gartner and Mitchell Klein resigned from the Board of Directors. Their resignations were not as a result of a disagreement with the Company's operations, policies or practices but rather a difference of opinion with respect to the exercise of their business judgment concerning the extension and renewal of the employment agreement of the Company's Chief Executive Officer, Dr. E. Ted Prince. Following their resignations, the Board appointed three new independent Directors, Thomas Farkas, Robert F. Little and John A. Lopiano.

      On September 10, 1998, at the Company's Annual Meeting of Stockholders, E. Ted Prince, Andre Daniel-Dreyfus, Darryl R. Dobin, Thomas Farkas, Robert F. Little, John A. Lopiano and Francis X. Murphy were elected by Shareholders to serve as directors of the Company for the ensuing year.

SOFTWARE PRODUCTS AND SERVICES

THE INSCI COINSERV SUITE

      INSCI's COINSERV (Computer Output Information Server) family of integrated, client/server based software solutions enable customers to store, manage, access and distribute high volumes of transaction documents and reports. This software utilizes optical disk, CD, automated tape libraries to index, archive, retrieve and distribute computer-generated documents and scanned images including transaction documents and data. Documents are stored in a Digital Document Repository (DDR) and can be rapidly retrieved for on-demand viewing, printing, Internet distribution, CD distribution and re-purposed for interactive Internet presentment and other e-commerce functions. The COINSERV product suite enables organizations to use existing print applications as the gateway for implementing digital document repositories, preserving their investment in legacy applications as well as establishing the required infrastructure for e-commerce applicability.

      COINSERV products are currently installed at over 500 customer sites worldwide. These systems are used in a wide range of vertical industry segments and deployed in departmental and enterprise-wide configurations. COINSERV systems support a wide variety of diverse data formats including IBM mainframe formats; UNISYS mainframe formats; UNIX and PC print output formats; intelligent data streams such as IBM Advanced Function Presentation (AFP), Xerox Metacode and DJDE, PCL, and Adobe PDF; and scanned documents in TIFF format. The COINSERV software suite encompasses the following products:

COINSERV FOR WINDOWS NT

      COINSERV for Windows NT is a high volume, high-speed document archive and retrieval system that uses magnetic disk, RAID storage, and high-density, low-cost optical discs in a client-server environment based on Microsoft Windows NT server. It is designed to maximize the processing power of the Windows NT Server through the use of its architectural features and a design that supports and utilizes multiprocessor enterprise-class systems. The system utilizes the graphical user interface and monitoring capabilities of the Windows NT environment to provide an easy-to-use administrative interface and lights-out operation. COINSERV for Windows NT incorporates the comprehensive document archival and retrieval capabilities of the Company's UNIX-based product but utilizes a completely new, open architecture that supports Microsoft environments. The product runs on PC based hardware running Microsoft Windows NT Server 4.0 and can be accessed from Windows PCs and Web browsers on any platform. COINSERV for Windows NT was awarded Product of the Year by Imaging & Document Solutions magazine in January of 1999.

WEBCOINS

      WebCOINS provides access to COINSERV digital document repositories through standard Web browsers. WebCOINS delivers archived documents in formats that are widely used within the industry. For plain-text documents it uses HTML, which is directly displayable by browsers such as Microsoft Internet Explorer or Netscape Navigator/Communicator. For intelligent data streams, it uses Adobe PDF format which is displayable in the browser through the use of the Adobe Acrobat Reader, a widely used free component and de facto industry standard. WebCOINS provides an Internet distribution capability for the deployment of e-commerce and customer self-service applications.

ADVANCED COINSERV FOR UNIX

      INSCI's flagship digital document repository product, Advanced COINSERV is a UNIX-based system that provides high-volume archiving and retrieval of transaction documents generated from computer output or scanned images. As a key component of the COINSERV suite, it is the digital document hub for LAN/WAN, Internet, and API access, for document distribution via CD-R, for workflow-based electronic messaging, and for production reprints to high speed printing devices. Advanced COINSERV uses magnetic disk, RAID storage, and high-density, low-cost optical discs in a client-server environment. A wide variety of devices can be used to access the digital document repository including Windows PCs and Web browsers on any platform. Advanced COINSERV has received a constant stream of enhancements and extensions to maintain its competitive position.

WINCOINS32

      WinCOINS32 is dedicated client software for accessing COINSERV document repositories from a 32-bit workstation running Microsoft Windows 95 or Windows NT. Access to the entire document repository is enabled through an easy-to-use interface for displaying, printing, faxing, or exporting documents at any workstation. WinCOINS32 offers API-level embedded viewing technology for interpreting, displaying and printing native intelligent data streams at the workstation. The WinCOINS32 software supports standard data streams such as AFP, Metacode, DJDE, PCL, PDF, line data and TIFF images.

ADVANCED COINSCAN

      Advanced COINScan is a multi-featured image capture solution for scanning, indexing and processing images that are stored in COINSERV digital document repositories. The scanning component enables source document scanning from a wide variety of industry-standard scanners. The product is scaleable and configurable to meet the volume and indexing needs of many different document-imaging profiles. Advanced COINScan incorporates broad functionality including batch imaging, image enhancement, optical character recognition (OCR), intelligent character recognition (ICR), bar code recognition (BCR), and upload to COINSERV document repository systems or other storage systems.

COINSFLOW

      COINSflow is a customer-focused, service-oriented workflow system designed to facilitate and improve business processes through automated routing, tracking, notification and action assignment. This workflow software builds, executes and analyzes business processes in a highly graphical environment, bringing together customer information from disparate sources and presenting it as a case folder which may be tracked and accessed throughout a customer's organization. Users can build business processes, using a graphical flow-charting concept, from a library of pre-defined tasks customized to a particular business. The case server also performs unattended tasks that are part of a workflow process and requires no user interface. Whether used for business process implementation or for document-oriented activities, COINSflow provides integrated work process management functionality for the user organization.

COINSPDF

      COINSPDF is a form overlay option that allows customers to create Adobe PDF-based form overlays from any original document source and to use those form overlays with their archived plain-text documents. When retrieving from the document repository, COINSPDF provides presentation and display of the retrieved documents with all of the visual attributes that Adobe PDF offers. Customers can provide an archived document display to their users, with the ability to alter the appearance and re-purpose documents where appropriate. With the growing need to display documents for customer service or other purposes, COINSPDF enables deployment of user-focused displays and printing.

MONARCH FOR COINSERV

      Monarch for COINSERV is data mining software that provides workstation-based report mining and analysis. This tool is a private-label version of Datawatch's Monarch product. Monarch for COINSERV enables users to identify, extract, and analyze the contents of documents from the COINSERV digital document repository. This software can be used to manipulate document information into field-oriented data on a PC workstation, generate calculated fields, provide graphic representations of the analyzed data, and export results to other desktop tools such as spreadsheets and databases. For situations where report data is regularly transcribed and used to analyze or summarize results, Monarch for COINSERV is a way of accessing and extracting knowledge from the corporate "memory" contained in the document repository.

COINS-CD

      COINS-CD is Windows NT-based software for CD-R distribution of archived documents. This product combines INSCI's core technology with CD-R functionality to enable document and data distribution to remote users, external customers, non-networked users, or anyone who needs specific access to documents independent of a central document repository. COINS-CD processes computer generated output, either from magnetic tapes, file transfer, or extracted from the main COINSERV document repository. COINS-CD performs the same reading, extracting, and indexing that the COINSERV products perform and then records the information on CD-R. Varied means of distribution is becoming an important part of any document repository strategy, and COINS-CD provides a solution of fulfilling this requirement.

SETUP EXPERT

      Setup Expert is a graphical interface that leads a user through the steps to create an application definition file for COINSERV systems. This software provides a point and click approach that can be used to simplify the process of setting up or modifying a document archive and retrieval application. Setup Expert allows a systems administrator or analyst to graphically set up document parameters, define key and secondary filter indexes, establish directory paths to source files, and define page types and overlays associated with each page type. This software can be used with line-data type files and documents but does not support intelligent print data streams.

INSCI CUSTOMER INTEGRATION SERVICES

      Utilizing INSCI's core products and technologies and the capabilities of its consulting resources, INSCI has developed specialized systems integration approaches and methodologies that allow it to carry out the implementation of advanced solutions within large and complex client environments. These methodologies encompass project direction and management, quality assurance and control, and testing disciplines that are essential for mission-critical solutions in large organizations with massive data stores and critical processing time frames. Based upon expertise in integrated output management, electronic printing, imaging, document management, on-demand printing, data storage, and data mining, INSCI provides services and solutions to global problems in the customer service and data storage areas. With these project management, technical, product and architectural skills, INSCI is able to offer a unique set of solutions and capabilities to organizations that are seeking more than a software product to satisfy their organizational and business requirements.

INSCI STRATEGIC ALLIANCES

      INSCI has developed several strategic business alliances through which the Company extends its marketing efforts and generates sales. In the course of fiscal 1999, the Company announced new and/or expanded marketing and sales alliances with Xerox Corporation, Moore North America, Fuji Xerox and others. In addition, Unisys Corporation, an existing reseller of the Company's products, implemented a program to dedicate additional resources to selling and marketing INSCI products. In November 1998, Xerox Corporation and INSCI jointly announced an expanded marketing alliance. INSCI was the only partner added to this program in all of 1998. INSCI also is a Participating Sponsor of Xerox's DocuWorld initiative, which provides a worldwide forum for select companies to present information regarding their document automation products in conjunction with Xerox Corporation.

      INSCI currently has agreements with a limited number of value added resellers ("VAR's"). VAR's generally are organizations that sell their own computer application software systems to special vertical markets, such as banks, health care organizations or credit unions. VARs sell INSCI's products as part of an integrated system of hardware and software for the VAR's customers. INSCI sells its products directly to VARs for resale to the VARs' customers.

      The Company believes that its digital document repository, imaging, workflow and Web-based technologies and products are essential to comprehensive customer solutions, as well as a mandatory infrastructure requirement for e-commerce applications. INSCI believes that companies in the information retrieval, e-commerce, electronic bill presentment and payment (EBPP), enterprise resource planning (ERP), and on-line retailing are likely to require high-volume digital archival and retrieval technology in order to meet their own objectives. The Company intends to continue discussions with such companies with a view to forming alliances that will expand its market presence and generate further sales.

PRODUCT DEVELOPMENT

      The market for data storage and retrieval products is highly competitive and characterized by frequent technological change. Consequently, INSCI must continually enhance its products and continue to develop new products. INSCI Corp utilizes its staff of development engineers and customer support personnel to identify, design, and develop product enhancements and new products. The Company has additionally increased the amount of development it performs by locating some work offshore where resources are less costly, thus enabling the Company to compete more effectively against many competitors with far greater resources than it possesses.

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

      INSCI has developed several strategic business alliances through which the Company generates sales. During fiscal 1997, the Company announced new sales alliances with Xerox Corporation, Storage Technology Corporation, Moore Corporation, as well as others. In addition, Unisys Corporation, an existing reseller of the Company's products, announced a program to dedicate additional resources to selling and marketing INSCI's products. In March 1998, Xerox Corporation selected the Company as one of seven participants in Xerox's Docuworld initiative, which provides a worldwide forum for selected companies to present information regarding their networked digital printing products in conjunction with Xerox Corporation.

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

CUSTOMER SUPPORT AND SERVICE

      INSCI's in-house technical support personnel provide pre-sales support to assist in product selection and configuration, installation support assisting in technical integration of COINSERV with a customer's existing computer system, and post-sales telephone support (included in the customer's maintenance support agreement) assisting in the ongoing use of the COINSERV system. INSCI's post-sale support also includes software maintenance, software updates and technical support pursuant to renewable one-year contracts. VARs and distributors generally handle service and support for their customers. INSCI intends to expand this level of support both through traditional approaches and through non-traditional ones. In this regard the Company has set up a Web site and intends to use this as a medium for customer information and support.

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

COMPETITION

      There are a number of suppliers offering COLD, CD-R, document management, report management, workflow management, imaging, information retrieval, electronic bill presentment and e-commerce products. In many cases, the Company believes that its products and services offer advantages over the competition. These advantages include:

o a comprehensive product portfolio encompassing enterprise archive and retrieval, Web-based functionality, scanning and imaging, workflow, CD, document and data mining, report generation and management, and a dual platform strategy with both NT and Unix product suites

o  high volume throughput and enterprise-level scalability

o  support for multiple intelligent data streams and other data formats

o  open systems connectivity

o  high speed document archival and access

o  comprehensive systems integration and support services

o strategic alliances and partnership relationships with major corporate partners

      The Company believes that its market positioning, strategic alliances and product functionality allow it to compete favorably with products offered by its primary competitors. However, competition among companies providing these products is intense and many of the Company's primary competitors have substantially greater financial resources, more personnel, greater access to related products and broader contact with potential customers than the Company.

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

EMPLOYEES

      The Company employed 73 persons as of March 31, 1999. The Company's future success depends, in part, on its ability to retain existing and to attract new management and technical employees. The Company has no collective bargaining agreements and considers its relationships with its employees to be good.

ITEM 2.      DESCRIPTION OF PROPERTIES

       Effective October 1, 1994, INSCI entered into a ten year lease for approximately 21,650 square feet of office space located in Westborough, Massachusetts. On November 1, 1995, the Company subleased for a five year term approximately 4,315 square feet of its Westborough office space. The Company amended its Westborough lease on March 15, 1999 to include additional office space of 2,997 square feet. Management considers its present office space adequate for the Company's foreseeable needs.

ITEM 3.   LEGAL PROCEEDINGS

       To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the fourth quarter ended March 31, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to a vote of Shareholders of INSCI Corp during the fourth quarter of the fiscal year ended March 31, 1999.

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

                    FISCAL 1998                          FISCAL 1999
                                 Common Stock Price
Quarter         High         Low                     High         Low
-------         ----         ---                     ----         ---
First          $3.44       $2.13                     1.56        0.75
Second          2.69        2.13                     1.31        0.56
Third           2.50        1.00                     0.94        0.56
Fourth          1.81        1.00                     3.38        1.19

                                   Warrant Price
Quarter          High         Low                     High         Low
-------          ----         ---                     ----         ---
First          $0.56       $0.25                        -           -
Second          0.31        0.13                        -           -
Third           0.13        0.06                        -           -
Fourth            -           -

      On June 17, 1999, the closing bid and ask prices of the common stock were $4.44 and $4.50. The Company's warrants were deleted from the NASDAQ Small Cap Market on January 30, 1998 due to the lack of market makers registered to trade these warrants. As of June 22, 1999, the Company had 121 holders of record of its common stock.

      The Company currently intends to retain its earnings (when realized) to finance future growth and therefore does not anticipate paying any cash dividends on its common stock for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL
      The Company was incorporated on December 20, 1989 as a wholly owned subsidiary of Information Management Technologies Corporation ("Imtech"). Effective December 1, 1989, the Company consummated an acquisition (the "Acquisition") of certain assets from Acctex for a purchase price paid by delivery to Acctex of 144,865 shares of Imtech's Class A Common Stock which were contributed by Imtech to the Company and valued at $335,000, and the assumption of capital lease liabilities valued at $73,000. Assets purchased from Acctex included computer software, customer support and maintenance agreements and certain trade names. Prior to the Acquisition, Acctex marketed its single user stand-alone software document indexing, storage and retrieval software primarily to end users and distributors. Following the Acquisition, the Company engaged in substantial efforts to expand the size and geographical coverage of its direct sales force and its network of distributors. The Company also engaged in efforts to enhance the acquired software with additional functions and features and marketed the stand-alone single user software under the COINSERV trademark. Imtech provided working capital for operations through periodic advances to the Company.

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

      On March 3, 1997 the Company acquired certain assets and business from non-affiliated entities, known as Action Computer Supplies Holdings PLC ("Action") and DSI Data Systems International, Ltd. ("DSI") , both companies located in the United Kingdom. On March 31, 1997 the Company also purchased the assets of a company known as Philippines Business Automation Systems, Inc. ("PBAS"), a corporation organized under the laws of the Republic of the Philippines. The acquisition cost of Action, DSI and PBAS totaled approximately $170,000 and is not considered significant by the Company. During fiscal 1999, the Company closed its Philippine operation and the key employees of this operation were employed by the Company's strategic sales partner, Unisys Corporation in the Philippines, in order to provide continuity of services for the Company's products.

RESULTS OF OPERATIONS, OVERVIEW

      During fiscal 1998 and 1999, the Company's operations were focused in four areas; (1) expanded development of its Windows NT and Web based products (2) enhancements of the functionality and performance of its Unix based products,
(3) expansion of indirect sales channels, and (4) expansion of its consulting and integration services. The Company's management believes that the financial investments made in these four areas are vital to attaining sustainable long term competitive advantage. Investments in these areas in fiscal 1998 and 1999 contributed to the Company's operating loss for these periods.

COMPARISON OF RESULTS OF OPERATIONS, FISCAL YEARS ENDED MARCH 31, 1999 VERSUS MARCH 31, 1998

      The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to revenue:

                                                    FISCAL YEAR ENDED MARCH 31,
                                                    ---------------------------
                                                       1999            1998
                                                     -------         --------
                                                        %                %
Revenue                                                  100           100
                                                         ---           ---
Gross margin                                              64            53
Expenses
    Sales and marketing                                   34            40
    Product development                                   18            20
    General and administrative                            17            19
    Non-recurring charges                                  0             1
                                                         ---           ---
        Total expenses                                    69            80
                                                         ---           ---
Loss from operations                                      -5           -27
Interest income (expense) net                              1             1
                                                         ---           ---
Net loss                                                  -4           -26
                                                         ===           ===

      REVENUE. INSCI develops, sells, installs and supports electronic document repository software with integrated internet, imaging, workflow, print-on-demand, electronic distribution and archive (COLD) software for the enterprise level (high volume production) market. INSCI's software products enable customers to improve their services through electronic access to documents (e.g. invoices, statements, reports, etc.); provide financial savings through elimination of paper and microfiche; and provide the foundation for the digital document "back office" for electronic commerce applications. Sales to end users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI sells its products through a combination of a direct sales force and indirectly through VAR's, distributors and sales alliances with companies including Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VAR's and distributors.

The following table compares INSCI's revenue for fiscal 1999 versus fiscal 1998 (in thousands):

                                                FISCAL YEAR ENDED MARCH 31,
                                                ---------------------------
                                            1999            1998       % CHANGE
                                           -------         ------      --------
Software                                   $ 5,770         $4,451         30
Hardware                                       222            153         45
                                           -------         ------
  Total product revenue                      5,992          4,604         30
                                           -------         ------
Services                                     3,586          2,787         29
Maintenance                                  2,828          2,414         17
                                           -------         ------
  Total services revenue                     6,414          5,201         23
                                           =======         ======
Total revenue                              $12,406         $9,805         27
                                           =======         ======

The following table compares total revenues by quarter for fiscal 1998 and 1999:

                         TOTAL REVENUES BY QUARTER
                                    ($000)
                FISCAL 1998                           FISCAL 1999
     --------------------------------      ---------------------------------
        Q1       Q2       Q3       Q4         Q1       Q2       Q3       Q4
     1,803    1,897    2,788    3,317      3,213    2,296    3,725    3,172

      Revenues for fiscal 1999 totaled $12,406,000 and increased by 27% as compared to revenues of $9,805,000 for fiscal 1998. The increase in sales in fiscal 1999 was largely driven by market acceptance of the Company's new COINSERV(TM) for Windows NT and Web-based products. Sales increased through both the Company's direct and indirect sales channels, which include such strategic partners as Xerox, Unisys and Fuji Xerox. Revenues from indirect sales channels grew by 44% in fiscal 1999. The Company expects that to the extent that future revenue growth occurs, it will result primarily from increases from the Company's indirect sales channels.

      Product revenue was $5,992,000 for fiscal 1999 and increased by 30% compared to product revenue of $4,604,000 for fiscal 1998. The increase in product revenues reflects increases from the Company's new NT and Web based products combined with increased revenues from the Company's indirect sales channels. Service revenues, which include systems integration and customer support services, totaled $6,414,000 for fiscal 1999, and increased by 23% compared to revenues of $5,201,000 for fiscal 1998. This increase reflects growth in systems integration services related to the Company's product revenues combined with increased maintenance and support services related to the Company's growing installed base of customers. To the degree that the Company's revenues grow over the next several quarters, it is expected that product revenues will grow at a faster rate than service revenues, as the result of the Company's new products and increased revenues through indirect sales channels.

      The Company's management believes that the enterprise level volume archival capabilities its NT and Web based products provide favorable performance differentiation from competitors' products. This differentiation, combined with the investment the Company has made in expanding its indirect sales channels, will potentially help the Company's future revenues to grow as a result of greater sales coverage and a product family that addresses the fastest growing segment of the Company's market. However, the long sales cycle associated with the Company's products and market combined with the large dollar value of many customer orders can result in quarter-to-quarter revenue volatility.

      COST OF REVENUE. Total cost of revenue for fiscal 1999 was $4,475,000 or 36% of revenue, compared to $4,621,000 or 47% of revenue, for fiscal 1998. The decrease in the cost of revenue percentage for fiscal 1999 is the result of an increased mix of product revenues, which inherently have a lower cost of revenue than services revenues.

      Cost of revenue for product sales was $1,288,000 or 21% of product revenue for fiscal 1999 compared to $1,991,000 or 43% of product revenue in fiscal 1998. Costs associated with product sales include the costs of hardware and software products purchased from third parties for resale, and amortization of capitalized software development and capitalized purchased software costs. Costs of product revenue varies depending upon the mix of software and hardware included in total systems revenue. The decrease in the product cost of revenue percentage is primarily the result of decreases in amortization of capitalized software, which totaled $884,000 for fiscal 1999 compared to $1,215,000 for fiscal 1998. Amortization charges were lower in fiscal 1999 due to decreases related to the Company's Unix based products, which are maturing and have decreasing amounts to be amortized. It is expected that amortization for fiscal 2000 will increase due to increased charges for the Company's newer NT and Web based products, which have been under development during the last two years To the degree that the Company's product revenues grow in future periods, cost of revenue as a percentage of product revenue is expected to decrease as increased revenues are available to absorb amortization costs.

      Costs associated with service revenues principally reflect the costs of systems integration, consulting, and customer support personnel, and the cost of third-party services and hardware maintenance subcontracts. Cost of services revenues was $3,187,000 or 50% of services revenues for fiscal 1999 compared to $2,630,000 or 51% for fiscal 1998, respectively. The decline in the service cost of revenue percent for fiscal 1999 reflects increased productivity for the departments that provide maintenance and systems integration services. It is expected that costs of services as a percent of revenues will remain at approximately the same percentage levels relative to any future revenue growth.

      SALES AND MARKETING. Sales and marketing expenses were $4,187,000 or 34% of revenues for fiscal 1999 compared to $3,935,000, or 40% of revenue, for fiscal 1998. Expenses increased for fiscal 1999 primarily as the result of increased sales commissions associated with the year's revenue growth. Selling and marketing expenses decreased as a percent of revenue in fiscal 1999 as the result of increased selling efficiencies, primarily from higher revenues from the Company's indirect sales channels. The Company expects that future expenditures for sales and marketing expenses as a percentage of revenues will decrease in the event of increases in the growth rate of the Company's revenues.

      PRODUCT DEVELOPMENT. The Company's product development program has been directed toward creating a suite of complementary products to meet customer and marketplace requirements for a more complete electronic document management solution. This development program includes development of new NT and Web based products combined with enhancement of existing Unix based products. During fiscal 1999, the Company released significant enhancements to its Windows NT suite of products, which combine an electronic digital document repository with internet access and integrated imaging and workflow. This software can archive and retrieve high volumes of documents operating on the NT platform. During fiscal 1998, the Company announced the addition of six new products to its offerings; WebCOINS, an internet product; COINSflow, a workflow product; Advanced COINSCAN, an imaging product; Advanced COINSERV, a document archive and retrieval product; and Setup Expert, an application set up interface.

       The additions to INSCI's product offerings, along with enhancements to existing products, have been funded by the Company's gross expenditures for software products. Gross product development expenses for fiscal 1999 were $3,615,000, before capitalization of software expenses of $1,398,000, for net product development expenses of $2,217,000. Gross product development expenses for fiscal 1998 were $3,574,000, before capitalization of software expenses of $1,616,000, for net product development expenses of $1,958,000. The increase in net product development expenditures for fiscal 1999 reflects a decrease in capitalized software expenses from the prior year's activities, which included concentrated development of several new products in parallel. The Company continues its programs to reduce product development expense rates by having selected development performed under a fixed price contract basis by a programming company in Sri Lanka. The Company plans to continue and possibly increase its expenditures for product development in fiscal 2000 in order to maintain product leadership in the markets served.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,055,000 or 17% of revenue for fiscal 1999 compared to $1,861,000, or 19% of revenue, for fiscal 1998. The increased expenses for fiscal 1999 primarily reflect the establishment of an computer information systems function to support the Company's internal computer and technological infrastructure combined with a shareholder relations program to increase stock market awareness of the Company and to foster shareholder liquidity.

      NON-RECURRING CHARGES. During fiscal 1998, the Company established a plan and provided charges in the amount of $139,000 to discontinue activities of its Philippines operations, which provided sales and technical support intended to expand Far East revenues. This action was taken as the result of lower revenue opportunities in the region as the result of the Asian economic crisis. The Company is providing continued support of Far East revenue opportunities through increased utilization of its regional indirect sales channels. In this regard, key employees of the Company's former Philippine operation have been employed by the Company's strategic sales partner, Unisys Corporation in the Philippines.

      INTEREST INCOME/EXPENSE. Interest income in fiscal 1999 was $77,000 compared to interest income in fiscal 1998 of $169,000, partially offset by $3,000 in interest expense for net interest income of $166,000. The decrease in interest income in fiscal 1999 reflects lower average cash balances and corresponding interest income for fiscal 1999.

      NET LOSS. Net loss for fiscal 1999 was $451,000 compared to a net loss of $2,543,000 for fiscal 1998. The decrease in net loss is primarily the result of increased revenues for fiscal 1999.

      YEAR 2000 COMPUTER SOFTWARE CONVERSION

      Many computer systems will experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has assessed both internal readiness of its computer systems and the compliance of its computer software sold to customers for its ability to process the year 2000. The Company believes that it is materially ready to process year 2000 requirements and that the remaining minor changes scheduled to be completed over the next four months will be successfully implemented as part of the Company's normal maintenance update of internal systems. The majority of the costs associated with implementing the Company's year 2000 compliance program have already been recognized and have not been material in terms of the Company's financial operating results. Costs associated with implementing the final portions of the Company's program over the next four months are not expected to be material. The Company believes there is little risk associated with year 2000 issues relative to its internal operations or computer software sold. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes. The Company's inability to implement such changes could have an adverse effect on future results of operations.

      FORWARD LOOKING COMMENTS

      During fiscal 1998, the Company's revenues were impacted by reduced demand for its Unix based software products during the first and second fiscal quarters. To offset this reduced demand and to participate in the rapidly growing Windows NT based market, the Company introduced a Windows NT based product in October, 1997. In addition, during fiscal 1998, a significant portion of the Company's sales and technical resources were directed toward increased support of the Company's indirect sales channels, at the cost of reducing the Company's direct sales activities. The Company believes that opportunities to increase future revenues are best served by supporting these sales channels due to the existing customer relationships that these channels have and the relatively large number of sales personnel that the channels can direct to selling the Company's products, as compared to much lower sales coverage of the Company's internal direct sales force. The increase in revenues for fiscal 1999 compared to fiscal 1998 reflects the positive impact on revenues of the Company's new products and increased revenues through indirect channels. The Company is not able to predict, however, when and to what degree future revenue increases from its NT based products or increased use of sales channels may occur. In addition, the long sales cycle associated with the Company's products and market combined with the large dollar value of many customer orders, which may or may not be received in a given quarter, can result in quarter-to-quarter revenue volatility.

      LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1999 the Company had $1,867,000 of cash and cash equivalents and working capital of $1,251,000 in comparison to $2,596,000 of cash and cash equivalents and working capital of $2,116,000 as of March 31, 1998. The Company also has a working capital bank line of credit for $1,500,000 which it has not utilized. The present cash reserves and bank line of credit of the Company are believed to be sufficient to meet the foreseeable needs of the Company. Accounts receivable were $2,988,000 with weighted days outstanding of 32 as of March 31, 1999 compared to receivables of $2,904,000 with weighted days outstanding of 34, as of March 31, 1998. The Company targets average collections at 45 days. Amounts below this number represent favorable receivable mix and collection performance.

The Company's cash flows are summarized below for the periods indicated (in thousands):

                                                     FISCAL YEAR ENDED MARCH 31,
                                                            1999       1998
                                                          -------    -------
Cash provided by (used in)
  Operating activities                                    $   900    $  (590)
  Investing activities                                     (1,744)    (1,984)
  Financing activities                                        115        102
                                                          -------    -------
    Increase(decrease) in cash and cash equivalents       $  (729)   $(2,472)
                                                          =======    =======

Cash and cash equivalents at end of year                  $ 1,867    $ 2,596

      The Company generated cash of $900,000 in operating activities for fiscal 1999, primarily as the result of a decrease in loss from operations as compared to the prior year. Net cash used in investing activities was $1,744,000, from additions of $1,398,000 to purchased and capitalized software as a result of the Company's expanded product development program, combined with capital expenditures of $346,000. Cash generated from financing activities was $115,000, and reflects proceeds from the issuance of common stock.

      On August 7, 1998, the Company and Silicon Valley Bank ("SVB") finalized a bank line of credit Agreement ("Agreement"). The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $2 million and a quick ratio of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. The Company had no borrowings against the credit facility with SVB during fiscal 1999. In May, 1999, the Company and SVB commenced the process of extending the existing bank line of credit for fiscal 2000. The Company expects to complete a new line of credit with SVB within the next sixty days.

      As of March 31, 1999, the Company had securities outstanding which, if all securities become vested and are in the money, provide potential sources of future financing as outlined below:

                                                                      Potential
Securities                                               Shares        Proceeds
-------------------------------------------------       --------     -----------
Warrants, IPO related                                     689,182    $ 5,869,660
10% Convertible Preferred Stock, placement agent          112,000        560,000
Warrants, 8% Convertible Preferred Stock                1,466,667      7,400,002
Stock options                                           6,160,967      9,476,828
                                                        ---------      ---------
  Total                                                 8,428,816    $23,306,490
                                                        =========    ===========

      As of March 31, 1999, securities that are vested and in the money provide potential future financing resources of $5,084,000. There can be no assurance that the Company will obtain any future proceeds from the exercise of the above securities.

      The Company anticipates that its working capital and sources of capital, such as a new credit facility, will be adequate to fund the Company's currently proposed activities for at least the next twelve months. The Company anticipates using financing vehicles such as bank debt, leasing and other sources of funding, including additional equity offerings, to fund its operations. There can be no assurances that the Company will be successful in obtaining funds from any such sources. If additional funds are raised by issuing equity securities, dilution to the Company's stockholders may result. If additional funds are not available, the Company may be required to delay execution of its business plan.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1999 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 10.  EXECUTIVE COMPENSATION

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1999 under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Directors' Compensation" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1999 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1999 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits: Incorporated by reference to the Index of Exhibits appearing at the end of this Report on Form 10-KSB. Also incorporated by reference all exhibits filed on the Company's Registration Statement on Form S-1.

       Reports: There were no Form 8-K's filed in the fourth quarter of the fiscal year ended March 31, 1999.


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INSCI CORP.


                     By: /s/ E. TED PRINCE
                         -------------------------------------------------------
                         Dr.  E. Ted Prince, Chief Executive Officer


Dated: June 28, 1999

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

        SIGNATURE                            TITLE                     DATE
        ---------                            -----                     ----

/s/ E. TED PRINCE             Chief Executive Officer              June 28, 1999
-------------------------     and Director
Dr. E. Ted Prince

/s/ DARRYL R. DOBIN           President and Chief Operating        June 28, 1999
-------------------------     Officer and Director
Darryl R. Dobin

/s/ ANDRE DANIEL-DREYFUS      Director                             June 28, 1999
-------------------------
Andre Daniel-Dreyfus

/s/ THOMAS FARKAS             Director                             June 28, 1999
-------------------------
Thomas Farkas

/s/ ROBERT F. LITTLE          Director                             June 28, 1999
-------------------------
Robert F. Little

/s/ JOHN A. LOPIANO           Director                             June 28, 1999
-------------------------
John A. Lopiano

/s/ FRANCIS X. MURPHY         Director                             June 28, 1999
-------------------------
Francis X. Murphy

/s/ ROGER C. KUHN             Vice President-Finance &             June 28, 1999
-------------------------     Administration Chief Financial
Roger C. Kuhn                 and Accounting Officer

                                   INSCI CORP
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS



Dr. E. Ted Prince
         Chairman of the Board
         & Chief Executive Officer

Darryl R. Dobin
             President and Chief Operating Officer

Andre Daniel-Dreyfus 1

Thomas Farkas 1

Robert F. Little 2

John A. Lopiano 2

Francis X. Murphy 2







1 Member of the Audit Committee
2 Member of the Compensation Committee


                                 EXECUTIVE OFFICERS


Dr. E. Ted Prince
   Chairman of the Board
   & Chief Executive Officer


Darryl R. Dobin                                 Roger C. Kuhn
   President & Chief Operating Officer             Vice President,
                                                     Finance & Administration &
                                                     Chief Financial &
                                                     Accounting Officer


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

INDEX OF EXHIBITS


The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below (footnote explanations are at end of Index):

Sequential
Page Number
-----------

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------

    3.1   Certificate of Incorporation of the Company.
    3.2   Bylaws of the Company.
    3.3 Amendment to Certificate of Incorporation of the Company Creating Preferred Stock.
    3.4   Certificate of Amendment to the Certificate of Incorporation.
   10.1   1992 Stock Option Plan.
   10.2   1992 Directors Option Plan.
   10.3   1992 Advisory Committee Plan.
   10.4 Accounts Financing Agreement between the Registrant and Congress Financial Corporation, and related documents.
   10.5   Form of 1991 Option.
   10.6   Form of 1992 Warrants.
   10.7   Form of 1992 Convertible Subordinated Note.
   10.8   Form of 1992 Contingent Warrants.
   10.9   Form of 1993 Warrant3/4Version A.
   10.10  Form of 1993 Release Agreement.
   10.11  Form of Management Agreement between the Registrant and Imtech.
   10.12  Form of Tax Sharing Agreement between the Registrant and Imtech.
   10.13  Form of Indemnification Agreement with the Registrant's Directors.
   10.14 Marketing Associate Solution Alliance Agreement between UNISYS Corporation and Registrant.
   10.16  Data General Value Added Reseller Discount Purchase Agreement.
   10.17  Data General Optical Systems and Software Agreement.
   10.18  Distribution Agreement between Fiserv CIR, Inc. and Registrant.
   10.19 Lease Agreement relating to the Company's White Plains, New York headquarters.
   10.20  Forms of Customer License Agreements used by the Company.
   10.21  Forms of Employee Confidentiality Agreements used by the Company.
   10.22 Nondisclosure and Noncompetition Agreement between the Registrant, Imtech and Mason Grigsby.
   10.23  Form of 1993 Warrant - Version B.
   10.24  Employment Agreement between the Company and John L. Gillis.
   10.25  Employment Agreement between the Company and Kris Canekeratne.
   10.26  Form of 1993 Exchange Agreement and Investor Suitability
          Representations.
   10.27  Form of 1993 Conversion Agreement.
   10.28  Waivers by Congress Financial Corporation.
   10.29  Form of Investor's Warrant Agreement.
   10.30  Form of Representative's Warrant Agreement.
   10.31 License Agreement between Bull HN Information Systems, Inc. and Registrant.
   10.33  Loan Agreement between BNY Financial Corporation and Registrant.
   10.34 Preferred Stock Subscription Agreement between the Company and Imtech relating to Preferred Stock.
   10.35 Business Partner Agreement between International Business Machines Corporation and Registrant.
   10.36  Waiver by BNY Financial Corporation.
   10.37 Stock Escrow Agreement between Registrant, Imtech and First Union National Bank of North Carolina (as Escrow Agent
   10.39  Promissory Note to the Company from John L. Gillis and Sandra Gillis.
   10.40 Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
   10.41 Amendment to Loan Agreement between BNY Financial Corporation and Registrant.
   10.42 Lease agreement relating to the Company's Westborough, MA headquarters.
   10.43  Employment agreement with Jack Steinkrauss.
   10.44  First amendment to employment agreement with John Gillis.
   10.45  First amendment to employment agreement with Kris Canekeratne.
   10.46  Agreement for system purchase by The Northern Trust Company.
   10.47  Preferred stock conversion agreement.
   10.48  Technology and Reseller Agreement with Elixir Technologies, Inc.
   10.49 Private Placement Term Sheet and Exhibits for offering of 90-Day 10% Subordinated Notes. Repayable in Cash or in Shares of the Company's Proposed 10% Convertible Preferred Stock.
   10.50  First Amendment to Private Placement Term Sheet and Exhibits.
   10.51  Employment agreement with Edward J. Prince.
   10.52 Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
   10.53  Employment Contract with George Trigilio, Jr.
   10.54  Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
   10.55  Warrant Exchange Agreement with Norcross & Company
   10.56  Asset Purchase Agreement between the Company and Courtland Group, Inc.
   10.57  10% Convertible Preferred Stock Private Placement Term Sheet and
          Exhibits
   10.58  Unit Private Placement Term Sheet and Exhibits
   10.59 Credit Line Agreement between the Company and Silicon Valley Bank 10.60* Amendment to Employment Agreement with Dr. E. Ted Prince, CEO
   13.1   Form 10-QSB for the quarter ended June 30, 1998
   13.2   Form 10-QSB for the quarter ended September 30, 1998
   13.3   Form 10-QSB for the quarter ended December 31, 1998
   16.1   Letter regarding change in certifying accountants
   21.1   Subsidiaries of the Registrant
   27.1*  Financial Data Schedule


 * Annexed hereto

                  TABLE OF CONTENTS TO FINANCIAL STATEMENTS



Financial Statements
--------------------
                                                                            Page
                                                                            ----

Independent Auditor's Report                                                 F-2

Balance Sheet as of March 31, 1999                                           F-3

Statements of Operations for the Years Ended
      March 31, 1999 and 1998                                                F-4

Statements of Stockholders' Equity for the Years
      Ended March 31, 1999 and 1998                                          F-5

Statements of Cash Flows for the Years Ended
      March 31, 1999 and 1998                                                F-6

Notes to Financial Statements                                                F-8

                         Independent Auditor's Report

To the Stockholders and
Board of Directors of
INSCI Corp


      We have audited the accompanying balance sheet of INSCI Corp as of March 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INSCI Corp as of March 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.



                                                     /s/ Pannell Kerr Forster PC


New York, New York
May 18, 1999

                                             INSCI CORP
                                            BALANCE SHEET
                                           MARCH 31, 1999
                                (in thousands, except share amounts)
ASSETS
Current assets:
  Cash and cash equivalents (Notes B-3 and B-9)                                              $  1,867
  Accounts receivable, net of allowance for doubtful accounts of $100 (Note B-9)                2,988
  Inventory (Note B-4)                                                                             43
  Prepaid expenses and other current assets                                                       175
                                                                                             --------
    Total current assets                                                                        5,073
Property and equipment, net (Notes B-6 and D)                                                     679
Capitalized software development costs,
  net of accumulated amortization of $554 (Note B-5)                                              898
Purchased software, net of accumulated amortization of $610 (Note B-5)                          1,693
Other                                                                                             286
                                                                                             --------
Total assets                                                                                 $  8,629
                                                                                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                              1,146
  Accrued expenses:
    Compensation                                                                                  475
    Vacation                                                                                      282
    Commissions                                                                                   216
    Other                                                                                         451
  Deferred maintenance revenue (Note B-2)                                                       1,252
                                                                                             --------
    Total current liabilities                                                                   3,822
                                                                                             --------

Commitments and contingencies (Notes E,F,G,I,J and K)

Stockholders' equity (Notes B-12,I, J,K and L)
  Convertible preferred stock, $.01 par value, authorized 10,000,000 shares:
      10% Convertible redeemable preferred stock, 103,335 shares issued
        and outstanding, liquidating preference of $103                                             1
       8% Convertible redeemable preferred stock, 2,148,363 shares issued and outstanding,
        no liquidation preference                                                                  21
    Common stock, $.01 par value: authorized 40,000,000 shares: issued and outstanding
      7,715,052 shares                                                                             77
    Additional paid-in capital                                                                 27,034
    Accumulated deficit                                                                       (22,326)
                                                                                             --------
      Total stockholders' equity                                                                4,807
                                                                                             --------
Total liabilities and stockholders' equity                                                   $  8,629
                                                                                             ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI CORP
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                           YEARS ENDED MARCH 31,
                                                           ---------------------
                                                              1999        1998
                                                            --------    -------
Revenue (Notes B-2 and M)
     Product                                                $  5,992    $ 4,604
     Services                                                  6,414      5,201
                                                            --------    -------
        Total revenue                                         12,406      9,805
                                                            --------    -------
Cost of revenue (Note B-5)
     Product                                                   1,288      1,991
     Services                                                  3,187      2,630
                                                            --------    -------
        Total cost of revenue                                  4,475      4,621
                                                            --------    -------

Gross margin                                                   7,931      5,184
                                                            --------    -------

Expenses
     Sales and marketing                                       4,187      3,935
     Product development (Note B-5)                            2,217      1,958
     General and administrative                                2,055      1,861
     Non-recurring charges (Note C)                             --          139
                                                            --------    -------
        Total expenses                                         8,459      7,893
                                                            --------    -------

Loss from operations                                            (528)    (2,709)
                                                            --------    -------

Interest income (expense)
     Interest income                                              77        169
     Interest expense                                           --           (3)
                                                            --------    -------
        Interest income (expense) net                             77        166
                                                            --------    -------
Net loss                                                        (451)    (2,543)
Preferred stock dividend (Notes B-12 and I)                     (706)      (847)
                                                            --------    -------

Net loss applicable to common shares                        $ (1,157)   $(3,390)
                                                            ========    =======
Net loss per common share - basic (Note B-8)                $  (0.16)   $ (0.73)
                                                            ========    =======

Weighted average common
     shares outstanding (Note B-8)                             7,235      4,615
                                                            ========    =======

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                             INSCI CORP
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 Years ended March 31, 1999 and 1998
                                                (in thousands, except share amounts)

                                                      Common Stock          Preferred Stock    Additional
                                                   -------------------      ----------------     Paid-in   Accumulated
                                                    Shares      Amount      Shares    Amount     Capital     (Deficit)     Total
                                                    ------      ------      ------    ------     -------     ---------     -----

BALANCE, MARCH 31, 1997                            4,224,110      $42      3,691,173   $37       $25,152     ($17,779)     $7,452

10% Preferred stock conversion to common stock       590,325        6       (702,345)   (7)            1         --          --
8% Preferred stock conversion to common stock         53,520        1        (49,999)   (1)         --           --          --
Common stock issued as dividend
  on 10% preferred stocks                            157,254        2           --      --           394         (396)       --
Common stock accrued as dividend
  on 10% preferred stock                                --         --           --      --            26          (26)       --
 Preferred stock issued as dividend on 8%
    convertible redeemable preferred stock              --         --        251,943     3           422         (425)       --
 Issuance of shares                                  149,588        1           --      --           112         --           113
Exercise of stock options                             30,333       --           --      --            38         --            38
Net loss                                                --         --           --      --          --         (2,543)     (2,543)
                                                   ------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                            5,205,130       52      3,190,772    32        26,145      (21,169)      5,060

10% Preferred stock conversion to common stock     2,269,843       23     (1,498,602)  (15)           (8)        --          --
8% Preferred stock conversion to common stock            125      (125)         --      --          --           --          --
Common stock issued as dividend
  on 10% preferred stocks                             62,364       --           --      --            54          (54)       --
 Preferred stock issued as dividend on 8%
    convertible redeemable preferred stock              --         --        559,653     5           647         (652)       --
 Issuance of shares                                   70,000        1           --      --            (1)        --          --
Stock options issued for services                       --         --           --      --            83         --            83
Exercise of stock options                             95,000        1           --      --           110         --           111
Exercise of stock warrants                            12,590       --           --      --             4         --             4
Net loss                                                --         --           --      --          --           (451)       (451)
                                                   ------------------------------------------------------------------------------

BALANCE, MARCH 31, 1999                            7,715,052      $77      2,251,698   $22       $27,034     ($22,326)     $4,807
                                                   ==============================================================================

                                                     INSCI CORP
                                              STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                                         YEARS ENDED MARCH 31,
                                                                                        1999               1998
Cash flows from operating activities:
  Net loss                                                                                 $ (451)         $(2,543)
  Reconciliation of net loss to net cash provided by
  (used in) operating activities:
      Depreciation and amortization                                                           392              405
      Amortization of software costs                                                          884            1,215
      Non-recurring charges                                                                  --                139
      Stock options issued for services                                                        83             --
      Changes in assets and liabilities:
        Accounts receivable                                                                   (84)            (413)
        Inventory                                                                             (42)              46
        Prepaid expenses and other current assets                                             (22)               4
        Accounts payable                                                                      265               53
        Accrued expenses                                                                     (319)             348
        Deferred maintenance revenue                                                          338               77
        Other assets                                                                         (144)              79
                                                                                           ------           -------
Net cash provided by (used in) operating activities                                           900             (590)
                                                                                           ------           -------

Cash flows from investing activities:
      Additions to capitalized software development costs                                    (492)            (567)
      Additions to purchased software                                                        (906)          (1,049)
      Capital expenditures                                                                   (346)            (368)
                                                                                           ------           -------
Net cash (used in) investing activities                                                    (1,744)          (1,984)
                                                                                           ------           -------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                                  115              150
      Payment of note payable                                                                --                (48)
                                                                                           ------           -------
Net cash provided by financing activities                                                     115              102
                                                                                           ------           -------

Net change in cash and cash equivalents                                                      (729)          (2,472)
Cash and cash equivalents at beginning of year                                              2,596            5,068
                                                                                           ------           -------
Cash and cash equivalents at end of year                                                   $1,867           $2,596
                                                                                           ======           ======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   INSCI CORP
                            STATEMENTS OF CASH FLOWS
                                   (continued)


SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

During fiscal years 1999 and 1998, the Company issued 2,332,332 and 801,099 shares, respectively, of its common stock in payment of dividends due and conversions of its preferred stocks (Notes I and J)

Dividends were accreted on beneficial conversion features of preferred stock and amounted to $8,000 and $235,000 in fiscal 1999 and 1998 respectively (Notes B-12 and I)

During fiscal years 1999 and 1998, the Company issued 559,653 and 251,943 shares of its 8% Convertible Redeemable Preferred Stock in payment of the dividends due on this stock. (Notes I and J)

During fiscal year 1999, the Company issued 70,000 shares of its common stock in exchange for cancellation of 150,000 common stock warrants. (Note J)

During fiscal 1998, preferred stock dividends were accrued in the amount of $26,000.








THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  INSCI CORP
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1999


NOTE A - BUSINESS

   The Company develops, markets and services a family of integrated software solutions designed for use in various business applications encompassing enterprise level customer service, electronic commerce, workflow management, internet printing and reprinting, and electronic bill presentment and payment functionality. These software solutions are designed to provide customers with the ability to electronically store and manage very high volumes of transaction documents and reports, and to rapidly access these documents for reference, printing or delivery via the internet or other electronic means.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

      1.   Basis of presentation

   The accompanying financial statements include the operations of the Company and its wholly owned subsidiary; INSCI (UK) Limited, a product development center located in the United Kingdom. During fiscal 1998, the Company's Board of Directors approved the closing of the Company's Philippine subsidiary. Neither subsidiary is financially significant to the consolidated results of the Company. All intercompany transactions and balances have been eliminated in the preparation of the financial statements.

   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      2.   Revenue Recognition

      Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 ("SOP 98-4"). SOP 97-2 provides revised and expanded guidance of software revenue recognition and applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. The Company adopted SOP 97-2 and SOP 98-4 in fiscal 1999. Based on its interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions entered into during fiscal 2000. Adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial position or results of operations. The Company believes that the adoption of SOP 98-9 will not have a material impact on its financial position or results of operations.

      Product revenues from the sale of software licenses are recognized when evidence of a license agreement exists, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor specific objective evidence exists to allocate the total fee to elements of the arrangements. The Company's software license agreement does not (i) entitle the buyer to any right of return or exchange, or (ii) grant the customer any right to product upgrades or enhancements.

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

      Realization of capitalized software development costs is subject to the Company's ability to market its software products in the future and generate cash flows sufficient to support future operations. Capitalized software development costs totaled $492,000 and $567,000 during the years ended March 31, 1999 and 1998, respectively. Amortization of capitalized software development costs totaled $304,000 and $517,000 during the years ended March 31, 1999 and 1998, respectively, and is included in cost of revenue in the accompanying statements of operations.

      b.   Purchased Software

      The Company capitalizes as purchased software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with the Company (see Note E-4). The cost of the software is amortized on the same basis as capitalized software costs. The amortization period is re-evaluated quarterly with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Purchased software costs totaled $906,000 and $1,049,000 during the years ended March 31, 1999 and 1998, respectively. Amortization of purchased software costs totaled $580,000 and $698,000 during the years ended March 31, 1999 and 1998, respectively, and is included in cost of revenue in the accompanying statements of operations.

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

            Furniture and fixtures.....   5-7 years
            Equipment..................   3-5 years
            Leasehold improvements.....   Life of lease

      7.   Translation into US dollars

      The assets and liabilities of the Company's subsidiaries are translated into US dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for non-monetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month. The cumulative foreign currency translation adjustment at March 31, 1999 and March 31, 1998 was not material.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". SFAS 130 requires a company to report comprehensive income and its components in a full set of financial statements. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources, such as foreign currency translation adjustments. The Company has not reported the income (loss) resulting from foreign currency translation adjustments as comprehensive income as the effects are not material to the financial statements. Accordingly, there is no material difference between the Company's net loss reported and the comprehensive loss for SFAS 130.

      8.   Loss Per Share

      Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the year. For fiscal years 1999 and 1998, diluted loss per share is the same as basic loss per share since the inclusion of stock options, warrants and convertible securities would be antidilutive.

      9.   Concentrations of Credit Risk

      Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances in one financial institution. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1999, the uninsured amounts held at these financial institutions were approximately $1,728,000. The Company has not experienced any losses on these investments to date.

      The Company has not experienced significant losses relating to collection of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers.

      10.  Impairment of Long-Lived Assets

      In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. No such write-downs were required in fiscal 1999 and 1998.

      11.  Fair Value of Financial Instruments

      Financial assets for which carrying values approximate fair value include cash and cash equivalents and accounts receivable. Financial liabilities for which carrying values approximate fair value include accounts payable and accrued expenses.

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

      13.  Accounting for Stock Options and Warrants

      All stock options and warrants that have been granted by the Company to employees have been at or above fair market value of the Company's Common Stock at the time of grant. As a result, no compensation expense or other accounting relating to the Company's stock options issued has been required to be recorded within the financial statements of the Company. The Company has issued stock options for services performed by outside organizations and has recorded a charge of $83,000 to the Company's operating results for fiscal 1999 representing the estimated fair value of these activities.

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

      14.  Advertising Costs

      The Company expenses advertising as incurred. Advertising expense totaled approximately $127,000 and $115,000 in fiscal 1999 and 1998, respectively.

      15.  Recently Issued Accounting Pronouncements

      In February 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SOP 98-1, which will be effective in fiscal 2000 to have a material effect on its financial position or results of operations.

      Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities" was issued in April 1998. SOP 98-5 requires the costs of start-up activities, including organization costs, to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal 2000.

NOTE C - NON-RECURRING CHARGES

      During fiscal 1998, the Company's Board of Directors approved closing its Philippine subsidiary. As a result, the accompanying Statement of Operations for the year ended March 31, 1998 reflects a write-off of approximately $69,000 representing the subsidiary's net assets at March 31, 1998 and an accrual for estimated closing costs of $70,000. Included in the Company's fiscal 1998 Statement of Operations is $139,000 in revenue and $246,000 in loss from operations relating to the Philippine subsidiary. During fiscal 1999, the Company closed its Philippine operations.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1999 consist of the following (in thousands):

Furniture and fixtures                           $ 119
Leasehold improvements                             144
Equipment                                        1,361
                                                 -----
                                                 1,624
Less accumulated depreciation and amortization    (945)
                                                 -----
                                                  $679
                                                  ====

Depreciation and amortization expense was $392,000 and $405,000 for fiscal years 1999 and 1998, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

      (1) In April, 1994, the Company loaned John L. Gillis, the Company's former Executive Vice President and Chief Operating Officer, and his wife, the amount of $150,000 to purchase a residence in Westborough, Massachusetts. During fiscal 1996 the Company established an allowance for loan loss as the underlying collateral had minimal value. However, Mr. Gillis has been repaying this loan through a surrender of a combination of stock options, salary and bonuses. During fiscal 1999 and 1998, the loan was repaid by $29,190 and $16,119 respectively. Interest on the loan was $5,384 and $7,434 during fiscal 1999 and 1998 respectively. The outstanding loan balance after fiscal 1999 payments was $47,834, which was offset by an allowance for loan losses of the same amount. The loan balance was cancelled by the Company on March 31, 1999, upon Mr. Gillis's resignation from the Company and in accordance with a separation agreement between Mr. Gillis and the Company.

       (2) The Company engaged Emerging Technology Ventures, Inc. ("ETVI") to manage its acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), who is President of ETVI, is also a director of the Company. ETVI is paid a monthly retainer of $6,000. In addition, during fiscal years 1999 and 1998, ETVI was paid an additional $39,000 and $26,000 respectively in connection with consulting services performed for the Company on behalf of the Company's Executive Committee. In October, 1995, ETVI was granted an incentive stock option to acquire 400,000 shares of the Company's Common Stock at an exercise price of $2.31 per share. These options are only exercisable to the extent that transactions are completed in accordance with the terms of the agreement. For completed transactions ETVI will receive a commission, which is offset against cumulative retainer fees paid and a portion of the stock options granted will vest concurrent with the date of the completed transaction. The arrangement with ETVI also provides that a portion of the stock options granted will vest upon arranging strategic sales alliances for the Company and that ETVI will receive 2% of the revenues generated from these alliances. During fiscal 1999, as the result of establishing strategic alliances, 125,000 options were vested. The fair value of the 125,000 options vested were estimated to be approximately $50,000. During fiscal 1998, ETVI had 50,000 options vest as the result of strategic alliances established. The fair value of the 50,000 options vested were estimated to be approximately $20,000. Amounts earned related to the 2% of revenues from strategic alliances in during fiscal 1999 and 1998 were $9,633 and $2,967, respectively. At March 31, 1999, remaining unvested options outstanding totaled 167,201.

      (3) The Company had engaged Gartner and Associates as financial consultants to advise the Company. Mr. Leonard Gartner ("Mr. Gartner"), principal of Gartner and Associates, is a former director of the Company. During fiscal 1999, Gartner and Associates was paid $18,000. During fiscal 1998, Gartner and Associates was paid a monthly retainer of $6,000 per month and, in addition, approximately $22,000 in fees related to additional assignments for the preparation of the Company's annual report and Form S-1 Registration Statement.

       (4) The Company collectively has entered into an agreement with Technology Providers (Ltd. of Sri Lanka and Incorporated of USA) ("TPL") under which TPL will provide computer programming services for certain software products under development and for selected customer application projects. Services rendered by TPL totaled $1,369,000 in fiscal 1999 and $1,078,000 in fiscal 1998. TPL is owned by family members of Mr. Krishan A. Canekeratne, a former Senior Vice President of Development for the Company who resigned in fiscal 1999. Mr. Canekeratne had no direct ownership interest in TPL during his employment with the Company. In the opinion of management, the fees paid under this agreement are at fair market value rates. The Company has issued approximately $1,114,000 in purchase orders for services to be performed by TPL in fiscal 2000. At March 31, 1999, amounts due to TPL approximated $460,000.

      (5) During fiscal 1998, Richard Gerstner ("Mr. Gerstner") a former director of the Company was paid fees in the amount of $11,500 for consulting work performed for the Company.

      (6) During fiscal 1999 and fiscal 1998, Mitchell Capital, Inc., whose principal shareholder is Mitchell Klein, a former director of the Company, was paid consulting fees in the amount of $15,000 and $22,000, respectively, for work performed for the Company.

NOTE F - LEASE COMMITMENTS

      The Company's lease for its Massachusetts headquarters expires in September, 2004. The Company subleases a portion of this space under an agreement which expires in November, 2000. Annual sublease rental income approximates $60,000. As of March 31, 1999, future minimum rent to be paid under this operating lease is as follows (in thousands):

          Year ending:

          March 31, 2000 .................................        $349
          March 31, 2001 .................................         337
          March 31, 2002 .................................         316
          March 31, 2003 .................................         326
          March 31, 2004 .................................         335
          Thereafter .....................................         170
                                                                ------
                                                                $1,833
                                                                ======

Total rent expense, net of approximately $60,000 of sublease rental income, was approximately $267,000 and $344,000 for the years ended March 31, 1999 and 1998, respectively.

NOTE G - REVOLVING CREDIT FACILITY

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

NOTE H - INCOME TAXES

      At March 31, 1999, the Company had available net operating loss ("NOL") carryforwards of approximately $14,600,000 resulting from accumulated operating losses through fiscal 1999. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2019. The Company believes that an "Ownership Change" occurred in January 1996 within the meaning of Section 382 of the IRS Code. Under an ownership change, the Company will be permitted to utilize approximately $13,000,000 in NOL carryforwards (available on the date of such change) in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (the "Section 382 limit") the fair market value of the Company's outstanding equity at the time of the ownership change and long-term tax exempt rate published by the IRS.

      The Company's Section 382 limits in fiscal 1999 and beyond will be approximately $900,000 per year, and accordingly, the Company will not be able to utilize its full NOL benefits. From January 1996 through March 31, 1999, the Company has NOL carryforwards of approximately $1,600,000 which are available to offset future income and expire in 2011 through 2019. The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

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

      Dividends can be paid in cash or 8% Preferred Stock at the option of the Company. The 8% Preferred Stock payable as dividends is to be valued at the lessor of $3.75 or the average bid price for Common Stock for twenty consecutive trading days prior to the end of the quarter (see Note J-4). In the event that the average bid price for Common Stock during any sixty day period commencing August 1, 1998 is $2.75 or less, holders of a majority of outstanding 8% Preferred Stock can elect to have dividends paid in cash for the balance of the life of the Preferred Stock (the "Cash Election"). If the Company fails to honor the Cash Election, the Company must pay dividends in shares of 8% Preferred Stock and a majority of holders of 8% Preferred Stock shall have the right to designate one Board Member and the Company shall immediately appoint a designee and use its best efforts to cause the election of the designee for so long as twenty-five percent of the 8% Preferred Stock remains outstanding. While the average bid price for the Company's Common Stock was below $2.75 for sixty consecutive trading days subsequent to August 1, 1998, holders of the 8% Preferred Stock have not yet elected to designate a member to the Board of Directors. In the further event the average bid price for Common Stock during the last thirty day period of any quarter commencing with the thirty day period beginning September 1, 1998 is $3.75 or less, annual dividends on 8% Preferred Stock will be automatically readjusted to eleven percent per annum for the balance of the period that any 8% Preferred Stock is outstanding. Based upon the Company's stock price being less than $3.75 for the period required, dividends have been adjusted to eleven percent per annum commencing with the quarter ended December 31, 1998.

      The Company granted, as a part of the terms of the Placement, cost-free registration rights with respect to the underlying shares for the Convertible Redeemable Preferred Stock, the Unit Warrants and the Warrants granted to the Placement Agent. The terms of the Placement involve the imposition of a penalty if the underlying shares are not timely registered equal to a reduction in the conversion price of the $3.75 Unit of 2% per month after nine months from the date of closing with a maximum of 10%. The registration of the underlying shares for this Placement was completed in the Company's Form S-1 Registration Statement that was declared effective on October 6, 1997. An adjustment of 8% of the Unit conversion price is in effect as a result of this provision. During fiscal 1999 and 1998, shareholders of this preferred stock converted 125 preferred shares into 125 shares of common stock and 49,995 preferred shares into 53,520 shares of common stock, respectively.

      2. 10% Convertible Redeemable Preferred Stock

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

      In accordance with the terms of the conversion, a total of 448,602 shares of preferred stock have been surrendered and converted into 892,339 shares of the Company's Common Stock during the fiscal year ended March 31, 1999. During the fiscal year ended March 31, 1998, 402,345 shares of preferred stock were surrendered and converted into 415,954 shares of the Company's Common Stock.

      3. 10% Convertible Preferred Stock

      On September 20, 1996 the Company completed a Private Placement financing under Regulation "D" for the sum of $1,350,000. The Company issued 1,350,000 shares of 10% Convertible Preferred Stock to accredited investors at $1.00 per share. Each 10% convertible share of Preferred Stock is convertible into a share of Common Stock of the Company for a period of three years, at a 30% discount (the beneficial conversion feature) to the INSCI Corp trading market of the Company's Common Stock. The Company has granted cost-free registration rights to the holders of the Preferred Stock who have converted into Common Stock. The underlying shares of Common Stock convertible under this Preferred Stock were included in the Company's S-1 Registration Statement declared effective on October 6, 1997. Three hundred thousand shares of the preferred stock have been converted into 174,371 shares of common stock as of March 31, 1998. The remaining 1,050,000 shares of preferred stock were converted into 1,377,504 shares of common stock during fiscal 1999.

      Dividends were paid in the form of common stock determined by the average of the trading market price of the Company's common shares during ten trading days immediately preceding the dividend payment date (see Note J-3).

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

NOTE J- STOCKHOLDERS' EQUITY

      (1) As of March 31, 1999, 7,715,052 shares of the Company's common stock were outstanding. As of March 31, 1998, 5,205,130 shares of the Company's common stock were outstanding. The increase in shares during fiscal 1999 primarily resulted from conversions on the Company's 10% Convertible Redeemable Preferred Stock and 10% Convertible Preferred Stock.

      (2) During fiscal year 1999, a total of 448,602 shares of 10% Convertible Redeemable Preferred Stock were surrendered and converted into 892,339 shares of the Company's Common Stock. In addition, during the fiscal year ended March 31, 1999, the Company issued 33,068 shares of Common Stock in lieu of paying cash dividends on its 10% Convertible Redeemable Preferred Stock. During fiscal year 1998, a total of 402,345 shares of 10% Convertible Redeemable Preferred Stock were surrendered and converted into 415,954 shares of the Company's Common Stock. In addition, during the fiscal year ended March 31, 1998, the Company issued 98,038 shares of Common Stock in lieu of paying cash dividends on its 10% Convertible Redeemable Preferred Stock.

      (3) During fiscal year 1999, in accordance with the terms of its 10% Convertible Preferred Stock, the Company issued 29,296 shares of Common Stock in lieu of paying cash dividends on its 10% Convertible Preferred Stock. During fiscal 1999, 1,050,000 shares of this Preferred Stock were surrendered and converted into 1,377,504 shares of the Company's Common Stock. During fiscal year 1998, the Company issued 59,216 shares of Common Stock in lieu of paying cash dividends on its 10% Convertible Preferred Stock. During fiscal 1998, 300,000 shares of this Preferred Stock were surrendered and converted into 174,371 shares of the Company's Common Stock.

      (4) During fiscal year 1999, in accordance with the terms of its 8% Convertible Redeemable Preferred Stock, the Company issued 559,653 shares of 8% Convertible Redeemable Preferred Stock in lieu of paying cash dividends on this preferred stock. During fiscal 1999, 125 shares of this Preferred Stock were surrendered and converted into 125 shares of the Company's Common Stock. During fiscal year 1998, the Company issued 251,943 shares of 8% Convertible Redeemable Preferred Stock in lieu of paying cash dividends on this preferred stock. During fiscal 1998, 49,999 shares of this Preferred Stock were surrendered and converted into 53,520 shares of the Company's Common Stock.

      (5) During fiscal 1999, options were exercised to purchase 95,000 shares of common stock for $110,605. During fiscal 1998, the Company issued 149,588 shares of Common Stock for $113,750 and options were exercised to purchase 30,333 shares of common stock for $37,663.

      (6) The Company granted warrants to the Underwriters of its April 1994 IPO to purchase up to 125,000 Units at an exercise price of $7.70 per unit, and had granted registration rights relating to the underlying securities. In May 1996, the Underwriters surrendered these warrants in exchange for new warrants to purchase 187,500 shares of Common Stock at an exercise price of $3.50 per share. The Company granted cost-free registration rights to the underlying Common Stock shares of these warrants and has included these underlying Common Stock shares in the Form S-1 Registration Statement that was declared effective on October 6, 1997. During fiscal 1998, the Company entered into an exchange agreement whereby 70,000 shares of common stock would be issued in exchange for the cancellation of 150,000 warrants. The 70,000 shares were issued in fiscal 1999. The remaining 37,500 warrants expire December 1999.

      (7) On April 21, 1994, the Company received net proceeds of approximately $7,159,000 from its initial public offering ("IPO") of 1,250,000 units ("Units"). Each Unit consists of one share of the Company's Common Stock and one redeemable Common Stock purchase warrant. Each warrant entitles the holder thereof to purchase one-half of one share of Common Stock. Two warrants may be exercised at an aggregate exercise price of $9.00, subject to adjustment under certain circumstances, at any time after the warrants become separately transferable, until 48 months from the date of the offering. The warrants are redeemable by the Company at $.05 per warrant upon 30 days notice mailed within 20 days after the closing bid price of the Common Stock has equaled or exceeded $11.25 for a period of 20 consecutive trading days. During 1998, the Company extended the terms of the warrants until December 31, 1999, with all terms and conditions of the warrants remaining the same.

      (8) The following is a summary of the Company's stock warrant activity:

                                                         Weighted
                                             Number       Average     Expiration
                                           of Shares       Price         Date
                                           ---------     ---------    ----------
  Balance March 31, 1997                   2,430,439       $   5.89   Sep-Dec 99

Fiscal 1998 activity                               0
                                           ---------
  Balance March 31, 1998                   2,430,439       $   5.89   Sep-Dec 99

Fiscal 1999 activity:
Cancelled                                   (150,000)      $   3.50
Exercised                                    (12,590)      $   0.35
                                           ---------
  Balance March 31, 1999                   2,267,849       $   6.07   Sep-Dec 99
                                           =========

NOTE K - COMMITMENTS AND CONTINGENCIES

      Legal Proceedings

      To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the fourth quarter ended March 31, 1999.

Employment Agreements

      During 1998 the Company's Compensation Committee recommended to the Board of Directors that the employment agreement of Dr. E. Ted Prince ("Dr. Prince") the Company's Chairman of the Board of Directors and Chief Executive Officer should be amended to provide for an extension and increase in compensation. The Board of Directors subsequently approved the proposed amendment. Effective April 1, 1999, Dr. Prince's employment agreement provided for an extension of the term of Dr. Prince's employment through September 30, 2001, and further provided for salary compensation at an annual rate of $250,000 per annum with an incentive bonus of up to 40% of base compensation based upon performance targets established by the Board of Directors. Additionally, the amendment provided for the immediate vesting of 200,000 stock options to purchase 200,000 shares of Common Stock at $.95 per share. Further, an additional 300,000 stock options were granted to Dr. Prince to purchase 300,000 shares at $1.75 per share vesting over a 2-year period. The stock options granted to Dr. Prince are for a term of ten (10) years and expire April 1, 2009. Additionally, the amendment also provided that the exercise period of 950,000 options stock options previously granted to Dr. Prince at $1.66 per share and 250,000 options at $2.00 per share, would be extended until June 16, 2005.

      The Company has employment agreements with its other executive officers which also include annual incentive bonuses based upon attainment of defined profitability criteria and other performance related objectives. If an executive officer's employment is terminated for any reason other than voluntary resignation or for cause (as defined in the agreements) then a severance benefit will be paid. The severance benefit varies from officer to officer, but is not greater in any instance than six month's salary and benefits. Exclusive of Dr. Prince, key members of management have been granted stock options as part of their compensation package.

   Employee Benefit Plan

      The Company maintains a defined contribution plan for the benefit of its eligible employees pursuant to Section 401(K) of the Internal Revenue Code. Contributions to the Plan by the Company will be made at its sole discretion. Participants may also make contributions to the Plan. The Company did not make any contributions to the Plan for fiscal years 1999 and 1998.

NOTE L - STOCK OPTION PLANS
The following is a summary of the Company's stock option activity:

                                              1992 STOCK OPTION PLAN                 1992 DIRECTORS OPTION PLAN
                                             Number    Weighted Average               Number     Weighted Average
                                           of Shares   Exercise Price               of Shares     Exercise Price
                                           ---------   --------------               ---------     --------------
Outstanding at March 31, 1997               609,565         $3.17                     45,000          $3.01
  Granted                                      --             --                     200,000           2.25
  Cancelled                                (249,432)         5.03                    (15,000)          6.67
  Exercised                                  (5,333)         1.77                    (25,000)          1.13
                                           --------                                ---------
Outstanding at March 31, 1998               354,800          1.75                    205,000           2.23
  Granted                                      --             --                     460,000           1.04
  Cancelled                                (121,667)         1.88                    (33,333)          2.25
  Exercised                                 (20,000)         1.66                     (5,000)          1.44
                                           --------                                ---------
Outstanding at March 31, 1999               213,133          1.69                    626,667           1.36
                                           --------                                ---------

                                            1997 EQUITY INCENTIVE PLAN                   OTHER STOCK OPTIONS
                                             Number    Weighted Average               Number     Weighted Average
                                           of Shares   Exercise Price               of Shares     Exercise Price
                                           ---------   --------------               ---------     --------------
Outstanding at March 31, 1997               220,800         $5.43                  3,205,942          $2.53
  Granted                                 1,390,082          2.62                    200,000           2.39
  Cancelled                                (555,299)         4.41                   (550,939)          5.39
  Exercised                                    --             --                        --             --
                                           --------                                ---------
Outstanding at March 31, 1998             1,055,583          2.26                  2,855,003           1.95
  Granted                                 2,326,499          1.15                    196,000           1.04
  Cancelled                                (941,918)         2.06                   (100,000)          2.52
  Exercised                                 (25,000)         0.75                    (45,000)          1.14
                                          ---------                                ---------
Outstanding at March 31, 1999             2,415,164          1.27                  2,906,003           1.79
                                          ---------                                ---------

The following table summarizes information about stock options outstanding and exercisable at March 31, 1999.

                                            1992 STOCK        1992 DIRECTORS      1997 EQUITY       OTHER STOCK
                                            OPTION PLAN        OPTION PLAN      INCENTIVE PLAN        OPTIONS
                                            -----------        -----------      --------------        -------
Outstanding
-----------
Option Price Range                         $1.50 - 3.00        $.89 - 2.25        $.75 - 3.75       $.93 - 5.00
Number of Shares                              213,133            626,667           2,415,164         2,906,003
Weighted Average Life                           6.3                7.7                9.4               6.4
Weighted Average Exercise Price                $1.69              $1.36              $1.27             $1.79

Exercisable
-----------
Number of Shares                              213,133            100,000            324,499          2,589,136
Weighted Average Exercise Price                $1.69              $2.25              $1.39             $1.78

Employee Stock Option Plans

      On July 29, 1996 the Company adopted the 1997 Equity Incentive Plan (97
Plan) authorizing 3,000,000 shares of Common Stock to replace the remaining and ungranted shares under the 1992 Stock Option Plan that was terminated. The 97 Plan permits the Company to provide its employees with incentive compensation opportunities which are highly motivational. On August 26, 1998, the Company adopted a plan that allowed employees, at their election, to exchange existing outstanding stock options for reissued stock options at an exercise price of $1.22 per share. These options vest over a two year period. On August 26, 1998, the market price of the Company's common stock was $1.19. A total of approximately 743,000 options were exchanged and are included in the "granted" and "cancelled" columns for fiscal 1999 in the tables for the 1992 and 1997 Plans. On October 7, 1997, the Company adopted a plan that allowed employees, at their election, to exchange existing outstanding stock options for reissued stock options at an exercise price of $2.25 per share, provided that these options could not be exercised for a period of three years or until the ten day average market price of the Company's Common Stock was $4.50 per share or higher. On October 7, 1997, the market price of the Company's common stock was $2.13. A total of approximately 650,000 options were exchanged and are included in the "granted" and "cancelled" columns for fiscal 1998 in the tables for the 1992 and 1997 Plans.

Directors and Other Stock Options

      The Directors Option Plan (the "Directors Plan") was adopted by the Board of Directors to make service on the Board more attractive to present and prospective directors. The plan has 1,000,000 authorized shares and provides that each new director receive 100,000 stock options upon being appointed to the Board of Directors. For each three years of service thereafter they are eligible for an additional 100,000 options. In addition, Board members who participate on committees are entitled to receive 20,000 options annually.

      During fiscal 1999, the Company issued an aggregate of 400,000 options to new board members or board members that reached their three year term and 60,000 options to various Board members for their participation on committees.

      The Directors Plan is administered by a committee made up of at least two members of the Board of Directors. The exercise price per share of any option granted under the Directors Plan shall not be less than the fair market value of such shares on the date of grant. Eligible directors include all members of the Board of Directors who are not also employees of the Company or any parent or subsidiary of the Company. Options expire five years from the date of grant, subject to earlier termination in accordance with the terms of the Directors Plan. All rights to exercise options terminate two years following the date the optionee ceases to serve as a director of the Company with certain exceptions.

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

                                                     Fiscal 1999    Fiscal 1998
                                                     -----------    -----------
Net loss applicable to common shares - as reported   $(1,157,000)   $(3,390,000)
Net loss applicable to common shares - pro forma      (3,157,000)    (5,220,000)
Net loss per common share - as reported                     (.16)          (.73)
Net loss per common share - pro forma                       (.44)         (1.13)

The fair value of each option grant is calculated using the following weighted average assumptions:

                                                      Fiscal 1999    Fiscal 1998
                                                      -----------    -----------
Expected life (years)                                      5               5
Interest rate                                           5.08%           6.92%
Volatility                                               117%             77%
Dividend yield                                             0               0

NOTE M - SEGMENT AND CUSTOMER INFORMATION

      For the year ended March 31, 1999 sales made to UNISYS and to customer leads furnished by UNISYS accounted for approximately 20% of the Company's total revenues. Amounts due from these customers were approximately 20% of the Company's accounts receivable balance as of March 31, 1999. For the year ended March 31, 1998 sales made to UNISYS and to customer leads furnished by UNISYS accounted for approximately 18% of the Company's total revenues. Amounts due from customers as a percent of the Company's accounts receivable balance as of March 31, 1998 were, in approximate percentages, Lason Inc. 17% and Putnam Trust Company, 11%.

      The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended March 31, 1999. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. To date, the Company has viewed its operations as principally one segment, the developing marketing and supporting imaging, document and data management, and archival products and related services.

Revenue was derived from customers in the following geographic areas (in thousands)


                                                 Year ended March 31
                                                 -------------------
                                                 1999            1998
                                                 ----            ----

          North America                         $10,796         $8,478
          Europe                                  1,131          1,007
          Other                                     479            320
                                                -------         ------
          Total                                 $12,406         $9,805
                                                =======         ======