Form 10QSB
period 1999-06-30
INSCI CORP
filed 1999-08-05
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of
    1934 for the quarterly period ended: June 30, 1999

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange
    Act of 1934 For the Transition period from _____________ to ______________

                         Commission file number: 1-12966


                                   INSCI CORP
             (Exact name of registrant as specified in its charter)

               Delaware                                   06-1302773
-------------------------------------      -------------------------------------
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

Yes   X     No
     ---       ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                             Outstanding June 30, 1999
-------------------                             -------------------------
Common stock, par value $.01                          8,785,664

Transitional Small Business Disclosure Format (check one)
Yes       No  X
    ---      ---

                                      INSCI

                                      INDEX

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

            Balance Sheet as of  June 30, 1999                          3

            Statements of Operations for the Three Months Ended
            June 30, 1999 and 1998                                      4

            Statements of Cash Flows for the Three Months
            Ended June 30, 1999 and 1998                                5

            Notes to Financial Statements                               6

Item 2.     Management's Discussion and Analysis or Plan of Operation   7


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                          11

Item 2.     Change in Securities                                       11

Item 3.     Defaults Upon Senior Securities                            11

Item 4.     Submission of Matters to a Vote of Security Holders        11

Item 5.     Other Information                                          11

Item 6.     Exhibits and Reports on Form 8-K                           12

            Signature                                                  12

PART I     FINANCIAL INFORMATION:

                                   INSCI Corp
                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                                                        JUNE 30,
                                                                         1999
ASSETS                                                                 --------
Current assets:
      Cash and cash equivalents                                        $    797
      Accounts receivable, net                                            3,239
      Inventory                                                              83
      Prepaid expenses and other current assets                             279
                                                                       --------
        Total current assets                                              4,398
Property & equipment, net                                                   749
Capitalized software development costs,
      net of accumulated amortization of $652                               961
Purchased software, net of accumulated amortization of $795               1,743
Other assets                                                                296
                                                                       --------
Total assets                                                           $  8,147
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                      926
      Accrued expenses:
        Compensation                                                        374
        Vacation                                                            276
        Commissions                                                          84
        Other                                                               650
      Deferred maintenance revenue                                        1,200
                                                                       --------
        Total current liabilities                                         3,510
                                                                       --------

Stockholders' equity :
  Common stock                                                               88
  Preferred stock                                                            16
  Additional paid-in capital                                             27,784
  Accumulated deficit                                                   (23,251)
                                                                       --------
        Total stockholders' equity                                        4,637
                                                                       --------
Total liabilities and stockholders' equity                             $  8,147
                                                                       ========

                             See accompanying notes

                                   INSCI CORP
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          1999           1998
                                                         ------         ------
Revenue
     Product                                             $  910         $1,765
     Services                                             1,510          1,448
                                                         ------         ------
        Total revenue                                     2,420          3,213
                                                         ------         ------
Cost of revenue
     Product                                                353            354
     Services                                               717            756
                                                         ------         ------
        Total cost of revenue                             1,070          1,110
                                                         ------         ------
Gross margin                                              1,350          2,103
                                                         ------         ------
Expenses
     Sales and marketing                                    850          1,053
     Product development                                    633            471
     General and administrative                             641            385
                                                         ------         ------
        Total expenses                                    2,124          1,909
                                                         ------         ------

Income (loss) from operations                              (774)           194
                                                         ------         ------
Other income (expense)
     Interest income                                         11             25
     Interest expense                                      --             --
     Other                                                   (4)          --
                                                         ------         ------
        Total other income (expense)                          7             25
                                                         ------         ------
Net income (loss)                                          (767)           219
                                                         ======         ======

Preferred stock dividends                                  (159)          (163)
                                                         ------         ------
Net income (loss) applicable
     to common shares                                    $ (926)        $   56
                                                         ======         ======

Net income (loss) per common share                       $(0.11)        $ 0.01
                                                         ======         ======
Weighted average common
     shares outstanding                                   8,055          6,768
                                                         ======         ======

                             See accompanying notes

                                   INSCI CORP
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              1999        1998
                                                             -------    -------
Cash flows from operating activities:
  Net income (loss)                                          $  (767)   $   219
  Reconciliation of net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                112         93
    Amortization of deferred software costs                      283        197
    Stock options granted for services                            23         30
    Changes in assets and liabilities:
      Accounts receivable                                       (251)        38
      Prepaid expenses and other current assets                 (144)      (131)
      Accounts payable                                          (220)      (190)
      Accrued and other liabilities                              (40)      (333)
      Deferred maintenance revenue                               (52)        75
      Other assets                                               (10)       (80)
                                                             -------    -------
Net cash used in operating activities                         (1,066)       (82)
                                                             -------    -------
Cash flows from investing activities:
    Additions to capitalized software development costs         (161)      (137)
    Additions to purchased software costs                       (235)      (198)
    Capital expenditures                                        (182)       (89)
                                                             -------    -------
Net cash used in investing activities                           (578)      (424)
                                                             -------    -------
Cash flows from financing activities:
    Proceeds from issuance of common stock                       574          2
                                                             -------    -------
Net cash provided by financing activities                        574          2
                                                             -------    -------

Net change in cash and cash equivalents                       (1,070)      (504)
Cash and cash equivalents at beginning of period               1,867      2,596
                                                             -------    -------
Cash and cash equivalents at end of period                   $   797    $ 2,092
                                                             =======    =======

                             See accompanying notes

                                   INSCI CORP

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

      The financial statements included in this report have been prepared by INSCI (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB, filed on June 28, 1999, for the fiscal year ended March 31, 1999, and with the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders filed with the Commission on July 29, 1999.

      In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and June 30, 1998.

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

INCOME (LOSS) PER SHARE

      Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. For the three months ended June 30, 1999 and 1998, diluted net income (loss) per share is the same as basic net income (loss) per share since the inclusion of stock options, warrants and convertible securities would be antidilutive.

CONTINGENCIES

      None

CREDIT FACILITY

      On July 16, 1999, the Company executed an Agreement ("Agreement") with Silicon Valley Bank ("SVB") to renew its bank line of credit. The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $750,000 for the quarters ending June 30 and September 30, 1999, $1,100,000 for the quarter ending December 31, 1999 and $1,500,000 for the quarter ending March 31, 2000, and a quick ratio, excluding deferred maintenance revenue, of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. To date, the Company has not borrowed against any portion of this credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPARISON OF RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                                    Three months ended
                                                         June 30,
                                                     1999        1998
                                                     ----        ----
        Revenue                                         %           %
             Product                                   38          55
             Services                                  62          45
                                                     ----        ----
               Total revenue                          100         100
        Cost of revenue
             Product                                   15          11
             Services                                  29          24
                                                     ----        ----
               Total cost of revenue                   44          35
                                                     ----        ----
        Gross margin                                   56          65
        Expenses
             Sales and marketing                       37          33
             Product development                       25          14
             General and administrative                26          12
                                                     ----        ----
               Total expenses                          88          59
                                                     ----        ----
        Income (loss) from operations                 (32)          6

        Other income (expense)                          0           1
                                                     ----        ----
        Net income (loss)                             (32)          7
                                                     ====        ====

THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998:

REVENUE

       INSCI develops, sells, installs and supports electronic document repository software with integrated internet, imaging, workflow, print-on-demand, electronic distribution and archive (COLD) software for the enterprise level (high volume production) market. INSCI's software products enable customers to improve their services through electronic access to documents (e.g. invoices, statements, reports, etc.); provide financial savings through elimination of paper and microfiche; and provide the foundation for the digital document "back office" for electronic commerce applications. Sales to end users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. INSCI sells its products through a combination of a direct sales force and indirectly through value added resellers ("VARs"), distributors and strategic sales alliances with companies including Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

      Total revenue for the quarter ended June 30, 1999 ( the "current quarter") was $2,420,000 and decreased by $793,000, or 25%, compared to revenue of $3,213,000 for the quarter ended June 30, 1998. Product revenue decreased by $855,000 for the current quarter and was partially offset by an increase in services revenue of $62,000.

      Product revenue was $910,000 in the current quarter compared to $1,765,000 for the same quarter last year. The decrease in product revenue reflects several factors. As we have increased our focus to selling a greater portion of our products through sales partners, which include Unisys Corporation, Xerox Corporation and Moore Corporation, sales cycles have lengthened. We believe, however, that future sales growth through these partners will provide greater opportunities than through increases in our direct sales force. Another factor affecting current quarter revenues was the resignation of a key sales executive in March, 1999. We have been transitioning to a new sales management team and believe that the impact of this transition is largely behind us. We also believe there was some impact on this quarter's revenues due to customers and prospects delaying decisions as they focused on their own internal Y2K issues. As a result, we have experienced delays in several large orders. We expect to close on many of these orders over the next several months.

      Services revenue was $1,510,000 in the current quarter compared to $1,448,000 for the same quarter last year. Services revenues, which grew modestly in the current quarter, are related to the growth in product revenues. Accordingly, services revenues would have been higher had product revenue grown in the current quarter.

      For the quarter ended June 30, 1999 the Company received in excess of ten percent of its total revenues from Unisys , a strategic sales partner of the Company. A decline in revenues from this sales partner in future quarters could materially effect the revenues and operating results of the Company.

      INSCI has historically had volatility in quarter to quarter revenue growth while at the same time posting year to year growth increases. Looking forward, we believe that we have the products, sales partners and customer base to provide a strong foundation for continued annual revenue growth.

GROSS MARGIN AND COST OF REVENUE

      Gross margin for the quarter ended June 30, 1999 was $1,350,000 and decreased 36% compared to gross margin of $2,103,000 for the same quarter last year. Gross margin as a percent of revenues was 56% for the current quarter compared to 65% for the same quarter last year. The decrease in gross margin is primarily the result of decreased product revenue for the current quarter.

      Cost of product revenue as a percentage of product revenue was 38% in the current quarter as compared to 20% for the same quarter last year. Cost of services revenue was 47% in the current quarter as compared to 52% for the same quarter last year. The increase in cost of product revenue as a percent of revenues in the current quarter reflects the relatively fixed nature of amortization costs of capitalized software, with less revenue to cover these costs. To the degree that the Company's product revenues grow in future periods, cost of revenue as a percent of revenue is expected to decrease as increased revenues are available to absorb amortization costs. The improvement in cost of service revenue as a percent of service revenues reflects increased operating efficiencies of the service organization.

SALES AND MARKETING

      Sales and marketing expenses for the quarter ended June 30, 1999 were $850,000 and decreased by 19%, compared to $1,053,000 for the same quarter last year. The expense decrease reflects lower sales commissions associated with lower revenues for the current quarter combined with cost reductions in several marketing programs.

PRODUCT DEVELOPMENT

      The Company's product development program has been directed toward creating a suite of complementary products to meet customer and marketplace requirements for a more complete electronic document management solution. This development program includes continued development of NT and Web based products combined with enhancement of existing Unix based products. During fiscal 1999, the Company released significant enhancements to its Windows NT suite of products, which combine an electronic digital document repository with internet access and integrated imaging and workflow. This software can archive and retrieve high volumes of documents operating on the NT platform.

       The additions to INSCI's product offerings, along with enhancements to existing products, have been funded by the Company's gross expenditures for software products. Gross product development expenses for the quarter ended June 30, 1999 were $1,029,000 before capitalization of software expenses of $396,000, for net product development expenses of $633,000. Gross development expenses for the quarter ended June 30, 1998 were $806,000, before capitalization of software expenses of $335,000, for net product development expenses of $471,000. The increase of gross expenditures for the current quarter reflects acceleration of enhancements of the Company's newer line of NT and Web based products to meet the continuing increase in enterprise performance requirements in our market.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $641,000 for the quarter ended June 30, 1999 and increased by $256,000 compared to expenses of $385,000 for the same quarter last year. This increase reflects expenses associated with the addition of a President to the Company's executive organization, the addition of a formal management information services department to support our technological infrastructure and the addition of an investor relations program.

INTEREST INCOME, NET

      Net interest income for the quarter ended June 30, 1999 was $11,000 compared to $25,000 for the same quarter last year. The decrease reflects lower cash balances in the current quarter with correspondingly lower interest income.

NET INCOME (LOSS)

      Net loss for the quarter ended June 30, 1999 was $767,000 compared to a net income of $219,000 for the quarter ended June 30, 1998. The loss for the current quarter reflects decreases in revenues combined with increased expenditures for product development and general and administrative expenses.

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

FORWARD LOOKING COMMENTS

      We believe that opportunities to increase future revenues are best served by supporting sales growth through our strategic sales partner channels due to the existing customer relationships that these partners have and the relatively large number of sales personnel that they can direct to selling our products, as compared to much lower sales coverage of our internal direct sales force. We have also continued to increase our expenditures for product development with the objective of continuing to provide leading products to the markets that we serve. The increase in revenues for fiscal 1999 compared to fiscal 1998 reflects the positive impact on revenues of the Company's new products and increased revenues through indirect channels. We are not able to predict, however, when and to what degree future revenue increases from our NT based products or increased use of sales channels may occur. In addition, the long sales cycle associated with our products and market combined with the large dollar value of many customer orders, which may or may not be received in a given quarter, can result in quarter-to-quarter revenue volatility.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999 we had $797,000 of cash and working capital of $888,000 in comparison to $2,092,000 of cash and working capital of $2,153,000 as of June 30, 1998. The present cash reserves of the Company are believed to be sufficient to meet the foreseeable needs of the Company. The Company has available a $1.5 million working capital bank line which it has not utilized. Accounts receivable were $3,239,000 with weighted days outstanding of 65 as of June 30, 1999 compared to receivables of $2,866,000 with weighted days outstanding of 56, as of June 30, 1998. Our receivable days outstanding vary between 55 and 65 days and the current quarter's higher days are based on customer mix and are not indicative of any trend in increasing receivable days.

      The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                                     THREE MONTHS ENDED JUNE 30,
                                                        1999            1998
                                                       -------          -----
Cash provided by (used in)
        Operating activities                           $(1,066)         $ (82)
        Investing activities                              (578)          (424)
        Financing activities
                                                           574              2
                                                       -------          -----
           Increase (decrease) in cash and cash
             equivalents                               $(1,070)         $(504)
                                                       =======          =====

Cash and cash equivalents at end of period             $   797         $2,092

      Cash use increased by $566,000 for the three months ended June 30, 1999 compared to the same period last year. We used cash of $1,066,000 in operating activities for the three months ended June 30, 1999, primarily from our net loss. Net cash used in investing activities was $578,000 for the current period from additions to capitalized and purchased software combined with capital expenditures. Cash provided by financing activities totaled $574,000 and reflects funds received from the exercise of Company stock options.

      On July 16, 1999, the Company executed an Agreement ("Agreement") with Silicon Valley Bank ("SVB") to renew its bank line of credit. The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $750,000 for the quarters ending June 30 and September 30, 1999, $1,100,000 for the quarter ending December 31, 1999 and $1,500,000 for the quarter ending March 31, 2000, and a quick ratio, excluding deferred maintenance revenue, of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. To date, the Company has not borrowed against any portion of this credit facility.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended June 30, 1999.

ITEM 2.  CHANGE IN SECURITIES

         This item is not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This item is not applicable.

ITEM 5.  OTHER INFORMATION

      On July 16, 1999, the Company executed an Agreement ("Agreement") with Silicon Valley Bank ("SVB") to renew its bank line of credit. The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $750,000 for the quarters ending June 30 and September 30, 1999, $1,100,000 for the quarter ending December 31, 1999 and $1,500,000 for the quarter ending March 31, 2000, and a quick ratio, excluding deferred maintenance revenue, of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. To date, the Company has not borrowed against any portion of this credit facility.

      On July 27, 1999, the Company filed Post Effective Amendment No. 1 to the Registration Statement. The Company included in the Post Effective Amendment 9,458,835 shares of Common Stock (the "shares") comprised of 2,279,166 shares underlying outstanding warrants; 2,950,336 shares underlying previously granted stock options; up to 229,333 shares issuable upon conversion of outstanding 8% Convertible Redeemable Preferred Stock (the "Preferred Shares") and 4,000,000 shares reserved by the Company for acquisitions. All shares included in the Post Effective Amendment were previously included in the Form S-1 Registration Statement. Upon exercise of any of the warrants or stock options, the Company will receive the exercise/conversion price, and intends to use proceeds received for working capital and general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS.

      Exhibit 27, Financial Data Schedule

(B)   REPORTS ON FORM 8-K.

      A report on Form 8-K, dated April 27, 1999 was filed by the Company on April 29, 1999 regarding filing a Form S-8 for 3,000,000 shares of common stock underlying 3,000,000 stock options authorized under our 1997 Equity Incentive Plan.



                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INSCI CORP


Date:  August 5, 1999                By:   /S/ ROGER C. KUHN
                                           ------------------------------------
                                           Roger C. Kuhn
                                           Vice President and Chief Financial
                                           Officer