Form 10QSB
period 1999-09-30
INSCI CORP
filed 1999-11-05
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 1999

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from __________________ to_______________________

                         Commission file number: 1-12966


                                   INSCI Corp
             (Exact name of registrant as specified in its charter)

                 Delaware                              06-1302773
        -----------------------             ------------------------------------
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

Yes   X     No
     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                               Outstanding September 30, 1999
-------------------                               ------------------------------
Common stock, par value $.01                                  9,493,968

Transitional Small Business Disclosure Format (check one)
Yes        No X
    ---      ---

                                   INSCI Corp

                                      INDEX

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheet as of  September 30, 1999                          3

             Statements of Operations for the Three Months and
             Six Months Ended September 30, 1999 and 1998                     4

             Statements of Cash Flows for the Six Months
             Ended September 30, 1999 and 1998                                5

             Notes to Financial Statements                                    6

Item 2.      Management's Discussion and Analysis or Plan of Operation        8


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                               14

Item 2.      Change in Securities                                            14

Item 3.      Defaults Upon Senior Securities                                 14

Item 4.      Submission of  Matters to a Vote of Security Holders            14

Item 6.      Exhibits and Reports on Form 8-K                                14

             Signature                                                       14

PART I  FINANCIAL INFORMATION:

                                   INSCI Corp
                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)
                                                                   SEPTEMBER 30,
ASSETS                                                                 1999
Current assets:
         Cash and cash equivalents                                    $ 1,265
         Accounts receivable, net                                       4,276
         Inventory                                                         29
         Prepaid expenses and other                                       253
                                                                      -------
           Total current assets                                         5,823
Property & equipment, net                                                 690
Capitalized software development costs,
         net of accumulated amortization of $756                        1,035
Purchased software, net of accumulated amortization of $1005            1,727
Other assets                                                              825
                                                                      -------
Total assets                                                          $10,100
                                                                      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                 761
         Accrued expenses:
           Compensation                                                   433
           Vacation                                                       253
           Commissions                                                    268
           Other                                                          795
         Deferred maintenance revenue                                   1,330
                                                                      -------
           Total current liabilities                                    3,840
                                                                      -------
Stockholders' equity :
  Common stock                                                             96
  Preferred stock                                                          14
  Additional paid-in capital                                           29,312
  Accumulated deficit                                                 (23,162)
                                                                      -------
           Total stockholders' equity                                   6,260
                                                                      -------
Total liabilities and stockholders' equity                            $10,100
                                                                      =======

                             See accompanying notes

                                   INSCI Corp
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                     1999        1998         1999       1998
                                     ----        ----         ----       ----
Revenue
  Product                           $ 2,013    $   755       $2,923     $ 2,520
  Services                            1,811      1,541        3,321       2,989
                                    -------    -------       ------     -------
    Total revenue                     3,824      2,296        6,244       5,509
                                    -------    -------       ------     -------
Cost of revenue
  Product                               637        314          990         668
  Services                              641        842        1,358       1,598
                                    -------    -------       ------     -------
    Total cost of revenue             1,278      1,156        2,348       2,266
                                    -------    -------       ------     -------
Gross margin                          2,546      1,140        3,896       3,243
                                    -------    -------       ------     -------
Expenses
  Sales and marketing                 1,091        950        1,941       2,003
  Product development                   580        618        1,213       1,089
  General and administrative            650        475        1,297         860
                                    -------    -------       ------     -------
    Total expenses                    2,321      2,043        4,451       3,952
                                    -------    -------       ------     -------

Income (loss) from operations           225       (903)        (555)       (709)
                                    -------    -------       ------     -------
Other income (expense)
  Interest income                        10         20           21          45
  Interest expense                       (2)                     (2)
  Other                                --                         2
                                    -------    -------       ------     -------
    Total other income (expense)          8         20           21          45
                                    -------    -------       ------     -------
Net income (loss)                       233       (883)        (534)       (664)
                                    =======    =======       ======     =======

Preferred stock dividends              (143)      (135)        (302)       (298)
Net income (loss) applicable
  to common shares                  $    90    $(1,018)      $ (836)    $  (962)
                                    =======    =======       ======     =======
Basic earnings (loss) per
   common share                     $  0.01    $ (0.14)      $(0.10)    $ (0.14)
                                    =======    =======       ======     =======
Diluted earnings (loss) per
  common share                      $  0.01    $ (0.14)      $(0.10)    $ (0.14)
                                    =======    =======       ======     =======
Weighted average common
  shares outstanding, basic           9,204      7,143        8,130       6,956
                                    =======    =======       ======     =======
Weighted average common shares
  outstanding, fully diluted         12,813      7,143        8,130       6,956
                                    =======    =======       ======     =======

                             See accompanying notes

                                   INSCI Corp
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)
                                                          SIX MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1999             1998
                                                        ----             ----
Cash flows from operating activities:
  Net income (loss)                                   $  (534)          $  (664)
  Reconciliation of net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                       239               199
      Amortization of deferred software costs             597               445
      Stock options granted for services                   73                40
      Changes in assets and liabilities:
        Accounts receivable                            (1,288)              378
        Prepaid expenses and other current assets         (65)              (30)
        Accounts payable                                 (385)             (185)
        Accrued and other liabilities                     325              (542)
        Deferred maintenance revenue                       78               139
        Other assets                                       69               (46)
                                                      -------           -------
Net cash used in operating activities                    (891)             (266)
                                                      -------           -------
Cash flows from investing activities:
    Additions to capitalized software
      development costs                                  (339)             (234)
    Additions to purchased software costs                (428)             (209)
    Capital expenditures                                 (251)             (296)
                                                      -------           -------
Net cash used in investing activities                  (1,018)             (739)
                                                      -------           -------
Cash flows from financing activities:
    Proceeds from issuance of common stock              1,306                 2
                                                      -------           -------
Net cash provided by financing activities               1,306                 2
                                                      -------           -------

Net change in cash and cash equivalents                  (603)           (1,003)
Cash and cash equivalents at beginning of period        1,867             2,596
                                                      -------           -------
Cash and cash equivalents at end of period            $ 1,264           $ 1,593
                                                      =======           =======

      SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

      During the first six months ended September 30, 1999, the Company issued 125,000 shares of its Common Stock in exchange for software program rights. These shares had a fair market value of $609,000.

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES

During the six months ended September 30, 1999, 125,000 shares of common stock were issued in exchange for software program rights with a fair market value of $609,000.
                             See accompanying notes

                                   INSCI Corp

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The financial statements included in this report have been prepared by INSCI (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB, filed on June 28, 1999, for the fiscal year ended March 31, 1999, and with the Company's amended definitive proxy statement for its 1999 Annual Meeting of Stockholders filed with the Commission on September 22, 1999.

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations for the three months and six months ended September 30, 1999 and September 30, 1998, and cash flows for the six months ended September 30, 1999 and September 30, 1998.

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

EARNINGS (LOSS) PER SHARE

         Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. For the three months ended September 30, 1999 diluted net income per share includes stock options and warrants. Convertible securities for this period are not included since their impact would be antidilutive. For the six months ended September 30, 1999 and 1998 and the three months ended September 30, 1998, diluted net loss per share is the same as basic net loss per share since the inclusion of stock options, warrants and convertible securities would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                     SEPTEMBER 30,              SEPTEMBER 30,
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----
Numerator used for both basic and
  diluted earnings (loss)
  per share                       $    90     $(1,018)      $  (836)     $ (962)
                                  -------     -------       -------      ------
Denominator for basic earnings
  per share:
  Weighted average shares
    outstanding                     9,204       7,143         8,130       6,956
                                  -------     -------       -------      ------
Denominator for diluted earnings
  per share:
  Denominator for basic earnings
    per share                       9,204       7,143         8,130       6,956
  Effective of dilutive securities:
    Options                         3,540        --            --          --
    Warrants                           69        --            --          --
                                  -------     -------       -------      ------
                                   12,813       7,143         8,130       6,956
                                  =======     =======       =======      ======

Basic earnings (loss) per share   $  0.01     $ (0.14)      $ (0.10)     $(0.14)
                                  =======     =======       =======      ======

Diluted earnings (loss) per share $  0.01     $ (0.14)      $ (0.10)     $(0.14)
                                  -------     -------       -------      ------

CONTINGENCIES

      None

CREDIT FACILITY

         On July 16, 1999, the Company executed an Agreement ("Agreement") with Silicon Valley Bank ("SVB") to renew its bank line of credit. The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $750,000 for the quarter ending September 30, 1999, $1,100,000 for the quarter ending December 31, 1999 and $1,500,000 for the quarter ending March 31, 2000, and a quick ratio, excluding deferred maintenance revenue, of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. Subsequent to September 30, 1999 the Company has borrowed and outstanding $1,000,000 against this credit facility.

SUBSEQUENT EVENT, BUSINESS ACQUISITION

         On November 3, 1999, the Company announced that it had signed an agreement to acquire privately-held Internet Broadcasting Company (IBC) of Pompano Beach, Florida. Final closing is expected within 30 days pending IBC shareholder approval and satisfactory completion of customary closing requirements. This acquisition is related to the Company's recent announcement that it will enter the market for statement portal services, a means by which banks, savings and loans, and businesses of all types can outsource on a per transaction basis the management and high volume delivery to customers of statements, confirmations, invoices and other documents via the Internet, e-mail and/or fax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPARISON OF RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                         SEGMENTS AS PERCENT OF TOTAL REVENUE
                                      ---------------------------------------
                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                          SEPTEMBER 30           SEPTEMBER 30
                                      1999            1998   1999          1998
                                      ----            ----   ----          ----
Revenue                                %                %      %             %
                                     ----             ----   ----          ----
  Product                              53               33     47            46
  Services                             47               67     53            54
                                     ----             ----   ----          ----
    Total revenue                     100              100    100           100
Cost of revenue
  Product                              17               14     16            12
  Services                             17               37     22            29
                                     ----             ----   ----          ----
    Total cost of revenue              34               51     38            41
                                     ----             ----   ----          ----
Gross margin                           66               49     62            59
Expenses
  Sales and marketing                  29               41     31            36
  Product development                  15               27     19            20
  General and administrative           17               21     21            16
                                     ----             ----   ----          ----
    Total expenses                     61               89     71            72
                                     ----             ----   ----          ----

Income (loss) from operations           5              (40)    (9)          (13)

Interest income, net                    1                2     --             1
                                     ----             ----   ----          ----
Net income (loss)                       6              (38)    (9)          (12)
                                     ====             ====   ====          ====

THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

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

         In September 1999, the Company announced that it will enter the rapidly emerging market for statement portal services, a means by which banks, savings and loans, and businesses of all types can outsource on a per transaction basis the management and high volume delivery to customers of statements, confirmations, invoices and other documents via the Internet, e-mail and/or fax. The Company believes its new portal capabilities will further enhance the close relationships it has developed with its strategic distribution partners, which include Unisys, Xerox, First Data Investor Services and Moore North America.

         The September 30, 1999 quarter (the "current quarter") represented the highest quarterly revenue in the Company's history. Total revenue for the quarter was $3,824,000 and increased by 67% compared to revenue of $2,296,000 for the quarter ended September 30, 1998. Sales increased through both the Company's direct and indirect sales channels, which include such strategic partners as Xerox, Unisys and Fuji Xerox. Revenues through indirect sales channels more than tripled over last year, reflecting the Company's program to secure a greater portion of its revenues through indirect channels.

         Product revenue was $2,013,000 for the current quarter and increased by 167% compared to product revenue of $755,000 for the same quarter last year. This increase was largely driven by increases in the Company's COINSERV(TM) for Windows NT and Web-based products. Service revenues, which include systems integration and customer support services, totaled $1,811,000 for the current quarter, and increased by 18% compared to revenues of $1,541,000 for the same period last year. This increase reflects a growing installed base of customers that require integration and support services. To the degree that the Company's revenues grow over the next several quarters, it is expected that product revenues will grow at a faster rate than service revenues as the result of the Company's new products.

         For the quarter ended September 30, 1999, the Company received in excess of ten percent of its total revenues from both Unisys Corporation and Xerox Corporation, strategic sales partners of the Company. A decline in revenues from these sales partners in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

         Gross margin for the quarter ended September 30, 1999 was $2,546,000 and increased 123% compared to gross margin of $1,140,000 for the same quarter last year. Gross margin as a percent of revenues was 66% for the current quarter compared to 49% for the same quarter last year. The increase in gross margin is primarily the result of increased product revenue for the quarter.

         Cost of product revenue as a percentage of product revenue was 32% in the current quarter as compared to 42% for the same quarter last year. Cost of services revenue was 35% in the current quarter as compared to 55% for the same quarter last year. The decrease in cost of product revenue as a percent of revenues in the current quarter reflects the relatively fixed nature of amortization costs of capitalized software. To the degree that the Company's product revenues grow in future periods, cost of revenue as a percent of revenue is expected to decrease as increased revenues are available to absorb amortization costs.

SALES AND MARKETING

         Sales and marketing expenses for the quarter ended September 30, 1999 were $1,091,000 and increased by 15%, compared to expenses of $950,000 for the quarter ended September 30, 1998. The expense increase primarily reflects increases in commissions related to revenue increases for the current quarter.

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

         Gross product development expenditures for the quarter ended September 30, 1999 were $952,000 before capitalization of software expenses of $372,000, for net product development expenses of $580,000. Gross development expenditures for the quarter ended September 30, 1998 were $877,000, before capitalization of software expenses of $259,000, for net product development expenses of $618,000. The increase of gross expenditures for the current quarter reflects additional funding of the Company's Web and NT based products to meet the strategic direction of providing products to support the rapidly growing market for back office e-commerce support for document archiving and internet delivery, on both a packaged software and transaction basis. The Company plans to continue development expenditures at current or moderately increased levels into the foreseeable future in order to maintain its leadership position in the markets that it serves.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $650,000 for the quarter ended September 30, 1999 and increased by 37% compared to $475,000 for the same quarter last year. This increase reflects expenses associated with additions to the administrative staff, the addition of a formal management information services department to support the Company's technological infrastructure and the addition of an investor relations program.

OTHER INCOME

         Other income for the quarter ended September 30, 1999 was $8,000 compared to $20,000 for the same quarter last year. The decrease reflects lower cash balances in the current quarter with correspondingly lower interest income.

NET INCOME (LOSS)

         Net income for the quarter ended September 30, 1999 was $233,000 compared to a net loss of $883,000 for the quarter ended September 30, 1998. The increase in net income reflects revenue growth of 67% and gross margin growth of 123%, compared to expense growth of 14%.

SIX MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998:

REVENUE

         Total revenue for the six months ended September 30, 1999 (the "current period") was $6,244,000 and increased by 13% compared to revenue of $5,509,000 for the six months ended September 30, 1998. Product revenue was $2,923,000 for the current period and increased by 16% compared to product revenue of $2,520,000 for the same period last year. The increase in product revenues reflects the impact of the Company's Web and Windows NT based products in conjunction with a 58% increase in revenues through indirect sales channels. Revenues sold through indirect sales channels include Unisys, Xerox and several other third party selling partners. The Company believes that it now has the products and channels to support increased product revenue growth in future periods. However, the long sales cycle associated with the Company's market combined with large orders that will impact total quarterly revenues can result in quarter-to-quarter revenue volatility.

         Service revenues totaled $3,321,000 for the current period, and increased by 11% compared to revenues of $2,989,000 for the same period last year. Increased service revenues are linked to increases in product revenues and the Company's installed base. In many cases customers require the Company's systems integration and training support in order to efficiently implement the Company's software products. The Company expects services revenues to grow in relation to increases in product revenue growth in future quarters.

         For the six months ended September 30, 1999, the Company received in excess of ten percent of its total revenues from Unisys and Xerox Corporations. A decline in revenues from these sales partners in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

         Gross margin for the six months ended September 30, 1999 was $3,896,000 and increased by 20% compared to gross margin of $3,243,000 for the same period last year. Gross margin as a percent of revenues was 62% for the current period compared to 59% for the same period last year. The increase in gross margin is primarily the result of increased product revenue for the current period.

         Cost of product revenue as a percentage of product revenue was 33% in the current period as compared to 27% for the same period last year. The increase in cost of product revenues as a percent of revenues reflects an increase in capitalized software amortization combined with increased content of third party software expenses related to higher revenues from Web based products. Cost of services revenue was 41% in the current period as compared to 53% for the same period last year. The decrease in cost of services revenues as a percent of services revenues reflects increased productivity of the services organization. To the extent that the Company's revenues grow in future periods, cost of revenue as a percent of revenue is expected to decrease as increased revenues are available to absorb those costs that are relatively fixed in nature.

SALES AND MARKETING

         Sales and marketing expenses for the six months ended September 30, 1999 were $1,941,000 and decreased by 3%, compared to expenses of $2,003,000 for the same period last year. Sales and marketing expenses as a percent of revenue were 31% for the current period compared to 36% for the same period last year. The decreases in sales and marketing expense for the current period, both in absolute terms and as a percentage of revenue, reflects the cost efficiency related to increased revenues through indirect channels. It is expected that sales and marketing expense as a percent of revenue will decrease to the extent that future revenues increase.

PRODUCT DEVELOPMENT

         Gross product development expenses for the six months ended September 30, 1999 were $1,981,000, before capitalization of software expenses of $768,000, for net product development expenses of $1,213,000. Gross product development expenses for the six months ended September 30, 1998 were $1,534,000, before capitalization of software expenses of $445,000, for net product development expenses of $1,089,000. The increase of gross expenditures reflects additional funding of the Company's Web and NT based products to support the rapidly growing market for e-commerce document archiving and internet delivery. The Company plans to continue development expenditures at current or moderately increased levels into the foreseeable future in order to maintain its leadership position in the markets that it serves.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1,297,000 for the six months ended September 30, 1999 and increased by 51% compared to $860,000 for the same period last year. This increase reflects the addition of a formal management information services department to support the Company's technological infrastructure, additional compensation, and the addition of an investor relations program.

OTHER INCOME

         Other income for six months ended September 30, 1999 was $21,000 compared to $45,000 for the same quarter last year. The decrease reflects lower cash balances in the current period with correspondingly lower interest income.

NET INCOME (LOSS)

         Net loss for the six months ended September 30, 1999 was $534,000 compared to a net loss of $664,000 for the same period last year. The decrease in net loss reflects revenue growth of 13% and gross margin growth of 20%, compared to expense growth of 13%.

YEAR 2000 COMPUTER SOFTWARE CONVERSION

         Many computer systems will experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has assessed both internal readiness of its computer systems and the compliance of its computer software sold to customers for its ability to process the year 2000. The Company believes that it is materially ready to process year 2000 requirements. The majority of the costs associated with implementing the Company's year 2000 compliance program have already been recognized and have not been material in terms of the Company's financial operating results. The Company believes there is little risk associated with year 2000 issues relative to its internal operations or computer software sold. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of future changes, if required. The Company's inability to implement such changes could have an adverse effect on future results of operations.

FORWARD LOOKING COMMENTS

         We believe that opportunities to increase future revenues are best served by supporting sales growth through our strategic sales partner channels due to the existing customer relationships that these partners have and the relatively large number of sales personnel that they can direct to selling our products, as compared to much lower sales coverage of our internal direct sales force. We have also continued to increase our expenditures for product development with the objective of continuing to provide leading products to the markets that we serve. The increase in revenues for fiscal 2000 compared to fiscal 1999 reflects the positive impact on revenues of the Company's new products and increased revenues through indirect channels. We are not able to predict, however, when and to what degree future revenue increases from our Web and NT based products or increased use of sales channels may occur. In addition, the long sales cycle associated with our products and market combined with the large dollar value of many customer orders, which may or may not be received in a given quarter, can result in quarter-to-quarter revenue volatility.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999 the Company had $1,265,000 of cash and working capital of $1,983,000 in comparison to $1,593,000 of cash and working capital of $1,353,000 as of September 30, 1998. Accounts receivable were $4,276,000 with weighted days outstanding of 56 as of September 30, 1999 compared to receivables of $2,526,000 with weighted days outstanding of 98, as of September 30, 1998. The Company targets average collections at 45 days. Actual receivable days were below this target due to the lack of any extended payment terms in the Company's current mix of receivables. The present cash reserves of the Company are believed to be sufficient to meet the foreseeable needs of the Company. The Company has available a $1.5 million working capital bank line of which $1,000,000 has been utilized subsequent to September 30, 1999. The Company recently announced plans to enter the market for portal services. It is anticipated that this plan will require additional working capital and the Company is in the process of raising additional equity financing.

         The Company's cash flows are summarized below for the periods indicated: (in thousands)

                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                   1999               1998
                                                   ----               ----
Cash provided by (used in)
  Operating activities                            $  (890)        $  (266)
  Investing activities                             (1,018)           (739)
    Financing activities                            1,306               2
                                                  -------         -------
      Increase(decrease) in cash and cash
        equivalents                               $  (602)        $(1,003)
                                                  -------         -------
Cash and cash equivalents at end of period        $ 1,265         $ 1,593

         Cash use decreased by $401,000 for the six months ended September 30, 1999 compared to the same period last year, primarily as the result of proceeds from the issuance of common stock. The Company used cash of $890,000 in operating activities for the six months ended September 30, 1999. Net cash used in investing activities was $1,018,000 for the current period, primarily from additions to capitalized and purchased software. Cash provided by financing was $1,306,000 and reflects proceeds from the exercise of Company stock options.

         On July 16, 1999, the Company executed an Agreement ("Agreement") with Silicon Valley Bank ("SVB") to renew its bank line of credit. The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $750,000 for the quarter ending September 30, 1999, $1,100,000 for the quarter ending December 31, 1999 and $1,500,000 for the quarter ending March 31, 2000, and a quick ratio, excluding deferred maintenance revenue, of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. Subsequent to September 30, 1999 the Company has borrowed and outstanding $1,000,000 against this credit facility.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended September 30, 1999.

ITEM 2.  CHANGE IN SECURITIES

         This item is not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders is scheduled for November 9, 1999 for the purposes of (1) electing six Directors to serve for the ensuing year or until their successors are elected and have been qualified, (2) approving an amendment to the Articles of Incorporation to change the name of the Company to insci-statements.com,corp, (3) ratifying the appointment of Pannell Kerr Forster PC as the independent public accountants for the Company's fiscal year ended March 31, 1999, (4) ratifying and approving the Board of Directors' resolution to increase the authorized number of stock options under the Company's 1997 Equity Incentive Plan from 3,000,000 to 4,000,000 shares (5) considering such other business as may be properly brought before the meeting. Shareholders of record as of September 22, 1999 will be entitled to vote at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS.

            Exhibit 27, Financial Data Schedule

        (B) REPORTS ON FORM 8-K.

            A report of Form 8-K, dated July 27, 1999 was filed by the Company on July 27, 1999 regarding filing with the Commission of Post Effective Amendment No.1 to the Form S-1 Registration Statement, registration number 333-22187.

            A report of Form 8-K, dated September 24, 1999 was filed by the Company on September 30, 1999 regarding extension of the expiration date to December 30, 1999 for warrants on the Company's 8% Preferred Stock .

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INSCI

Date:  November 5, 1999              By:   /S/ ROGER C. KUHN
                                           ------------------------
                                           Roger C. Kuhn
                                           Vice President and Chief Financial
                                           Officer