Form 10QSB
period 1999-12-31
INSCI STATEMENTS COM CORP
filed 2000-02-11
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of
    1934 for the quarterly period ended: December 31, 1999

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange
    Act of 1934 For the Transition period from _______________ to _____________

                         Commission file number: 1-12966

                           INSCI-STATEMENTS.COM, CORP.
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

Yes   X     No
     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                             Outstanding December 31, 1999
-------------------                             -----------------------------
Common stock, par value $.01                             11,744,128

Transitional Small Business Disclosure Format (check one)
Yes         No  X
     ---       ---

                           INSCI-STATEMENTS.COM, CORP.

                                      INDEX

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet as of December 31, 1999                            3

            Statements of Operations for the Three Months and
            Nine Months Ended December 31, 1999 and 1998                     4

            Statements of Cash Flows for the Nine Months
            Ended December 31, 1999 and 1998                                 5

            Notes to Financial Statements                                    6

Item 2.     Management's Discussion and Analysis or Plan of Operation        8


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               14

Item 2.     Change in Securities                                            14

Item 3.     Defaults Upon Senior Securities                                 14

Item 4.     Submission of Matters to a Vote of Security Holders             14

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K                                15

            Signature                                                       15

PART I     FINANCIAL INFORMATION:

                           INSCI-STATEMENTS.COM, CORP.
                                  BALANCE SHEET
                                 (in thousands)
                                   (unaudited)
                                                                  December 31,
ASSETS                                                                1999
                                                                  ------------
Current assets:
    Cash and cash equivalents                                       $  2,136
    Accounts receivable, net                                           4,024
    Inventory                                                             11
    Prepaid expenses and other                                           105
                                                                    --------
      Total current assets                                             6,276
Property & equipment, net                                                715
Capitalized software development costs,
    net of accumulated amortization of $879                            1,112
Purchased software, net of accumulated amortization of $1276           1,645
Other assets                                                             782
                                                                    --------
Total assets                                                        $ 10,530
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes Payable                                                         78
    Accounts payable                                                     908
    Accrued expenses:
      Compensation                                                       558
      Vacation                                                           262
      Commissions                                                        159
      Other                                                              583
    Deferred maintenance revenue                                       1,297
                                                                    --------
      Total current liabilities                                        3,845
                                                                    --------
Stockholders' equity :
  Common stock                                                           118
  Preferred stock                                                         12
  Additional paid-in capital                                          34,273
  Accumulated deficit                                                (27,718)
                                                                    --------
      Total stockholders' equity                                       6,685
                                                                    ========
Total liabilities and stockholders' equity                          $ 10,530
                                                                    ========

                             See accompanying notes

                           INSCI-STATEMENTS.COM, CORP
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                     1999      1998          1999       1998
                                    -------   -------       -------     -------
Revenue
    Product                         $ 1,371   $ 2,065       $ 4,294     $ 4,585
    Services                          1,745     1,825         5,147       4,823
                                    -------   -------       -------     -------
      Total revenue                   3,116     3,890         9,441       9,408
                                    -------   -------       -------     -------
Cost of revenue
    Product                             582       315         1,586         983
    Services                            663       797         2,007       2,395
                                    -------   -------       -------     -------
      Total cost of revenue           1,245     1,112         3,593       3,378
                                    -------   -------       -------     -------
Gross margin                          1,871     2,778         5,848       6,030
                                    -------   -------       -------     -------
Expenses
    Sales and marketing                 990     1,142         2,964       3,152
    Product development                 651       712         2,034       2,520
    General and administrative        1,150       741         2,786       1,924
                                    -------   -------       -------     -------
      Total expenses                  2,791     2,595         7,784       7,596
                                    -------   -------       -------     -------

Income (loss) from operations          (920)      183        (1,936)     (1,566)
                                    -------   -------       -------     -------
Other income (expense)
    Interest income (expense)           (15)        1           (65)         37
    Other                                (1)        2            (1)        (19)
    Acquisition costs                  (664)                   (664)          -
                                    -------   -------       -------     -------
      Total other income (expense)     (680)        3          (730)         18
                                    -------   -------       -------     -------
Net income (loss)                    (1,600)      186        (2,666)     (1,548)
                                    =======   =======       =======     =======

Preferred stock dividends              (125)     (189)         (428)       (487)
Net income (loss) applicable
  to common shares                  $(1,725)  $    (3)      $ (3,094)   $(2,035)
                                    =======   =======       =======     =======
Basic earnings (loss) per common
  share                             $ (0.16)  $     -       $ (0.32)    $ (0.25)
                                    =======   =======       =======     =======

Diluted earnings (loss) per share   $ (0.16)  $     -       $ (0.32)    $ (0.25)
                                    =======   =======       =======     =======
Weighted average common
  shares outstanding                 10,847     8,370         9,661       8,095
                                    =======   =======       =======     =======
Weighted average common
  shares outstanding, fully
  diluted                            10,847     8,370         9,661       8,095
                                    =======   =======       =======     =======

                           See accompanying notes

                           INSCI-STATEMENTS.COM, CORP
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                           1999         1998
                                                         ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                      $ (2,666)    $ (1,548)
  Reconciliation of net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                             400          347
    Amortization of deferred software costs                 1,077          647
    Stock options granted for services                        201           50
    Changes in assets and liabilities:
      Accounts receivable                                    (986)        (496)
      Prepaid expenses and other current assets               118           30
      Accounts payable                                       (623)          87
      Accrued and other liabilities                           (53)        (248)
      Deferred maintenance revenue                            (45)         145
      Other assets                                             40         (112)
                                                         --------     --------
Net cash used in operating activities                      (2,537)      (1,098)
                                                         --------     --------
Cash flows from investing activities:
  Additions to capitalized software development costs        (539)        (355)
  Additions to purchased software costs                      (613)        (441)
  Capital expenditures                                       (339)        (474)
                                                         --------     --------
Net cash used in investing activities                      (1,491)      (1,270)
                                                         --------     --------
Cash flows from financing activities:
  Increase in Note Payable                                     50           61
  Proceeds from issuance of common stock                    2,802         --
  Proceeds from exercise of options of common stock         1,427          868
                                                         --------     --------
Net cash provided by financing activities                   4,279          929
                                                         --------     --------

Net change in cash and cash equivalents                       251       (1,439)
Cash and cash equivalents at beginning of period            1,885        2,831
                                                         --------     --------
Cash and cash equivalents at end of period               $  2,136     $  1,392
                                                         ========     ========


     SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

During the first nine months ended December 31, 1999, the Company issued 125,000 shares of its Common Stock in exchange for software source code rights. These shares had a fair market value of $609,000. The Company also issued 25,000 shares of its Common Stock as a commission for the IBC acquisition. These shares had a fair market value of $94,000.

                            See accompanying notes

                           INSCI-STATEMENTS.COM, CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

      The financial statements included in this report have been prepared by insci-statements.com, corp., formally INSCI Corp. (the "Company" or "insci"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the:

1. Supplemental financial statements and notes there to for the fiscal year ended March 31, 1999 included in the Company's 8-KA filing on January 12, 2000.
2. Financial statements and notes thereto included in the Company's annual report on Form 10-KSB, filed on June 28, 1999, for the fiscal year ended March 31, 1999, and
3. The Company's amended definitive proxy statement for its 1999 Annual Meeting of Stockholders filed with the Commission on September 22, 1999.

      In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of operations for the three months and nine months ended December 31, 1999 and December 31, 1998, and cash flows for the nine months ended December 31, 1999 and December 31, 1998.

      The accompanying consolidated financial statements give retroactive effect to the acquisition of insci-statements.com, corp. and The Internet Broadcasting Company, Inc. ("IBC") on December 10, 1999, which has been accounted for as a pooling-of-interests. Accordingly, operating results for the three and nine months ended December 31, 1999 and December 31, 1998 and the Statements of Cash Flows for the nine months ended December 31, 1999 and December 31, 1998 include the combined actual historical results of IBC and insci. IBC is a development stage company and has incurred losses prior to its acquisition by insci. These losses are included in the Consolidated Statements of Operations.

      The accompanying financial statements also include the operations of the Company and its wholly owned subsidiary; INSCI (UK) Limited, a product development center located in the United Kingdom. The INSCI (UK) limited subsidiary is not financially significant to the consolidated results of the Company. All intercompany transactions and balances have been eliminated in the preparation of the financial statements.

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACQUISITION

      On December 10, 1999, the Company completed the acquisition of The Internet Broadcasting Company, Inc. ("IBC") in a stock for stock exchange. The Company issued 1,000,000 shares of its common stock in exchange for all outstanding common stock of IBC. Additionally, all vested and unvested IBC stock options were exchanged for similar insci stock options. IBC, a privately held company located in Pompano Beach, Florida, is a developer and provider of proprietary technology for the secure delivery of financial documents. The acquisition was accounted for as a pooling-of-interests, and, accordingly, the financial statements for periods prior to the combination have been restated to include the accounts and results of operation of IBC.

   The financial position and results of operations previously reported by insci and IBC and the combined amounts presented in the accompanying supplemental financial statements are summarized as follows (in thousands):

                    Three months ended            Nine months ended
                       December 31,                  December 31,
                    1999          1998            1999          1998
Revenue
  insci             3,105         3,724           9,349         9,233
  IBC                  11           166              92           175
                    -----         -----           -----         -----
  Combined          3,116         3,890           9,441         9,408
                    -----         -----           -----         -----
Net income (loss)
  insci              (946)          385          (1,479)         (278)
  IBC                (654)         (199)         (1,187)       (1,270)
                    -----         -----           -----         -----
  Combined          (1,600)         186          (2,666)       (1,548)
                    -----         -----           -----         -----
Total Assets
  insci              --            --            10,368          --
  IBC                --            --               162          --
                                                 ------
  Combined           --            --            10,530          --
                                                 ------

EARNINGS (LOSS) PER SHARE

      Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. For the three months ended December 31, 1999 and December 31, 1998 and the nine months ended December 31, 1999 and December 31, 1998, diluted net loss per share is the same as basic net loss per share since the inclusion of stock options, warrants and convertible securities would be antidilutive.

   Earnings (loss) per share for insci without giving effect to the IBC acquisition for the three months ended December 31, 1999 and 1998 were (.05) and
 .05 respectively. Per share amounts for the nine months ended December 31, 1999 and 1998 were (.12) and (.04) respectively.

ISSUANCE OF COMMON STOCK

   During December 1999, 803,000 shares of common stock were issued to an investor for $2,193,000. Shares of common stock were also issued in exchange for a software source code license agreement in the amount of $609,000. See supplemental disclosure of non-cash financing and investing activities.

   In addition, during the nine months ended December 31, 1999 options were exercised to purchase 942,000 shares of common stock for $1,427,000.

CONTINGENCIES

      None

CREDIT FACILITY

      On July 16, 1999, the Company executed an Agreement ("Agreement") with Silicon Valley Bank ("SVB") to renew its bank line of credit. The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $1,100,000 for the quarter ending December 31, 1999 and $1,500,000 for the quarter ending March 31, 2000, and a quick ratio, excluding deferred maintenance revenue, of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. As of December 31, 1999 the Company had no borrowings outstanding against this credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF RECENT EVENTS

      On December 10, 1999, the Company acquired privately-held Internet Broadcasting Company, (IBC) of Pompano Beach, Florida. The Company acquired all of the stock of IBC in exchange for 1,000,000 shares of insci Common Stock. The acquisition has been accounted for as a pooling-of-interests. This acquisition is related to the Company's announcement that it will enter the market for statement portal services, a means by which banks, savings and loans, and businesses of all types can outsource on a per transaction basis the management and high volume delivery to customers of statements, confirmations, invoices and other documents via the Internet, e-mail and/or fax.

      On February 2, 2000 the Company announced that it had separated its two principal businesses, both operationally and financially, to establish its business-to-business, electronic statements presentment Internet portal as a separate wholly-owned subsidiary named InfiniteSpace.com, Corp. InfiniteSpace.com will initially focus on providing electronic statement/bill presentment services to the financial services industry, a sector where insci currently does approximately 60 percent of its business. InfiniteSpace.com will also introduce a range of new portal-based products for the electronic statement/bill presentment market to service the business-to-business needs of other industries. insci currently exploring various ways of enhancing the value of InfiniteSpace.com. It is examining a number of financing and strategic alternatives and is close to finalizing an agreement with a leading investment bank. To date, InfiniteSpace.com is still in a development stage and expects to produce revenue later in the year.

      The creation of the InfiniteSpace.com subsidiary is the next step in a series of strategic initiatives insci is making to become an application service provider in the market for high-end, Internet-based electronic statement presentment services. The Company believes its new portal capabilities will further enhance the close relationships it has developed with its strategic distribution partners, which include Unisys, Xerox, First Data Investor Services and Moore North America. InfiniteSpace.com is also currently discussing its services with a number of other companies who could be possible distribution partners going forward.

      On December 17, 1999, the Company entered into an equity transaction with The Tail Wind Fund, Ltd. ("Tail Wind"), wherein the Company received the sum of $2,193,000, as a result of the sale of 802,676 shares of Common Stock at $2.99 per share. Additionally, the Company issued 280,936 Warrants to purchases 280,936 shares of Common Stock at $4.30 per share. The Warrants are exercisable for a period of five (5) years.

      As a result of the agreement with Tail Wind, the Company provided Registration Rights for the shares of Common Stock purchased by Tail Wind and the underlying shares for the Warrants, and on January 19, 2000 the Company filed a Form S-3 Registration Statement with the Commission to register the securities purchased by Tail Wind.

COMPARISON OF RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                    Three months ended  Nine months ended
                                       December 31,        December 31,
                                       1999    1998        1999   1998
                                        ---     ---         ---    ---
    Revenue                               %       %           %      %
                                        ---     ---         ---    ---
      Product                            44      53          45     49
      Services                           56      47          55     51
                                        ---     ---         ---    ---
        Total revenue                   100     100         100    100
    Cost of revenue
      Product                            19       8          17     10
      Services                           21      20          21     25
                                        ---     ---         ---    ---
        Total cost of revenue            40      28          38     35
                                        ---     ---         ---    ---
    Gross margin                         60      72          62     65
    Expenses
      Sales and marketing                32      29          31     34
      Product development                21      18          22     27
      General and administrative         37      19          30     20
                                        ---     ---         ---    ---
        Total expenses                   90      66          83     81
                                        ---     ---         ---    ---

    Income (loss) from operation        (30)      6         (21)   (16)

    Other expense, net                  (21)     (1)         (7)     -
                                        ---     ---         ---    ---
    Net income (loss)                   (51)      5         (28)   (16)
                                        ===     ===         ===    ===

THREE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998:

REVENUE

      insci currently develops, sells, installs and supports electronic document repository software with integrated internet, imaging, workflow, print-on-demand, electronic distribution and archive (COLD) software for the enterprise level (high volume production) market. insci's software products enable customers to improve their services through electronic access to documents (e.g. invoices, statements, reports, etc.); provide financial savings through elimination of paper and microfiche; and provide the foundation for the digital document "back office" for electronic commerce applications. Sales to end users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. insci sells its products through a combination of a direct sales force and indirectly through value added resellers ("VARs"), distributors and strategic sales alliances with companies including Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

      Revenues for the quarter ended December 31, 1999 (the "current quarter") totaled $3,116,000 and decreased by 20% compared to revenues of $3,890,000 for the quarter ended December 31, 1998. This decrease in revenue was due principally to the continuing effects of the industry-wide slowdown in software sales as customers and prospects focused on remaining Year 2000 issues ("Y2K") issues. While the current quarter was impacted by Y2K, the Company expects revenues to increase in future quarters as customers concerns over Y2K issues diminish. Revenues for IBC for the current quarter and last year were not material.

      Product revenue was $1,371,000 for the current quarter and decreased by 34% compared to product revenue of $2,065,000 for the same quarter last year. This decrease, again, was largely the result of Y2K slowdowns. Service revenues, which include systems integration and customer support services, totaled $1,745,000 for the current quarter, and decreased by 4% compared to service revenues of $1,825,000 for the same period last year. The decrease in service revenues is primarily related to decreases in product revenues.

      For the quarter ended December 31, 1999, the Company received in excess of ten percent of its total revenues from Unisys Corporation, a strategic sales partners of the Company. A decline in revenues from this sales partner in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

      Gross margin for the quarter ended December 31, 1999 was $1,871,000 and decreased 33% compared to gross margin of $2,778,000 for the same quarter last year. Gross margin as a percent of revenues was 60% for the current quarter compared to 72% for the same quarter last year. The decrease in gross margin is primarily the result of decreased revenues for the quarter.

      Cost of product revenue as a percentage of product revenue was 42% in the current quarter as compared to 15% for the same quarter last year. The increase in cost of product revenue as a percent of revenues in the current quarter reflects lower revenues combined with cost increases for amortization of capitalized software. To the degree that the Company's product revenues grow in future periods, cost of revenue as a percent of revenue is expected to decrease as increased revenues are available to absorb amortization costs. Cost of services revenue was 37% in the current quarter as compared to 43% for the same quarter last year. The decrease in the cost of service revenues reflects increased productivity of the services organization.

SALES AND MARKETING

      Sales and marketing expenses for the quarter ended December 31, 1999 were $990,000 and decreased by 13%, compared to expenses of $1,142,000 for the quarter ended December 31, 1998. The expense decrease primarily reflects lower sales commissions related to revenue decreases for the current quarter. IBC sales and marketing expenses for the three months ended December 31, 1999 and 1998 were immaterial.

PRODUCT DEVELOPMENT

      Gross product development expenditures for the quarter ended December 31, 1999 were $1,041,000 before capitalization of software expenses of $390,000, for net product development expenses of $651,000. Gross development expenditures for the quarter ended December 31, 1998 were $1,060,000, before capitalization of software expenses of $348,000, for net product development expenses of $712,000. Expenditures for the current quarter reflects additional funding of the Company's Web and NT based products to meet the strategic direction of providing products to support the rapidly growing market for back office e-commerce support for document archiving and internet delivery, on both a packaged software and transaction basis. The Company plans to continue development expenditures at current or moderately increased levels into the foreseeable future in order to maintain its leadership position in the markets that it serves. IBC product development expenses for the three months ended December 31, 1999 were $56,000 compared to $125,000 for the quarter ended December 31, 1998.

GENERAL AND ADMINISTRATIVE

            General and administrative expenses were $1,150,000 for the quarter ended December 31, 1999 and increased by 55% compared to $741,000 for the same quarter last year. This increase reflects expenses associated with additions to the administrative staff, the addition of a formal management information services department to support the Company's technological infrastructure and the addition of an investor relations program. IBC general and administrative expenses for the three months ended December 31, 1999 were $356,000 compared to $196,000 for the quarter ended December 31, 1998.

OTHER INCOME (EXPENSE)

      Other expense for the quarter ended December 31, 1999 was $680,000 compared to other income of $3,000 for the same quarter last year. Other expense for the current quarter includes $664,000 of investment banking commissions and other professional costs related to the acquisition of IBC. Under pooling-of-interests accounting, these amounts have been expensed.

NET INCOME (LOSS)

      Net loss for the quarter ended December 31, 1999 was $1,600,000 compared to a net profit of $186,000 for the quarter ended December 31, 1998. Of the total loss for the current quarter, $664,000 relates to acquisition expenses for IBC, $436,000 (net of acquisition costs) for operating losses of IBC and $175,000 for start up expenses incurred by insci relating to establishment of its new electronic statements Internet portal. Net income for the quarter ended December 31, 1998, included an operating loss of $200,000 for IBC.

NINE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1998:

REVENUE

      Revenues for the nine months ended December 31, 1999 (the "current period") totaled $9,441,000 and increased slightly compared to revenues of $9,408,000 for the nine months ended December 31, 1998. Revenue growth during the first nine months was negatively impacted by the industry-wide slowdown in software sales as customers and prospects focused on remaining Y2K issues. The Company expects revenues to increase in future periods as customers concerns over Y2K issues diminish. Revenues for IBC for the current period and last year were not material.

      Product revenue was $4,294,000 for the current period and decreased by 6% compared to product revenue of $4,585,000 for the same period last year. This decrease, again, was largely the result of Y2K slowdowns. Service revenues, which include systems integration and customer support services, totaled $5,147,000 for the current period, and increased by 7% compared to service revenues of $4,823,000 for the same period last year. The increase in service revenues is primarily related to added maintenance revenue as the Company's installed base of customers increases.

      For the nine months ended December 31, 1999, the Company received in excess of ten percent of its total revenues from Unisys Corporation, a strategic sales partner of the Company. A decline in revenues from this sales partner in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

      Gross margin for the nine months ended December 31, 1999 was $5,848,000 and decreased 3% compared to gross margin of $6,030,000 for the same period last year. Gross margin as a percent of revenues was 62% for the current nine months compared to 65% for the same period last year. The decrease in gross margin is primarily the result of decreased product revenues for the period.

      Cost of product revenue as a percentage of product revenue was 37% in the current period as compared to 21% for the same period last year. The increase in cost of product revenue as a percent of revenues in the current period reflects lower revenues combined with cost increases for amortization of capitalized software. To the degree that the Company's product revenues grow in future periods, cost of revenue as a percent of revenue is expected to decrease as increased revenues are available to absorb amortization costs. Cost of services revenue was 39% in the current quarter as compared to 49% for the same period last year. The decrease in the cost of service revenues reflects increased productivity of the services organization.

SALES AND MARKETING

            Sales and marketing expenses for the nine months ended December 31, 1999 were $2,964,000 and decreased by 6%, compared to expenses of $3,152,000 for the nine months ended December 31, 1998. The expense decrease primarily reflects lower sales commissions related to product revenue decreases for the current period. IBC sales and marketing expenses for the nine months ended December 31, 1999 were $41,000 compared to $59,000 for the same period last year.

PRODUCT DEVELOPMENT

      Gross product development expenditures for the nine months ended December 31, 1999 were $3,398,000 before capitalization of software expenses of $1,364,000, for net product development expenses of $2,034,000. Gross development expenditures for the nine months ended December 31, 1998 were $3,463,000, before capitalization of software expenses of $943,000, for net product development expenses of $2,520,000. Gross product development expenditures for the nine months ended December 31, 1999 reflect additional funding of the Company's Web and NT based products to meet the strategic direction of providing products to support the rapidly growing market for back office e-commerce support for document archiving and internet delivery, on both a packaged software and transaction basis. The Company plans to continue development expenditures at current or moderately increased levels into the foreseeable future in order to maintain its leadership position in the markets that it serves. IBC product development expenses for the nine months ended December 31, 1999 were $225,000 compared to $843,000 for the same period last year.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $2,786,000 for the nine months ended December 31, 1999 and increased by 45% compared to $1,924,000 for the same period last year. This increase reflects expenses associated with additions to the administrative staff, the addition of a formal management information services department to support the Company's technological infrastructure and the addition of an investor relations program. IBC general and administrative expenses for the nine months ended December 31, 1999 were $696,000 compared to $518,000 for the same period last year.

OTHER INCOME (EXPENSE)

      Other expense for the quarter ended December 31, 1999 was $730,000 compared to other income of $18,000 for the same period last year. Other expense for the current period includes the $664,000 of expenses related to the acquisition of IBC.

NET INCOME (LOSS)

      Net loss for the nine months ended December 31, 1999 was $2,666,000 compared to a net loss of $1,548,000 for the nine months ended December 31, 1998. Of the total loss for the current period, $664,000 relates to acquisition expenses for IBC, $958,000 (net of acquisition costs) for operating losses of IBC, and $175,000 of start up expenses incurred by insci relating to establishment of its new electronic statements Internet portal. Of the total loss for the nine months ended December 31, 1998, $1,270,000 relates to operating losses of IBC.

FORWARD LOOKING COMMENTS

      We believe that opportunities to increase future revenues are best served by supporting investments that address the rapidly expanding market for Internet based statement/bill presentment services and digital document storage, workflow, and electronic commerce. We are addressing this market by separating our two principal businesses, on-site software solutions and portal based solutions, both operationally and financially, through the establishment of our business-to-business, electronic statements presentment Internet portal as a separate wholly-owned subsidiary named InfiniteSpace.com. We have also continued to increase our expenditures for product development with the objective of continuing to provide leading products to the markets that we serve. We are not able to predict, however, when and to what degree future revenue increases from our Internet based products may occur. In addition, the long sales cycle associated with our products and market combined with the large dollar value of many customer orders, which may or may not be received in a given quarter, can result in quarter-to-quarter revenue volatility.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999 the Company had $2,136,000 of cash and working capital of $2,431,000 in comparison to $1,392,000 of cash and working capital of $983,000 as of December 31, 1998. Accounts receivable were $4,024,000 with weighted days outstanding of 58 as of December 31, 1999 compared to receivables of $3,444,000 with weighted days outstanding of 39, as of December 31, 1998. The Company has available a $1.5 million working capital bank line. As of December 31, 1999 the Company had no borrowings outstanding against this facility. The Company recently announced plans to enter the market for portal services and in this regard has established a wholly owned subsidiary, InfiniteSpace.com. It is anticipated that this subsidiary will require additional funding and the Company is in discussions with a major investment bank to raise equity funding for this initiative.

      The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                                  NINE MONTHS ENDED DECEMBER 31,
                                                        1999         1998
Cash provided by (used in)
  Operating activities                                 $(2,537)     $(1,098)
  Investing activities                                  (1,491)      (1,270)
  Financing activities                                   4,279          929
    Increase(decrease) in cash and cash equivalents    $   251      $(1,439)

Cash and cash equivalents at end of period             $ 2,136      $ 1,392

      Cash increased by $251,000 for the nine months ended December 31, 1999 compared to a decrease of $1,439,000 for the same period last year. This increase primarily reflects proceeds from the issuance of common stock. The Company used cash of $2,537,000 in operating activities for the nine months ended December 31, 1999 resulting mainly from the operating loss for the period and an increase in Accounts Receivable. Net cash used in investing activities was $1,491,000 for the current period, primarily from additions to capitalized and purchased software. Cash provided by financing was $4,279,000 and reflects proceeds from sale of common stock combined with the exercise of Company stock options.

      On July 16, 1999, the Company executed an Agreement ("Agreement") with Silicon Valley Bank ("SVB") to renew its bank line of credit. The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants which include minimum tangible net worth of $1,100,000 for the quarter ending December 31, 1999 and $1,500,000 for the quarter ending March 31, 2000, and a quick ratio, excluding deferred maintenance revenue, of 1:50 to 1. The Company, at its option, may terminate the credit facility with SVB without penalty. As of December 31, 1999 the Company had no borrowings outstanding against this credit facility. The Company expects available cash and its existing credit facility will be sufficient to meet operating expense requirements over the near term.

 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

      With the exception of historical information, the matters discussed in this report are "forward looking statements" as the term is defined in Section 21E of the Securities Exchange Act of 1934. While the Company believes that its strategic plan is on target and the business outlook remains strong, several important factors, many of which are beyond the control of the Company, have been identified which could cause results to differ materially from historical, planned, implied or predicted results of the Company. While the Company has achieved an operating income in some past quarters, insci historically has been unable to generate sales volumes necessary to achieve profitability on a sustained basis. insci has experienced, and may in the future experience, significant quarter-to-quarter fluctuations in revenues and the results of operations. Such fluctuations may result in volatility in the market price of the Company's Common Stock.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended December 31, 1999.

ITEM 2. CHANGE IN SECURITIES

        This item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On November 9, 1999, the Company's Annual Meeting of Stockholders ("Annual Meeting") was held at the Company's offices in Westborough MA. The record date to determine Stockholders entitled to vote at the Annual Meeting was September 22, 1999 and shares of the Company's Common Stock issued and outstanding as of this date and entitled to vote were 9,463,000 shares.
Votes received totaled 8,900,000 shares.

      The following individuals standing for re-election as Directors were elected by a majority vote of shareholders:

      Dr. E. Ted Prince, Francis X. Murphy, Robert F. Little, Thomas Farkas, Darryl R. Dobin and John A. Lopiano. The number of votes cast for these individuals were 8,608,000 with abstentions of 150,000.

      Shareholders approved by a majority vote to change the name of the Company to insci-statements.com, corp. The number of votes cast for the proposal were 8,610,000 against 224,000 and abstentions 13,000.

      Shareholders approved by a majority vote to ratify the appointment of Pannell Kerr Forster PC as the independent public accountants for the Company's fiscal year ended March 31, 1999. The number of votes cast for the proposal were 8,839,000, against 42,000 and abstentions, 18,000.

      Shareholders approved by a majority vote to increase the authorized number of stock options under the Company's 1997 Equity Incentive Plan from 3,000,000 shares to 4,000,000 shares. The number of votes cast for the proposal were 4,529,000, against 513,000 and abstentions, 23,000.

ITEM 5. OTHER INFORMATION

        This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS.

            Exhibit 27, Financial Data Schedule

        (B) REPORTS ON FORM 8-K.

            A report of Form 8-K, dated November 17, 1999 was filed by the Company on December 6, 1999 regarding the name change of the Company to insci-statements.com, corp.

            A report of Form 8-K, dated December 10, 1999 was filed by the Company on December 27, 1999 regarding the acquisition of The Internet Broadcasting Company, Inc.

            A report of Form 8-K, dated December 17, 1999 was filed by the Company on January 4, 2000 regarding The Tail Wind Fund, Ltd. Private Placement under Regulation D.

            A report of Form 8-K, dated December 22, 1999 was filed by the Company on January 4, 2000, regarding a change in management and the addition of a board member.

            A report of Form 8-KA, dated December 10, 1999 was filed by the Company on January 12, 2000 as a supplement to the Form 8-K dated the same day, regarding submission of supplemental financial statements for the acquisition of The Internet Broadcasting Company, Inc.

            A report of Form 8-K, dated December 31, 1999 was filed by the Company on January 12, 2000 regarding the expiration of warrants.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INSCI-STATEMENTS.COM, CORP

Date:  February 11, 2000         By:  /S/ ROGER C. KUHN
                                      ------------------------------------
                                      Roger C. Kuhn
                                      Vice President and Chief Financial Officer