Form 10KSB
period 2000-03-31
INSCI STATEMENTS COM CORP
filed 2000-06-29
CIK 878612

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIIES
                              EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED:                          COMMISSION FILE NUMBER

      MARCH 31, 2000                                          1-12966
===============================================================================
                           INSCI-STATEMENTS.COM, CORP.
                              FORMERLY INSCI CORP.
===============================================================================
               (Exact name of registrant specified in its charter)

    DELAWARE      TWO WESTBOROUGH BUSINESS PARK, WESTBOROUGH, MA   06-1302773
    --------      ----------------------------------------------   ----------
(State or other      (Address of Principal executive offices)   (I.R.S. Employer
jurisdiction of                                                 Identification
incorporation                                                         No.)
or organization)
                                      01581
                                    Zip Code
                                 (508) 870-4000
              (Registrant's Telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:   NONE

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class

                          COMMON STOCK, $.01 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes     X        No _____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         Revenues for the fiscal year ended March 31, 2000 were $11,020,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the closing bid and asked quotations for the Common Stock on June 23, 2000, as reported by NASDAQ, was approximately $49,933,000. As of June 23, 2000, registrant had outstanding 12,681,497 shares of Common Stock.

Part III incorporates information by reference to the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2000.

===============================================================================

                           INSCI-STATEMENTS.COM, CORP.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                      INDEX

PART I
                                                                          PAGE
Item 1.    Description of Business .....................................     3

Item 2.    Description of Properties ...................................     9

Item 3.    Legal Proceedings ...........................................     9

Item 4.    Submission of Matters to a Vote of Securities Holders .......     9

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters .....................................................     9

Item 6.    Management's Discussion and Analysis or Plan of Operations ...   10

Item 7.    Financial Statements .........................................   16

Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosures ....................................   16

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act ............   16

Item 10.   Executive Compensation .......................................   16

Item 11.   Security Ownership of Certain Beneficial Owners and Management   17

Item 12.   Certain Relationships and Related Transactions ...............   17

Item 13.   Exhibits and Reports on Form 8-K .............................   17

SIGNATURES ..............................................................   18

EXHIBIT INDEX ...........................................................   21

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

OVERVIEW

         Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Risk Factors" section of the "Management Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference and contained herein, which identify important risk factors that could cause actual results to differ materially from those contained in the forward looking statements.

         insci-statements.com, corp. (insci) (together with its subsidiaries "insci" or the "Company") (Nasdaq: INSI) is a provider of Internet-based and on-site enterprise software and services solutions for electronic statement presentment (ESP), digital document storage, workflow and electronic commerce. Our solutions incorporate enhanced Internet and electronic commerce capabilities for managing and securely distributing large volumes of high-value business transaction documents and reports in on-site enterprise systems environments or via our wholly-owned business-to-business Internet Application Service Provider
(ASP), InfiniteSpace.com, Corp. (Infinite).

         insci was incorporated in Delaware in December 1989 and is headquartered in Westborough, Massachusetts. The mailing address for the Company's headquarters is 2 Westborough Business Park, Westborough MA. Its telephone number at that location is 508-870-4000. Insci can also be reached at its Web site http://www.insci.com.

         During fiscal 2000, we implemented several key strategic business initiatives. Our management believes that the investments made in these areas are vital to attaining sustainable long-term competitive advantages. Among these initiatives were:

o  Repositioned the company as a leader in the electronic statement presentment
   (ESP) market, forecast by industry analysts to have rapid growth.

o Launched a new, wholly-owned subsidiary, InfiniteSpace.com, Corp., to offer ESP services on an outsourced basis as an application service provider to a new and fast-growing ESP market segment.

o Acquired Internet Broadcasting Corporation, Inc., a technology leader in the secure distribution of electronic documents.

o  Expanded international sales especially in Latin America and Asia.

         During fiscal 2000 we separated our two principal businesses, both operationally and financially, and established our business-to-business, electronic statement presentment application service provider, InfiniteSpace.com, Corp., as a separate wholly-owned subsidiary. Located in Westborough, MA, The initial focus of Infinite is on providing electronic statement presentment services to the financial services industry, a sector where we currently do approximately 60% of our business. Infinite will also introduce a range of innovative new ASP based products for the rapidly emerging electronic statement/bill presentment market to service the business-to-business needs of other industries.

         insci's software products are designed to provide customers with the ability to electronically store and manage high volumes of transaction documents and reports, and to rapidly access these documents for reference, printing or delivery via the Internet or other electronic means. The use of our software products typically enables the customer to increase productivity and operational efficiencies, reduce and/or eliminate document warehousing and handling costs, increase the level of customer service, generate additional revenue sources or gain other competitive advantages. These products are based on open client/server architecture capable of integrating with most computing platforms, data output formats, hardware storage devices and complementary e-commerce, electronic bill presentment, and on-line retailing technologies.

         Our products typically are found in those areas of an organization where the electronic availability of customer-facing documents, source documents and reports is necessary to support the business function. Customer-facing documents vary by industry but generally include invoices, statements, purchase orders, policies, and transaction confirmation documents that are produced in high volume. Source documents may include new account applications, signature cards, purchase orders, signed bills of lading, insurance claim forms and other similar documents. These types of documents require electronic indexing and storage to enable rapid retrieval and viewing for customer support functions, for adherence to regulatory requirements, for data analysis and report generation, for inclusion in Enterprise Resource Planning (ERP) implementations, and for e-commerce applications.

         Electronic commerce is rapidly becoming a critical business requirement. New capabilities such as electronic bill presentment, customer access to statements and bills, and integrated invoicing and marketing extend the value of conventional printing and distribution of customer-facing documents. Our software and ASP products provide the core digital document repository and Web-based access and delivery capabilities that are required for electronic commerce applications. This constitutes the "digital back office" for e-commerce.

         We also offer numerous services including consulting, systems integration, software installation, training, software maintenance and technical support. Our advanced systems integration services division works with customers to integrate technologies into their business environments to more effectively leverage current and future investments in technology.

         Our strategic relationships include Unisys, Xerox, Fuji/Xerox, Moore North America, Moore Emerging Technologies, and PFPC (formerly First Data Investor Services Group). Through marketing efforts with our partners and our direct sales force, we have a presence in most major corporate sectors. ESP+ is used in the banking, financial services, telecommunications, insurance, utilities, manufacturing, healthcare, and government industries and is adaptable to many other industry environments.

INFINITESPACE.COM

         Last fall we announced plans to offer our ESP+ products to customers wishing to use them on an outsourced basis. We believe this ASP delivery method has great potential for the small to medium enterprises that do not have the resources or desire to purchase, install and operate our ESP+ software. In January 2000, we formed InfiniteSpace.com as a wholly-owned subsidiary to concentrate exclusively on the ASP business.

         Infinite's Internet-based services are designed to provide a rapid and cost effective means for financial services companies -- particularly mutual funds, credit card companies, securities broker/dealers, 401(k) and variable annuity providers, and banks -- as well as health care providers and other businesses to outsource comprehensive Web-based document management and distribution capabilities. Benefits include significantly reduced cost of ownership, faster time to market with products and services, minimal infrastructure support requirements, and improved customer service. Our service employs sophisticated security, scalability to accommodate high volume usage, capabilities to ensure uninterrupted operations, and open system architecture for easy integration with a customer's existing computing, printing, database, and portal resources.

         We intend to sell our products and services through new distribution partnerships with back office recordkeepers, and print/mail outsourcing providers as well as by leveraging insci's existing reseller relationships. Infinite charges customers for services on the basis of transactions processed creating a highly valuable recurring revenue stream. Providing services on a per-transaction basis, allows resellers and customers to enter the market without having to make large up-front investments in technology and personnel.

Since its founding, Infinite has opened its Galaxy2 data center housed in a new state-of-the-art facility in Waltham, MA. The center is built on fully redundant servers, routers and switching equipment, includes two levels of hardware load balancing and also features:

  o HVAC temperature control and separate cooling zones for constant climate
  o Seismically braced racks for earthquake protection
  o State-of-the-art smoke detection and fire suppression systems
  o Fully redundant power and backup generators
  o 24 hour by 7 day secured access
  o Motion sensors, video camera surveillance, and security breach alarms

Infinite has also recruited and hired a full management team with extensive experience in building technology service businesses

Additionally, Infinite has announced the signing of its first two distribution partners -- Standard Register and Bell & Howell.

Infinite believes that its unique service offerings, combined with the high volume opportunities in the Electronic Bill Payment and Presentment ("EBPP") and ESP markets, will allow it to become a leading application service provider for high-end, Internet-based electronic statement presentment and electronic bill presentment and payment services.

MANAGEMENT CHANGES

         On November 9, 1999, at our Annual Meeting of Stockholders, E. Ted Prince, Darryl R. Dobin, Thomas Farkas, Robert F. Little, John A. Lopiano and Francis X. Murphy were elected by shareholders to serve as directors of the company for the ensuing year.

         On December 22, 1999, Leonard S. Simon was appointed to the Board of Directors.

         As of December 22, 1999, Darryl R. Dobin resigned as President and Chief Operating Officer and as a director of the company.

         On December 28, 1999, John C. Pemble was appointed President and Chief Operating Officer of the company.

         On June 1, 2000, Yaron I. Eitan was appointed to the Board of Directors. This appointment expands the board to seven members.

SOFTWARE PRODUCTS AND SERVICES

o  THE INSCI-STATEMENTS.COM ESP+ SOLUTIONS SUITE

         Our ESP+ family of integrated, client/server based software solutions enables customers to store, manage, access and distribute high volumes of transaction documents and reports. This software utilizes magnetic and optical disk, CD and automated tape libraries to index, archive, retrieve and distribute computer-generated documents and scanned images including transaction documents and data. Documents are stored in a deep archive and can be rapidly retrieved for on-demand viewing, printing, Internet distribution, CD distribution and re-purposed for interactive Internet presentment and other e-commerce functions. The ESP+ Solutions Suite enables organizations to use existing print applications as the gateway for implementing digital document repositories, preserving their investment in legacy applications as well as establishing the required infrastructure for e-commerce applicability.

         Our core product technology ESP+archive(TM), formerly known as COINSERV(TM), is based on client-server architecture that is highly scalable with versions for Windows(R) NT and such UNIX platforms as IBM AIX, Sun(R) Solaris(TM), HP HP/UX, SCO UnixWare and Unisys SVR4. COINSERV for Windows NT, the earlier version of ESP+archive, was selected as Product of the Year over competing products in the COLD (Computer Output to Laser Disk)/Enterprise Report Management (ERM) category by Imaging and Document Solutions Magazine in its January '99 issue. ESP+archive provides the software platform of our portal services business. insci's products are rated in the top of their class by research and analyst groups such as Doculabs, Gartner Group, IMerge Consulting and others.

         ESP+ products are currently installed at over 500 customer sites worldwide. These systems are used in a wide range of vertical industry segments and deployed in departmental and enterprise-wide configurations. ESP+ systems support a wide variety of diverse data formats including IBM mainframe formats; UNISYS mainframe formats; UNIX and PC print output formats; intelligent data streams such as IBM Advanced Function Presentation (AFP), Xerox Metacode and DJDE, PCL, Adobe PDF, and XML; and scanned documents in TIFF format. The ESP+ Solutions Suite encompasses the following products:

o  ESP+ARCHIVE FOR WINDOWS NT AND UNIX - DEEP DOCUMENT ARCHIVE

         Both in its award-winning production NT version and in the time-proven UNIX platform, the ESP+archive system provides high-performance ingestion, indexing, storage management, and retrieval for high volumes of computer produced statements, confirms, bills, invoices and reports. This includes handling diverse data streams such as standard ASCII and EBCDIC formats, IBM(R) Advanced Function Presentation(R) (AFP), Xerox Metacode(TM) and DJDE, Adobe(R) Portable Document Format (PDF) and XML. It also provides rapid application deployment through productivity tools like ESP+designer(TM) for document definition setup and ESP+forms(TM) for the development of PDF-based form overlays for plain text documents.

o  ESP+IMAGE - IMAGE CAPTURE AND PROCESSING

         ESP+image(TM) provides high-volume and high-throughput document image capture, indexing and image processing, either centrally or distributed, in preparation for document image storage in the ESP+archive. ESP+image enables the digital document archive with common storage, indexing and retrieval of images along with existing computer produced output.

o  ESP+FLOW - BUSINESS PROCESS AND DOCUMENT WORKFLOW

         ESP+flow(TM) provides workflow activation of business documents and business processes. Whether triggered by documents stored in the repository or by a business activity (or combination of activities), ESP+flow supports the design and flow of business processes and their requirements to link to the necessary underlying supporting information.

o  ESP+WEB - WEB ACCESS CLIENT

         In addition to the standard ESP+archive Windows desktop client interface, today's businesses require Web-based access to their digital documents. ESP+web provides that capability in an easy-to-use Web interface that uses the same search and presentation concepts as the Windows client, with no proprietary plug-ins or database connections required by the end user.

o  ESP+DESKTOP -WINDOWS ACCESS CLIENT

         ESP+desktop is our standard 32-bit Windows client access solution. It provides access to all of the features of the ESP+archive, including support for viewing and printing intelligent data stream documents and scanned images. ESP+desktop also provides an API for integration with 3rd party applications. ESP+desktop software will run on Microsoft Windows 98, Windows NT Workstation and Windows NT Server.

o  ESP+DIRECT - AUTOMATED INTERNET E-MAIL NOTIFICATION & DELIVERY

         ESP+direct automates the distribution of e-mail, faxing and printing of documents contained in ESP+archive. Triggered either by the arrival of these documents or through ad-hoc requests, automatic distribution supports today's emerging e-business initiatives.

o  ESP+CD - DOCUMENT PACKAGING AND DISTRIBUTION ON CD

         ESP+CD allows creation and distribution of custom self-contained CDs with their own digital document repositories and all necessary search, retrieval and viewing components. CD content may be automatically extracted or requested on an ad-hoc basis from the main ESP+archive, or archived directly from other sources. There are still many situations in which Internet and Web distribution do not fulfill the distribution requirement, and ESP+CD provides a viable production solution for these applications.

o  ESP+LINK FOR ERP - ARCHIVE INTEGRATION WITH SAP R/3

         ESP+link for ERP provides SAP-certified compliance with SAP's ArchiveLink interface. As an R/3 system grows, its database becomes overloaded with archive information needing an outlet. The ESP+link module allows businesses to additionally leverage the use of their ESP+archive system to satisfy this requirement with a robust and scaleable repository for storage of SAP R/3 objects.

o  ESP+ANALYZER - DOCUMENT DATA MINING & REPORT GENERATION

         ESP+analyzer lets businesses unlock the knowledge contained in their stored documents. It provides a means of extracting lines, columns and fields from text-based documents to build ad-hoc reports, tables, graphs, or to export data for other applications.

o  APITOOLKIT - API ACCESS FOR CUSTOM APPLICATIONS

         APItoolkit allows businesses to build their own applications and interfaces that make use of the document repository and its contents, while sparing them from re-engineering the underlying technologies for searching and viewing. When standard access isn't enough, or tight integration to another application is required, this API provides the additional functionality to incorporate that access into critical applications.

PROFESSIONAL SERVICES GROUP

         Utilizing our core products and technologies and the capabilities of our consulting resources, we have developed specialized systems integration approaches and methodologies that allow us to carry out the implementation of advanced solutions within large and complex client environments. These methodologies encompass project direction and management, quality assurance and control, and testing disciplines that are essential for mission-critical solutions in large organizations with massive data stores and critical processing time frames. Based upon expertise in integrated output management, electronic printing, imaging, document management, on-demand printing, data storage, and data mining, we provide services and solutions to global problems in the customer service and data storage areas. With these project management, technical, product and architectural skills, we are able to offer a unique set of solutions and capabilities to organizations that are seeking more than a software product to satisfy their organizational and business requirements.

STRATEGIC ALLIANCES

         We have developed several strategic business alliances through which we extend our marketing efforts and generate sales. In the course of fiscal 2000, Unisys Corporation, an existing reseller of our products, implemented a program to bundle products with their ClearPath HMP Enterprise servers. In September 1999, Xerox Corporation signed an agreement to resell insci's family of products. We also participated in Xerox's DocuWorld initiative, which provides a worldwide forum for select companies to present information regarding their document automation products in conjunction with Xerox Corporation.

         For fiscal 2000, we received in excess of ten percent of our total revenues from both Unisys Corporation and Xerox Corp. A decline in revenues from these sales partners in future periods could materially effect our revenues and operating results.

         We currently have agreements with a limited number of value added resellers ("VARs"). VARs generally are organizations that sell their own computer application software systems to special vertical markets, such as banks, health care organizations or credit unions. VARs sell our products as part of an integrated system of hardware and software for the VARs' customers. We sell our products directly to VARs for resale to the VARs' customers.

PRODUCT DEVELOPMENT

         The market for data storage and retrieval products is highly competitive and characterized by frequent technological change. Consequently, we must continually enhance our products and continue to develop new products. We utilize our staff of development engineers and customer support personnel to identify, design, and develop product enhancements and new products. We have additionally increased the amount of development we perform by locating some work offshore where resources are less costly, thus enabling us to compete more effectively against many competitors with far greater resources than we possess.

MARKETING AND SALES

         We market our products through our own sales force in combination with strategic alliances and VAR's. Marketing activities include trade journal advertising, distribution of sales and product literature describing our products, their applications and benefits, attendance at trade shows and conferences, sponsoring or supporting seminars for customers and prospects, and on-going communications with the established base of customers via newsletters, new product announcements, direct mail and telemarketing. Public relations activities include speaking at trade group meetings, publishing of technical articles, publishing of user success stories, and distributing of press releases about the company and our products.

         Our direct sales force focuses on prospects for our products that are in high volume, high performance environments. Sales representatives initiate contacts with prospective end user customers and make direct sales of our products to those prospects. They also provide assistance and make joint presentations with our resellers and strategic business alliances. Additionally, they frequently work with our systems engineers to provide high level technical consulting services both before and after a sale.

         We are likely to enter into additional marketing alliances that will have the potential to generate further significant sales. In particular we believe that companies in the imaging, workflow, information retrieval, electronic commerce, Internet and printing areas are likely to require our products in order to meet their own objectives. We intend to continue discussions with such companies with a view to closing further such alliances.

VENDORS AND SUPPLIERS

         We have reduced our sales of third party hardware in order to focus on sales of our own software and services products, which generate higher gross margins. Typically, the hardware that hosts our software products is either owned or purchased directly by our customers. Accordingly, sales of third party hardware are minimal and we have no material dependence on third party hardware suppliers in order to attain our revenues.

COMPETITION

         There are a number of suppliers offering electronic document archiving, document management, report management, workflow management, imaging, information retrieval, electronic bill presentment and e-commerce products. In many cases, we believe that our products and services offer advantages over the competition. These advantages include:

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

o  open systems connectivity

o  high speed document archival and access

o  comprehensive systems integration and support services

o strategic alliances and partnership relationships with major corporate partners

         We believe that our market positioning, strategic alliances and product functionality allow us to compete favorably with products offered by our primary competitors. However, competition among companies providing these products is intense and many of our primary competitors have substantially greater financial resources, more personnel, greater access to related products and broader contact with potential customers than we have.

PROPRIETARY INFORMATION

         We do not hold any patents and currently rely upon a combination of trademarks, contractual rights, trade secrets and copyright laws to protect our proprietary rights in our products. We seek to protect our proprietary rights in our products through restrictions on disclosure and use set forth in customer agreements and employee nondisclosure agreements. Additionally, we require that all of our employees execute confidentiality, trade secret and invention agreements in connection with their employment by us. Despite these precautions, it may be possible for third parties, without authorization, to copy or duplicate our proprietary software or to obtain and use our proprietary information. Existing copyright laws afford only limited practical protection for computer software, and the laws of certain foreign countries do not protect our proprietary rights in our products to the same extent as the laws of the United States. Because of the rapid pace of technological change in our industry, we believe that the legal protection for our products is less significant for our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product enhancements and the timeliness and quality of support services we provide.

EMPLOYEES

         We employed 85 persons as of March 31, 2000. Our future success depends, in part, on our ability to retain existing and to attract new management and technical employees. We have no collective bargaining agreements and consider our relationships with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

         Effective October 1, 1994, we entered into a ten-year lease for approximately 21,650 square feet of office space located in Westborough, Massachusetts. On November 1, 1995, we subleased for a five-year term approximately 4,315 square feet of our Westborough office space. We amended our Westborough lease on March 15, 1999 to include additional office space of 2,997 square feet. The lease was further amended on March 15, 2000 to include an additional 4,798 square feet of office space to be utilized by our wholly owned subsidiary, InfiniteSpace.com, Corp.

         Pursuant to the acquisition of Internet Broadcasting Company, Inc., we are obligated on the remaining term of a three-year lease that expires January 2001. This lease is for approximately 2,700 square feet of office space located in Pompano Beach, Florida.

         Management considers our present office space adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


         Our Common Stock has been traded on the NASDAQ Small Cap Market since April 14, 1994, the effective date of our initial public offering. The trading symbol for our Common Stock is "INSI". The table below shows the high and low bid prices as reported in NASDAQ's informational reports. These prices represent prices between dealers, do not include retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                FISCAL 1999              FISCAL 2000
                                         COMMON STOCK PRICE
         Quarter             High         Low          High         Low
          First             $1.56       $0.75         $4.81       $2.19
          Second             1.31        0.56          6.00        3.81
          Third              0.94        0.56          5.25        3.25
          Fourth             3.38        1.19          8.63        4.63

         On June 23, 2000, the closing bid and ask prices of the common stock were $3.88 and $4.00. Our warrants were deleted from the NASDAQ Small Cap Market on January 30, 1998 due to the lack of market makers registered to trade these warrants. As of June 23, 2000, we had 147 holders of record of our common stock.

         No dividends have been declared on our Common Stock for the two most recent fiscal years. We currently intend to retain our earnings (when realized) to finance future growth and therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future. Additionally, our current credit facility with Silicon Valley Bank contains a covenant that prevents us from declaring a cash dividend on our Common Stock without Silicon Valley's consent.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The company was incorporated on December 20, 1989 as a wholly owned subsidiary of Information Management Technologies Corporation ("Imtech"). Effective December 1, 1989, we consummated an acquisition (the "Acquisition") of certain assets from Acctex for a purchase price paid by delivery to Acctex of 144,865 shares of Imtech's Class A Common Stock which were contributed by Imtech to the company and valued at $335,000, and the assumption of capital lease liabilities valued at $73,000. Assets purchased from Acctex included computer software, customer support and maintenance agreements and certain trade names. Prior to the Acquisition, Acctex marketed its single user stand-alone software document indexing, storage and retrieval software primarily to end users and distributors. Following the Acquisition, we engaged in substantial efforts to expand the size and geographical coverage of its direct sales force and its network of distributors. We also engaged in efforts to enhance the acquired software with additional functions and features and marketed the stand-alone single user software under the COINSERV trademark. Imtech provided working capital for operations through periodic advances to the company.

         On April 21, 1994, we received net proceeds of approximately $7,159,000 from an initial public offering of our equity securities. We used the proceeds of our public offering to enhance the COINSERV software and develop new products, hire software developers, system engineers, and customer support personnel and significantly increase marketing spending.

         On March 28, 1996, we acquired certain assets from a non-affiliated company known as Courtland Group, Inc. ("Courtland"). The purchase of assets transaction involved the payment by the company to or on behalf of Courtland of the sum of $679,000 in cash, common stock, and a note payable, plus assumption of $96,000 in accrued liabilities.

         On September 12, 1996, we completed a private placement financing under Regulation "D". Proceeds from this offering, before underwriting commissions and expenses, totaled $5,000,000. On September 20, 1996 we completed a private placement financing under Regulation "D" for the sum of $1,350,000, before underwriting commissions and expenses.

         On March 3, 1997, we acquired certain assets and business from non-affiliated entities, known as Action Computer Supplies Holdings PLC ("Action") and DSI Data Systems International, Ltd. ("DSI"), both companies located in the United Kingdom. On March 31, 1997 we also purchased the assets of a company known as Philippines Business Automation Systems, Inc. ("PBAS"), a corporation organized under the laws of the Republic of the Philippines. The acquisition cost of Action, DSI and PBAS totaled approximately $170,000. During fiscal 1999, we closed our Philippine operation and the key employees of this operation were employed by the company's strategic sales partner, Unisys Corporation in the Philippines, in order to provide continuity of services for our products.

         On December 10, 1999, we acquired all of the common stock of Internet Broadcasting Company, Inc. (IBC) in exchange for 1,000,000 shares of our Common Stock. This acquisition was accounted for as a pooling of interests, and accordingly all prior period consolidated financial data has been restated to include the results of operations, financial position and cash flows of IBC.

         On December 17, 1999, we completed a private placement financing under Regulation "D. Proceeds from this offering, before commissions and expenses, totaled $2,400,000.

         On May 24, 2000, we acquired all of the common stock of Lognet 2000, Inc. (formerly Lognet, Inc.) in exchange for 2,500,000 restricted shares of our common stock resulting in a total purchase price of $8.4 million. This acquisition was accounted for under the purchase accounting method.

RESULTS OF OPERATIONS, OVERVIEW

         The following discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this document.

         Revenues were $11.0 million for fiscal 2000 versus $12.6 million for fiscal 1999. Lower revenues were primarily the result of the industry wide impact of customers and prospects postponing major software purchases as they addressed Y2K concerns.

         Consolidated net loss for fiscal 2000 was $9.5 million, which includes non-cash charges of $3.9 million. These non-cash charges are comprised of $1.1 million for valuation of options and warrants issued for services, $2.8 million relating to the write-down of capitalized software. The net loss also includes $1,181,000 for losses incurred by the Internet Broadcasting Company prior to its acquisition by insci. Consolidated loss also includes $1.3 million of start-up expenses for our newly formed subsidiary, InfiniteSpace.com. Consolidated net loss for fiscal 1999 was $1.6 million which includes $1.2 million for losses incurred by IBC prior to its acquisition by insci. Please refer to the following summary table.

         YEARS ENDED MARCH 31 (in $ thousands)                2000        1999
                                                              ----        ----
         REVENUE
           Insci                                         $ 10,854      $12,406
           IBC                                                166          212
           Infinite                                             -            -
                                                         --------      -------
                                                         $ 11,020      $12,618
                                                         ========      =======
         NET (LOSS)
         Insci, major segments:
           Operating loss before non-cash charges        $ (2,650)     $  (368)
           Non-cash charges for options and warrants       (1,114)         (83)
           Software capitalization write-down              (2,758)           -
                                                         --------      -------
              Total insci                                  (6,522)        (451)
         IBC                                               (1,664)      (1,152)
         Infinite                                          (1,280)           -
                                                         --------      -------
           Net loss                                      $ (9,466)     $(1,603)
                                                         ========      =======

COMPARISON OF RESULTS OF OPERATIONS, FISCAL YEARS ENDED MARCH 31, 2000 VERSUS
  MARCH 31, 1999

         The following table sets forth, for the periods indicated, the percentage relationship that certain items of our results of operations bear to revenue:

                                                 FISCAL YEAR ENDED MARCH 31,
                                                      2000         1999
                                                  ---------    ---------
                                                        %            %
    Revenue                                            100          100
    Cost of revenue                                     43           36
                                                    ------       ------
    Gross margin                                        57           64
                                                    ------       ------
    Expenses
         Sales and marketing                            36           33
         Product development                            31           21
         General and administrative                     44           23
         Non-recurring expenses:
           Software capitalization write-off            25            -
           Acquisition  related expenses                 6            -
                                                    ------       ------
                Total expenses                         142           77
                                                    ------       ------
    Loss from operations                               (85)         (13)
    Interest / other income (expense)                   (1)           -
                                                    ------       ------
    Net loss                                           (86)         (13)
                                                    ======       ======

         REVENUE. We develop, sell, install and support electronic document repository software with integrated Internet, imaging, workflow, print-on-demand, electronic distribution and archive software for the enterprise level (high volume production) market. Sales to end-users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. We sell our products through a combination of a direct sales force and indirectly through VARs, distributors and sales alliances with companies including Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

The following table compares total revenues by quarter for fiscal 1999 and 2000:

                         TOTAL REVENUES BY QUARTER
                                        ($000)
              FISCAL 1999                           FISCAL 2000
     ----------------------------------------------------------------------
        Q1       Q2       Q3       Q4         Q1       Q2       Q3       Q4
     3,222    2,462    3,729    3,205      2,455    3,870    3,116    1,579

The following table compares insci's revenue for fiscal 2000 versus fiscal 1999 (in thousands):

                                                 FISCAL YEAR ENDED MARCH 31,
REVENUES                                      2000           1999      % CHANGE
--------                                    -------        -------     --------
Product revenue                               4,746          5,992       (21)%
                                            -------        -------
Professional services                         3,138          3,798       (17)
Maintenance services                          3,136          2,828        11
                                            -------        -------
  Total services revenue                      6,274          6,626        (5)
                                            -------        -------
Total revenue                               $11,020        $12,618       (13)
                                            =======        =======

         Revenues for fiscal 2000 totaled $11,020,000 and decreased by 13% as compared to revenues of $12,618,000 for fiscal 1999. This decrease in revenue was due principally to the continuing effects of the industry-wide slowdown in software sales as customers and prospects focused on remaining Year 2000 ("Y2K") issues. While the current year was impacted by Y2K, we expect revenues to increase in future quarters as customer concerns over Y2K issues diminish.

         Product revenue was $4,746,000 for fiscal 2000 and decreased by 21% compared to product revenue of $5,992,000 for fiscal 1999. As previously noted, this decrease was primarily the result of the Y2K impact on the software industry during this last year. Service revenues, which include professional services and customer support maintenance services, totaled $6,274,000 for fiscal 2000, and decreased by 5% compared to revenues of $6,626,000 for fiscal 1999. The decrease of 17% in professional services relates to the decrease in product revenue, as our professional services are typically provided with the installation of our software products. Maintenance revenue increased by 11% over last year related to the increase in our installed base of customers.

         For fiscal 2000, we received in excess of ten percent of our total revenues from both Unisys Corporation and Xerox Corp. A decline in revenues from these sales partners in future periods could materially effect our revenues and operating results.

         We believe that the performance capabilities of our software and application provider services provide favorable performance differentiation from competitors' products. This differentiation, combined with the investment we have made in the acquisition of IBC, combined with the establishment of our wholly owned subsidiary, InfiniteSpace.com will potentially help our future revenues to grow. However, the long sales cycle associated with our products and market combined with the large dollar value of many customer orders can result in quarter-to-quarter revenue volatility.

         COST OF REVENUE. Total cost of revenue for fiscal 2000 was $4,747,000 or 43% of revenue, compared to $4,475,000 or 36% of revenue, for fiscal 1999. The increase in the cost of revenue percentage for fiscal 2000 is the result of an increased mix of services revenues, which inherently have a higher cost of revenue than product revenues.

         Cost of revenue for product sales was $1,747,000 or 37% of product revenue for fiscal 2000 compared to $1,288,000 or 21% of product revenue in fiscal 1999. Costs associated with product revenues include the costs of hardware and software products purchased from third parties for resale, and amortization of capitalized software development expenses and capitalized purchased software costs. Costs of product revenue vary depending upon the mix of software and hardware included in total systems revenue. The increase in the product cost of revenue percentage for fiscal 2000 is primarily the result of increased software amortization costs, which totaled $1,149,000 for fiscal 2000 compared to $884,000 for fiscal 1999. Amortization charges were higher in fiscal 2000 due to increases related to our NT and Web based products, which is where the majority of our development efforts have been spent during the current year. During fiscal 2000, we also wrote down $2,758,000 of capitalized software (see Non-recurring expenses in the Statements of Operations). As a result of this write-down, amortization charges for future periods will decrease substantially as will cost of revenue as a percentage of product revenue.

         Costs associated with service revenues principally reflect the costs of systems integration, consulting, and customer support personnel, and the cost of third-party services and hardware maintenance subcontracts. Cost of service revenues was $3,000,000 or 48% of service revenues for fiscal 2000 compared to $3,187,000 or 48% of service revenues for fiscal 1999. It is expected that costs of services as a percent of revenues will remain at approximately the same percentage levels relative to any future revenue growth.

         SALES AND MARKETING. Sales and marketing expenses were $4,011,000 or 36% of revenues for fiscal 2000 compared to $4,187,000, or 33% of revenue, for fiscal 1999. Expenses decreased for fiscal 2000 primarily as the result of decreased sales commissions associated with this year's revenue decline. To the extent that future revenues grow, we expect growth in revenues to exceed the growth of sales and marketing expenses, and therefore, for sales and marketing expenses as a percentage of revenues to decrease.

         PRODUCT DEVELOPMENT. Our product development program has been directed toward creating a suite of complementary products to meet customer and marketplace requirements for a more complete electronic document management solution with primary focus on the electronic bill presentment (EBP) market. This development program includes development of new NT and Web based products combined with enhancements of existing Unix based products. During fiscal 2000, we released significant enhancements to our Windows NT and Web based suite of products, which combine an electronic digital document repository with internet access and integrated imaging and workflow.

         The additions to our product offerings, along with enhancements to existing products, have been funded by our gross expenditures for software products. Gross product development expenses for fiscal 2000 were $4,509,000, before capitalization of software expenses of $1,158,000, for net product development expenses of $3,351,000. Gross product development expenses for fiscal 1999 were $4,108,000, before capitalization of software expenses of $1,398,000, for net product development expenses of $2,710,000. Gross product expenditures increased for fiscal 2000 as the result of expenditures related to products for the EBP market. We plan to continue and possibly increase our expenditures for product development in fiscal 2001 in order to maintain product leadership in the markets served.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4,815,000 or 44% of revenue for fiscal 2000 compared to $2,847,000, or 23% of revenue, for fiscal 1999. The increased expenses for fiscal 2000 reflect non-cash charges of $1,114,000 related to options and warrants issued to pay for professional, investment banking and investor relations services. The increase in G&A expenses also reflect start-up and management infrastructure expenses associated with the establishment of our ASP subsidiary, InfiniteSpace.com.

         NON-RECURRING EXPENSES. During fiscal 2000, we redirected the focus of our business to address the electronic statement presentment market. This redirection required substantial modifications, integration and revisions to versions of developed and purchased software previously capitalized, thus making these versions obsolete. As a result of these factors, during fiscal 2000 we wrote-down $2,758,000 of capitalized software development and capitalized purchased software costs. Acquisition related expenses of $712,000 were primarily for investment banking, legal and accounting expenses associated with our acquisition of IBC.

         INTEREST EXPENSE. Interest expense for fiscal 2000 was $112,000, offset by interest income of $63,000 for net interest expense of $49,000. Interest expense in fiscal 1999 was $79,000, offset by interest income of $77,000 for net interest expense of $2,000. The increase in interest expense in fiscal 2000 reflects the borrowings from the bank line of credit and the additional capital lease obligations entered into in fiscal 2000.

         NET LOSS. Net loss for fiscal 2000 was $9,466,000 compared to a net loss of $1,603,000 for fiscal 1999. The increase in net loss for fiscal 2000 reflects lower revenues, start up expenses for Infinite, operating losses for IBC prior to our acquisition of that company, and non-cash charges for options and warrants issued as payment for services.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000 we had $1,911,000 of cash and cash equivalents and a working deficit of $60,000 in comparison to $1,892,000 of cash and cash equivalents and working capital of $534,000 as of March 31, 1999. We also have a working capital bank line of credit for $1,500,000 and have utilized $460,000 of this amount as of March 31, 2000. Accounts receivable were $2,567,000 with weighted days outstanding of 65 as of March 31, 2000 compared to receivables of $3,004,000 with weighted days outstanding of 32, as of March 31, 1999. We target average collections at 45 days. Collection days above this amount reflect a mix of extended payment terms and late payments in our March 31, 2000 accounts receivables balance.

Our cash flows are summarized below for the periods indicated (in thousands):

                                                     FISCAL YEAR ENDED MARCH 31,
                                                          2000          1999
                                                          ----          ----
Cash provided by (used in)
  Operating activities                                  $(3,458)       $   (83)
  Investing activities                                   (2,140)        (1,751)
  Financing activities                                    5,617          1,062
                                                        -------        -------
    Increase (decrease) in cash and cash equivalents    $    19        $  (772)
                                                        =======        =======
Cash and cash equivalents at end of year                $ 1,911        $ 1,892

         We used cash of $3,458,000 in operating activities for fiscal 2000, primarily as the result of an increase in our loss partially offset by non-cash charges for depreciation, amortization, write-down of capitalized software and stock options issued for services. Net cash used in investing activities was $2,140,000, from additions to purchased and capitalized software combined with capital expenditures activity. Cash generated from financing activities was $5,617,000 and reflects proceeds from the issuance of common stock combined with the exercise of options and warrants.

         On July 16, 1999, we executed an Agreement ("Agreement") with Silicon Valley Bank ("SVB") to renew our bank line of credit. The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of our eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which is secured by a lien, is comprised of all company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, we are required to meet certain covenants which include minimum tangible net worth of $1,500,000 for the period ending March 31, 2000 and a quick ratio, excluding deferred maintenance revenue, of 1.50 to 1. The company, at its option, may terminate the credit facility with SVB without penalty. We had borrowings of $460,000 and $0 against this credit facility with SVB during fiscal 2000 and 1999, respectively.

         As of March 31, 2000, we had securities outstanding, which, if all securities become vested and are in the money, provide potential sources of future financing as outlined below:

                                                               Potential
Securities                                     Shares          Proceeds
----------                                     ------          --------

Warrants                                        530,936      $ 2,189,525
Stock options                                 6,279,005       15,940,525
                                              ---------      -----------
  Total                                       6,809,941      $18,130,050
                                              =========      ===========

         As of March 31, 2000, securities that are vested and in the money provide potential future financing resources of $7,443,000. There can be no assurance that we will obtain any future proceeds from the exercise of the above securities.

         On May 24, 2000, we acquired all of the issued and outstanding common stock from the Stockholders of a company known as, Lognet 2000, Inc. ("Lognet"), formerly known as Lognet, Inc. Lognet assets included $2.8 million of cash at the time of acquisition. We anticipate using financing vehicles such as bank debt, leasing and other sources of funding, including additional equity offerings, to fund our future operations. We anticipate that our working capital, cash secured by the Lognet acquisition and other sources of capital, such as additional equity offerings and a new credit facility, will be adequate to fund our currently proposed activities for at least the next twelve months. There can be no assurances, however, that we will be successful in obtaining funds from any such sources. If additional funds are raised by issuing equity securities, dilution to our stockholders may result. If additional funds are not available, we may be required to delay execution of our business plan.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

         With the exception of historical information, the matters discussed in this report are "forward looking statements" as the term is defined in Section 21E of the Securities Exchange Act of 1934. While we believe that our strategic plan is on target and the business outlook remains strong, several important factors, many of which are beyond our control, have been identified which could cause results to differ materially from historical, planned, implied or predicted results. While we have achieved an operating income in some past quarters, we historically have been unable to generate sales volumes necessary to achieve profitability on a sustained basis. We have experienced, and may in the future experience, significant quarter to quarter fluctuations in revenues and the results of operations. Such fluctuations may result in volatility in the market price of our Common Stock.

         Quarterly revenues and results of operations may fluctuate as the result of a variety of factors, including the lengthy sales cycle for our products, the proportion of revenues attributable to software license fees versus services, the amount of revenue generated by alliances with other companies selling our products, demand for our products, the size and timing of individual license transactions, the introduction of new products and product enhancements by us or our competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Additionally, the sale of our products generally involves a significant commitment of capital by our customers and may be delayed due to time consuming authorization procedures within an organization. Other factors affecting our operating results include our ability to design and introduce on a timely basis new products which compete effectively on the basis of price and performance and which address customer requirements, product obsolescence, technological changes, competition and competitive pressures on price, the ability to hire and retain qualified personnel and general economic conditions affecting the investment by potential customers in peripheral computer devices. There is no assurance that we can maintain or increase our sales volume going forward or that we will be able to achieve a profit in the marketing of our products.

ITEM 7. FINANCIAL STATEMENTS

         The information required by this Item is incorporated by reference to the Table of Contents to Consolidated Financial Statements and appears on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

         Effective March 13, 2000, by a resolution of our Board of Directors, we resolved to change auditing firms from Pannell Kerr Forster PC to Arthur Andersen LLP. There were no disagreements with our former auditors in any matter of accounting principles, practices, financial statement disclosures or auditing scope or procedures in connection with audits by our former auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item will be included in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2000 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item will be included in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2000 under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Directors' Compensation" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be included in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2000 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be included in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2000 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         Reports: A Current Report of Form 8-K was filed by the Company on January 4, 2000 regarding a Private Placement under Regulation D whereby the Company raised $2,400,000 before costs and expenses..

                  A Current Report of Form 8-K was filed by the Company on January 4, 2000 which reported a change in management with the appointment of Leonard S. Simon to the Board of Directors and the appointment of John Pemble as President and Chief Operating Officer of the Company and the resignation of Darryl Dobin as a Director and Officer of the Company.

                  A Current Report of Form 8-KA was filed by the Company on January 12, 2000 containing supplemental financial statements for the acquisition of the Internet Broadcasting Company, Inc. originally reported on Form 8-k filed December 27, 1999.

                  A Current Report of Form 8-K, was filed by the Company on January 12, 2000 regarding the expiration of warrants issued in the Company's 1994 Initial Public Offering and Warrants that were issued in the Company's 1996 Unit Private Placement under Regulation D.

                  A Current Report of Form 8-K was filed by the Company on March 17, 2000 concerning a change in accountants whereby the company resolved to change accounting firms and retain Arthur Andersen & Co.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INSCI-STATEMENTS.COM, CORP.

                                     By: /s/ E. TED PRINCE
                                     ------------------------------------------
                                     Dr. E. Ted Prince, Chief Executive Officer


Dated: June 29, 2000

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes Dr. E. Ted Prince as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any attached amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                           TITLE                          DATE

                                  Chief Executive Officer
/s/ E. TED PRINCE                 and Director                    June 29, 2000
------------------------
Dr. E. Ted Prince

                                  President and Chief
/s/ JOHN C. PEMBLE                Operating Officer               June 29, 2000
------------------------
John C. Pemble


/s/ THOMAS FARKAS                 Director                        June 29, 2000
------------------------
Thomas Farkas


/s/ ROBERT F. LITTLE              Director                        June 29, 2000
------------------------
Robert F. Little


/s/ JOHN A. LOPIANO               Director                        June 29, 2000
------------------------
John A. Lopiano


/s/ FRANCIS X. MURPHY             Director                        June 29, 2000
------------------------
Francis X. Murphy


/s/ LEONARD S. SIMON              Director                        June 29, 2000
------------------------
Leonard S. Simon

                                  Vice President-Finance &
                                  Administration Chief Financial
/s/ ROGER C. KUHN                 and Accounting Officer          June 29, 2000
------------------------
Roger C. Kuhn

                           INSCI-STATEMENTS.COM, CORP.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

Dr. E. Ted Prince
    Chairman of the Board
    & Chief Executive Officer

Thomas Farkas

Robert F. Little (1)

John A. Lopiano (2)

Francis X. Murphy (2)

Leonard S. Simon (1)


(1) Member of the Audit Committee
(2) Member of the Compensation Committee



                               EXECUTIVE OFFICERS


Dr. E. Ted Prince
    Chairman of the Board
    & Chief Executive Officer

John C. Pemble                              Roger C. Kuhn
    President & Chief Operating Officer       Vice President, Finance &
                                              Administration & Chief Financial
                                              & Accounting Officer

AUDITORS:                                   TRANSFER AGENT:
  Arthur Andersen LLP                         First Union National Bank
  225 Franklin Street                         1525 West W. T. Harris Blvd. - 3C3
  Boston, MA 02110                            Charlotte, NC  28288

INDEX OF EXHIBITS


The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below (footnote explanations are at end of Index):

Sequential
Page Number


EXHIBIT NO.  DESCRIPTION OF EXHIBIT

  3.1        Certificate of Incorporation of the Company.
  3.2        Bylaws of the Company.
  3.3        Amendment to Certificate of Incorporation of the Company Creating
               Preferred Stock.
  3.4        Certificate of Amendment to the Certificate of Incorporation.
  3.5        Certificate of Amendment to Certificate of Incorporation changing the Company name to insci-statements.com, corp.
  10.1       1992 Stock Option Plan.
  10.2       1992 Directors Option Plan.
  10.3       1992 Advisory Committee Plan.
  10.4       Accounts Financing Agreement between the Registrant and
               Congress Financial Corporation, and related documents.
  10.5       Form of 1991 Option.
  10.6       Form of 1992 Warrants.
  10.7       Form of 1992 Convertible Subordinated Note.
  10.8       Form of 1992 Contingent Warrants.
  10.9       Form of 1993 Warrant3/4Version A.
  10.10      Form of 1993 Release Agreement.
  10.11      Form of Management Agreement between the Registrant and Imtech.
  10.12      Form of Tax Sharing Agreement between the Registrant and Imtech.
  10.13      Form of Indemnification Agreement with the Registrant's Directors.
  10.14      Marketing Associate Solution Alliance Agreement between UNISYS
               Corporation and Registrant.
  10.16      Data General Value Added Reseller Discount Purchase Agreement.
  10.17      Data General Optical Systems and Software Agreement.
  10.18      Distribution Agreement between Fiserv CIR, Inc. and Registrant.
  10.19      Lease Agreement relating to the Company's White Plains, New York headquarters.
  10.20      Forms of Customer License Agreements used by the Company.
  10.21      Forms of Employee Confidentiality Agreements used by the Company.
  10.22      Nondisclosure and Noncompetition Agreement between the Registrant,
               Imtech and Mason Grigsby.
  10.23      Form of 1993 Warrant - Version B.
  10.24      Employment Agreement between the Company and John L. Gillis.
  10.25      Employment Agreement between the Company and Kris Canekeratne.
  10.26      Form of 1993 Exchange Agreement and Investor Suitability
               Representations.
  10.27      Form of 1993 Conversion Agreement.
  10.28      Waivers by Congress Financial Corporation.
  10.29      Form of Investor's Warrant Agreement.
  10.30      Form of Representative's Warrant Agreement.
  10.31      License Agreement between Bull HN Information Systems, Inc. and
               Registrant.
  10.33      Loan Agreement between BNY Financial Corporation and Registrant.
  10.34      Preferred Stock Subscription Agreement between the Company and
               Imtech relating to Preferred Stock.
  10.35      Business Partner Agreement between International Business Machines
               Corporation and Registrant.
  10.36      Waiver by BNY Financial Corporation.
  10.37      Stock Escrow Agreement between Registrant, Imtech and First Union
               National Bank of North Carolina (as Escrow Agent)
  10.39      Promissory Note to the Company from John L. Gillis and Sandra
               Gillis.
  10.40      Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
  10.41      Amendment to Loan Agreement between BNY Financial Corporation and
               Registrant.
  10.42      Lease agreement relating to the Company's Westborough, MA
               headquarters.
  10.43      Employment agreement with Jack Steinkrauss.
  10.44      First amendment to employment agreement with John Gillis.
  10.45      First amendment to employment agreement with Kris Canekeratne.
  10.46      Agreement for system purchase by The Northern Trust Company.
  10.47      Preferred stock conversion agreement.
  10.48      Technology and Reseller Agreement with Elixir Technologies, Inc.
  10.49      Private Placement Term Sheet and Exhibits for offering of 90-Day
               10% Subordinated Notes. Repayable in Cash or in Shares of the Company's Proposed 10% Convertible Preferred Stock.
  10.50      First Amendment to Private Placement Term Sheet and Exhibits.
  10.51      Employment agreement with Edward J. Prince.
  10.52      Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
  10.53      Employment Contract with George Trigilio, Jr.
  10.54      Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
  10.55      Warrant Exchange Agreement with Norcross & Company
  10.56      Asset Purchase Agreement between the Company and Courtland Group,
               Inc.
  10.57      10% Convertible Preferred Stock Private Placement Term Sheet and
               Exhibits
  10.58      Unit Private Placement Term Sheet and Exhibits
  10.59      Credit Line Agreement between the Company and Silicon Valley Bank
  10.60      Amendment to Employment Agreement with E. Ted Prince, CEO
  10.61      Acquisition Agreement between The Internet Broadcasting Company,
               Inc. and insci-statements.com, corp.
  10.62      Regulation D Share Purchase Agreement, Form of Warrant and
               Registration Agreement with The Tailwind Fund, Ltd.
  10.63      Rights Agreement
  13.1       Form 10-QSB for the quarter ended June 30, 1999
  13.2       Form 10-QSB for the quarter ended September 30, 1999
  13.3       Form 10-QSB for the quarter ended December 31, 1999
  16.1       Letter regarding change in certifying accountants
  16.2       Pannell Kerr Forster P.C. Letter regarding change in certifying accountants.
  21.1*      Subsidiaries of the Company
  27.1*      Financial Data Schedule


  * Annexed hereto

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
                                                                          Page

Independent Auditor's Reports                                              F-2

Consolidated Balance Sheet as of March 31, 2000                            F-4

Consolidated Statements of Operations for the Years Ended
    March 31, 2000 and 1999                                                F-5

Statements of Consolidated Stockholders' Equity for the Years Ended
    March 31, 2000 and 1999                                                F-6

Statements of Consolidated Cash Flows for the Years Ended
    March 31, 2000 and 1999                                                F-7

Notes to Consolidated Financial Statements                                 F-9

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of insci-statements.com, corp.:

We have audited the accompanying consolidated balance sheet of insci-statements.com, corp. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of insci-statements.com, corp. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                    /s/ Arthur Andersen LLP

Boston, Massachusetts
May 5, 2000 (except with respect to the matter discussed in Note 15 as to which the date is May 24, 2000)

                          Independent Auditor's Report

To the Stockholders and
Board of Directors of
insci-statements.com, corp.

         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of insci-statements.com, corp. (formerly INSCI Corp.) for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit. We did not audit the financial statements of The Internet Broadcasting Company, Inc., which statements reflect net loss constituting approximately 72% of the total net loss for the year ended March 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Internet Broadcasting Company, Inc. is based solely on the report of the other auditors.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based upon our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of insci-statements.com, corp. for the year ended March 31, 1999, in conformity with generally accepted accounting principles.

         The 1999 consolidated financial statements give retroactive effect to the merger of insci-statements.com, corp. and The Internet Broadcasting Company, Inc. on December 10, 1999, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements.

                                                  /s/ Pannell Kerr Forster PC

New York, New York
May 18, 1999, except for the merger as discussed in note 2 as to which the date is December 10, 1999

                           INSCI-STATEMENTS.COM, CORP.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                      (in thousands, except share amounts)

ASSETS
Current assets:
      Cash and cash equivalents                                        $  1,911
      Accounts receivable, net of allowance for doubtful
        accounts of $100                                                  2,567
      Inventory                                                               4
      Prepaid expenses and other current assets                              35
                                                                       --------
        Total current assets                                              4,517
Property and equipment, net                                               1,822
Deposits                                                                    255
Other                                                                       591
                                                                       --------
Total assets                                                           $  7,185
                                                                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank line of credit                                              $    460
      Accounts payable                                                    1,082
      Accrued expenses:
        Compensation                                                        126
        Vacation                                                            317
        Incentive                                                           344
        Other                                                               409
      Other current liabilities                                             309
      Current portion of capital lease obligations                          384
      Deferred revenue                                                    1,146
                                                                       --------
        Total current liabilities                                         4,577
                                                                       --------
Capital lease obligations, net of current portion                           409

Commitments and contingencies

Stockholders' equity
      Convertible preferred stock, $.01 par value, authorized
        10,000,000 shares:
        8% Convertible redeemable preferred stock, 944,167 shares
          issued and outstanding, no liquidation preference                   9
      Common stock, $.01 par value: authorized 40,000,000 shares:
        issued and outstanding 12,914,720 shares                            129
      Additional paid-in capital                                         38,656
      Deferred compensation                                                (938)
      Accumulated deficit                                               (35,657)
                                                                       --------
        Total stockholders' equity                                        2,199
                                                                       --------
Total liabilities and stockholders' equity                             $  7,185
                                                                       ========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                           INSCI-STATEMENTS.COM, CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                      YEARS ENDED MARCH 31,
                                                      2000            1999
                                                                  (AS RESTATED)*
                                                    --------        --------
Revenue
  Product                                           $  4,746        $  5,992
  Services                                             6,274           6,626
                                                    --------        --------
    Total revenue                                     11,020          12,618
                                                    --------        --------
Cost of revenue
  Product                                              1,747           1,288
  Services                                             3,000           3,187
                                                    --------        --------
    Total cost of revenue                              4,747           4,475
                                                    --------        --------
Gross margin                                           6,273           8,143
                                                    --------        --------
Expenses
  Sales and marketing                                  4,011           4,187
  Product development                                  3,351           2,710
  General and administrative                           4,815           2,847
  Non-recurring expenses:
    Software capitalization write-down                 2,758            --
    Acquisition-related expenses                         712            --
                                                    --------        --------
                                                      15,647           9,744
                                                    --------        --------

Loss from operations                                  (9,374)         (1,601)
Interest income (expense)                                (49)             (2)
Other income (expense)                                   (43)           --
                                                    --------        --------
Net loss                                              (9,466)         (1,603)
Preferred stock dividend (Note 2)                     (1,567)           (706)
                                                    --------        --------
Net loss applicable to common shares                $(11,033)       $ (2,309)
                                                    ========        ========
Net loss per common share - basic and diluted       $  (1.11)       $  (0.32)
                                                    ========        ========
Weighted average common
     shares outstanding  - basic and diluted           9,967           7,280
                                                    ========        ========

* Previously reported results have been restated to reflect the pooling of interests described in Note 2.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                                 INSCI-STATEMENTS.COM, CORP.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             Years ended March 31, 2000 and 1999
                                             (in thousands, except share amounts)

                                         Preferred Stock     Common Stock    Additional   Deferred
                                       -----------------   -----------------  Paid-in      Compen-     Accumulated
                                       Shares     Amount   Shares     Amount  Capital      sation        Deficit     Total
BALANCE, MARCH 31, 1998 AS RESTATED    3,418,665   $ 34    5,375,522    $ 54  $ 27,144         $ -       $ (22,596)  $4,636

10% Preferred stock conversion to
  common stock                        (1,498,602)   (15)   2,269,843      23        (8)          -               -        -
8% Preferred stock conversion to
  common stock                              (125)     -          125       -         -           -               -        -
Common stock issued as dividend
  on 10% preferred stocks                      -      -       62,364       -        54           -             (54)       -
Preferred stock issued as dividend
  on 8% convertible redeemable
  preferred stock                        559,653      5            -       -       647           -            (652)       -
Issuance of IBC preferred shares          77,292      1            -       -       270           -               -      271
Issuance of common shares                      -      -       70,000       1        (1)          -               -        -
Stock options issued for services              -      -            -       -        83           -               -       83
Exercise of stock options                      -      -       95,000       1       110           -               -      111
Exercise of stock warrants                     -      -       12,590       -         4           -               -        4
Net loss                                       -      -            -       -         -           -          (1,603)  (1,603)
                                    ----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                2,556,883     25    7,885,444      79    28,303           -         (24,905)   3,502

10% Preferred stock conversion to
  common stock                          (103,335)    (1)      60,927       1         -           -               -        -
8% Preferred stock conversion to
  common stock                        (1,344,077)   (14)   1,461,077      14         -           -               -        -
Preferred stock issued as dividend
  on 8% convertible redeemable
  preferred stock                        139,881      2            -       -       522           -            (524)       -
Issuance of shares to Tailwind Fund,
  net of issuance costs                        -      -      802,676       8     2,177           -               -    2,185
Stock options issued for services              -      -            -       -     1,145           -               -    1,145
Deferred compensation                          -      -            -       -       938        (938)              -        -
Stock issued for services                      -      -       25,000       -       103           -               -      103
Stock issued for software rights               -      -      150,000       2       738           -               -      740
Exercise of stock options                      -      -    1,699,988      17     2,554           -               -    2,571
Issuance of IBC preferred shares         181,423      2            -       -       633           -               -      635
IBC Preferred stock conversion to
  common stock                          (486,608)    (5)     425,782       4         1           -               -        -
Preferred stock dividend                       -      -      260,916       3     1,040           -          (1,043)       -
Conversion of convertible debt to
  common stock                                 -      -      142,910       1       502           -               -      503
Adjustment for pooling of interests            -      -            -       -         -           -             281      281
Net loss                                       -      -            -       -         -           -          (9,466)  (9,466)
                                    ----------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                  944,167     $9   12,914,720    $129   $38,656       ($938)       ($35,657)  $2,199
                                     ========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           insci-statements.com, corp.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Years ended March 31,
                                                      2000           1999
                                                                 (as restated)*
                                                   --------        --------
Cash flows from operating activities:
  Net loss                                         $ (9,466)       $ (1,603)
  Adjustment for pooling of interests                   281            --
                                                   --------        --------
     Adjusted net loss                               (9,185)         (1,603)
  Reconciliation of net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                     686             428
      Amortization of software costs                    991             884
      Write-down of capitalized software costs        2,758            --
      Amortization of other assets                      210            --
      Stock options issued for services               1,145              83
      Stock issued for services                         103            --
      Changes in assets and liabilities:
        Accounts receivable                             437             (92)
        Inventory                                        39             (42)
        Prepaid expenses and other current assets       162             (22)
        Deposits and other assets                       (20)           (144)
        Accounts payable                               (444)            297
        Accrued expenses and other current
          liabilities                                  (234)           (210)
        Deferred revenue                               (106)            338
                                                   --------        --------
Net cash used in operating activities                (3,458)            (83)
                                                   --------        --------
Cash flows from investing activities:
      Additions to capitalized software
        development costs                              (540)           (492)
      Additions to purchased software                  (618)           (906)
      Capital expenditures                             (982)           (353)
                                                   --------        --------
Net cash used in investing activities                (2,140)         (1,751)
                                                   --------        --------
Cash flows from financing activities:
      Proceeds from line of credit, net of
        repayments                                      410              50
      Proceeds from issuance of common stock to
        Tailwind Fund, net of issuance costs          2,185            --
      Proceeds from issuance of preferred stock         635             271
      Proceeds from exercise of options and
        warrants                                      2,571             115
      Proceeds from (repayments of) convertible
        debt                                           (151)            654
      Repayment of capital lease obligations            (33)            (28)
                                                   --------        --------
Net cash provided by financing activities             5,617           1,062
                                                   --------        --------
Net change in cash and cash equivalents                  19            (772)
Cash and cash equivalents at beginning of year        1,892           2,664
                                                   --------        --------
Cash and cash equivalents at end of year           $  1,911        $  1,892
                                                   ========        ========
Supplemental disclosure of cash flow information
Cash paid for interest                             $    112        $     47
Cash paid for income taxes                         $      -        $      -

* Previously reported results have been restated to reflect the pooling of interests described in Note 2.

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          INSCI-STATEMENTS.COM, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

         During fiscal years 2000 and 1999, the Company issued 1,522,004 and 2,332,332 shares, respectively, of its common stock for the conversion of its preferred stocks.

         Dividends were accreted on beneficial conversion features of preferred stock and amounted to $8,000 in fiscal 1999.

         During fiscal years 2000 and 1999, the Company issued 139,881 and 559,653 shares of its 8% Convertible Redeemable Preferred Stock in payment of the dividends due on this stock.

         During fiscal year 1999, the Company issued 70,000 shares of its common stock in exchange for cancellation of 150,000 common stock warrants.

         During fiscal year 2000, the Company issued 1,000,000 shares of its common stock to acquire all of the common shares of Internet Broadcasting Company, Inc.

         During fiscal year 2000, the Company issued 150,000 shares of its common stock in exchange for software program rights. These shares had a fair market value of $740,000.

         During fiscal year 2000, the Company issued 280,936 warrants to The Tailwind Fund to purchase shares of its common stock at an exercise price of $4.30 per share.

         During fiscal year 2000 and 1999, the Company acquired property and equipment under capital leases with a value of $763,000 and $31,000, respectively.

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           INSCI-STATEMENTS.COM, CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1- BUSINESS

insci-statements.com, corp. is a provider of Internet-based and on-site enterprise software and services solutions for electronic statement presentment, digital document storage, workflow and electronic commerce. Our solutions incorporate enhanced Internet and electronic commerce capabilities for managing and securely distributing large volumes of high-value business transaction documents and reports in on-site enterprise systems environments or via our business-to-business Internet application service provider, InfiniteSpace.com, Corp.

     At the Annual Meeting of Stockholders on November 9, 1999, the name of the company was changed from INSCI Corp. to insci-statements.com, corp.

     On December 10, 1999 we acquired privately-held Internet Broadcasting Company (IBC) of Pompano Beach, FL. IBC is a developer and provider of proprietary technology for the secure delivery of financial documents via the Internet. The acquisition of IBC provides insci with a key product set necessary for us to address the electronic statement presentment market.

     On January 12, 2000, we separated our two principal businesses, both operationally and financially, and established our business-to-business, electronic statement presentment application service provider, InfiniteSpace.com, Corp. (Infinite), as a separate wholly-owned subsidiary. Located in Westborough, MA, Infinite is initially focusing on providing electronic statement presentment services to the financial services industry, a sector where we currently do approximately 60% of our business. Infinite will also introduce a range of innovative new ASP based products for the rapidly emerging electronic statement/bill presentment market to service the business-to-business needs of other industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of insci-statements.com corp. and all majority- owned subsidiaries (the "Company" or "insci"). In the Notes to Consolidated Financial Statements, all dollar amounts in tabulations are in thousands of dollars unless otherwise indicated.

     Merger: On December 10, 1999, we completed a merger (the "Merger") with Internet Broadcasting Company, Inc. ("IBC") by issuing 1,000,000 shares of insci common stock for all the common stock of IBC. Each share of IBC common stock was exchanged for 0.2188 shares of insci common stock. The Merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements of insci have been restated to include the results of operations, financial position and cash flows of IBC.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 , Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition ("SOP 98-4"). SOP 97-2 provides revised and expanded guidance of software revenue recognition and applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. We adopted SOP 97-2 and SOP 98-4 in fiscal 1999. We believe our current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. The AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions entered into during fiscal 2000. We adopted SOP 98-9 for fiscal 2000. Adoption of SOP 97-2, SOP 98-4 and SOP 98-9 did not have a material impact on our financial position or results of operations

     Product revenues from the sale of software licenses are recognized when evidence of a license agreement exists, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor specific objective evidence exists to allocate the total fee to elements of the arrangements. Our software license agreement does not (i) entitle the buyer to any right of return or exchange, or (ii) grant the customer any right to product upgrades or enhancements.

     Software maintenance revenue is recognized ratably over the contract period, generally one year. We have arranged with third party providers to perform all customer support obligations under our hardware maintenance contracts. Consequently, we recognize hardware maintenance revenue upon commencement of the contract period.

     Services revenue from consulting and systems integration is recognized upon performance of the services where the customer contract is of a time and material nature and there are no significant remaining obligations, and upon acceptance of the completed project where the contract is of a short duration for a fixed price.

     Advance payments required from customers under contractual agreements that have not been fulfilled are classified as customer deposits, which is included in other current liabilities in the accompanying consolidated balance sheet.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less. They are carried at cost, which approximates market value.

     ACQUISITIONS

     On December 10, 1999, insci completed the acquisition of The Internet Broadcasting Company, Inc. ("IBC") in a stock for stock merger. insci issued 1,000,000 shares of its common stock in exchange for all outstanding common stock of IBC. Additionally, all vested and unvested IBC stock options were exchanged for equivalent insci stock options. IBC, a privately held company located in Pompano Beach, Florida, is a developer and provider of proprietary technology for the secure delivery of financial documents. The acquisition was accounted for as a pooling of interests and, accordingly, the financial statements for periods prior to the combination have been restated to include the accounts and results of operation of IBC. The statement of stockholders equity reflects the accounts of insci as if the additional common stock had been issued during all periods presented. These financial statements, including the notes thereto, should be read in conjunction with the historical financial statements of insci and IBC included in insci's fiscal 1999 annual report of Form 10-KSB and the Form 8-K filing dated January 12, 2000.

     The balance sheet of insci as of March 31, 2000 has been combined with the balance sheet of IBC as of March 31, 2000 and the balance sheet of Infinite as of March 31, 2000. The statements of operations of insci for the years ended March 31, 2000 and 1999 have been combined with IBC's statements of operations for the years ended March 31, 2000 and June 30, 1999 and Infinite's statement of operations for the period ended March 31, 2000. An adjustment has been made to accumulated deficit in fiscal 2000 to conform the fiscal year end of IBC to March 31, 2000. Information concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis.

         We incurred approximately $712,000 of expenses related to this acquisition, which are included in non-recurring expenses in the accompanying consolidated statements of operations

     As a result of the acquisition, 486,608 shares of IBC preferred stock were converted into 686,698 shares of insci common stock. The IBC preferred stock contained a beneficial conversion feature that resulted in an additional issuance of 260,916 shares of insci common stock which were valued at $4.00 per share. As such, we recorded a special preferred dividend of $1,043,000 during fiscal 2000.

     INVENTORY

     Inventory, consisting primarily of computer hardware and software products purchased from third parties, is stated at the lower of cost or market. Cost is determined by the specific identification method.

     INTANGIBLE ASSETS

     a. Capitalized Software Development Costs

     We capitalize the qualifying costs of developing software products in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of costs requires that technological feasibility has been established. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When the software is fully documented and available for unrestricted sale, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

     Realization of capitalized software development costs is subject to our ability to market our software products in the future and generate cash flows sufficient to support future operations. Capitalized software development costs totaled $540,000 and $492,000 during the years ended March 31, 2000 and 1999, respectively. Amortization of capitalized software development costs totaled $325,000 and $304,000 during the years ended March 31, 2000 and 1999, respectively, and is included in cost of revenue in the accompanying consolidated statements of operations.

     b.  Purchased Software

     We capitalize as purchased software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with us (see Note 5). The cost of the software is amortized on the same basis as capitalized software costs. The amortization period is re-evaluated quarterly with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Purchased software costs totaled $618,000 and $906,000 during the years ended March 31, 2000 and 1999, respectively. Amortization of purchased software costs totaled $666,000 and $580,000 during the years ended March 31, 2000 and 1999, respectively, and is included in cost of revenue in the accompanying consolidated statements of operations.

     During fiscal 2000, we redirected the focus of our business to address the electronic statement presentment market. This redirection requires substantial modifications, integration and revisions to versions of developed and purchased software previously capitalized, thus making these versions obsolete. As a result of these factors, we wrote-down $1,113,000 of capitalized software development costs and $1,645,000 of capitalized purchased software during fiscal 2000, which are included in non-recurring expenses in the accompanying consolidated financial statements.

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

             Furniture and fixtures.................     5-7 years
             Equipment..............................     3-5 years
             Software ..............................     1.5-3 years
             Leasehold improvements.................     Life of lease

     FOREIGN CURRENCY TRANSLATION

     Foreign currencies are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Under this standard, assets and liabilities of our foreign subsidiary are translated into United States dollars at current exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.

     Gains and losses arising from the translation of the foreign subsidiary's financial statements are not material at March 31, 2000 and March 31, 1999.

     COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 requires a company to report comprehensive income and its components in a full set of financial statements. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources, such as foreign currency translation adjustments. We have not reported the income (loss) resulting from foreign currency translation adjustments as comprehensive income as the effects are not material to the financial statements. Accordingly, there is no material difference between the net loss reported and the comprehensive loss for SFAS 130.

     LOSS PER SHARE

         Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the year. For fiscal years 2000 and 1999, 7,879,108 and 11,901,131 stock options, warrants and convertible securities were excluded because their effect would be antidilutive.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially expose the company to concentrations of credit risk consist primarily of cash and accounts receivable. We maintain our cash balances primarily in one financial institution. Our balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2000, the uninsured amounts held were approximately $1,639,000. We have not experienced any losses on these investments to date.

     We have not experienced significant losses relating to collection of accounts receivable. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers.

     IMPAIRMENT OF LONG-LIVED ASSETS

     In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. We recorded an impairment of capitalized software development costs and purchased software during fiscal 2000. See INTANGIBLE ASSETS. No such write-downs were required in fiscal 1999.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial assets for which carrying values approximate fair value include cash and cash equivalents and accounts receivable. Financial liabilities for which carrying values approximate fair value include accounts payable.

     CONVERTIBLE PREFERRED STOCK

     The beneficial conversion feature of convertible preferred stock (see Note
9) is accounted for as a dividend to preferred shareholders and amortized over the period from the date of issue through the date the security is first convertible.

     ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

     Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. We have elected to account for stock-based compensation expense under APB No. 25 and make the required pro forma disclosures for compensation. Stock options and warrants granted to non-employees are valued using the Black-Scholes option pricing model (See Note
12).

     ADVERTISING COSTS

     In accordance with Statement of Position 93-7, Reporting on Advertising Costs, advertising costs are expensed as incurred. Advertising expense totaled approximately $74,000 and $127,000 in fiscal 2000 and 1999, respectively.

     RECLASSIFICATION

     Certain items in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 financial statement presentation.


     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the FASB delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. We do not currently nor do we intend in the future to issue or purchase derivative instruments and, therefore, do not expect the adoption of SFAS No. 133 to have any impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. SAB 101 must be applied to financial statements no later than the fourth quarter of fiscal 2001. We do not believe that the application of SAB 101 will have a material effect on our financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. We do not anticipate that the adoption of this interpretation will have a material effect on our financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2000, including equipment acquired under capital leases, consist of the following (in thousands):


Furniture and fixtures                                              $  178
Equipment                                                            1,662
Software                                                               653
Leasehold improvements                                                 189
                                                                    ------
                                                                     2,682
Less accumulated depreciation and amortization                         860
                                                                    ------
                                                                    $1,822
                                                                    ======

Depreciation and amortization expense was $686,000 and $428,000 for fiscal years 2000 and 1999, respectively. The net book value of equipment under capital leases at March 31, 2000 was $651,000.

NOTE 4 - CAPITAL LEASE OBLIGATIONS

     We lease certain furniture and equipment that are accounted for as capital leases. Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows (in thousands):

Year ending March 31, 2001                                          $ 445
Year ending March 31, 2002                                            439
                                                                    -----
Total minimum lease payments                                          884
Less: amount representing interest                                     91
                                                                    -----
Present value of minimum lease payments                               793
Current portion                                                       384
                                                                    -----
Long-term portion                                                   $ 409
                                                                    =====

NOTE 5 - RELATED PARTY TRANSACTIONS

     (1) In April 1994, we loaned John L. Gillis, our former Executive Vice President and Chief Operating Officer, and his wife, the amount of $150,000 to purchase a residence in Westborough, Massachusetts. During fiscal 1996 we established an allowance for loan loss as the underlying collateral had minimal value. However, Mr. Gillis has been repaying this loan through a surrender of a combination of stock options, salary and bonuses. During fiscal 1999, the loan was repaid by $29,190. Interest on the loan was $5,384 during fiscal 1999. The outstanding loan balance after fiscal 1999 payments was $47,834, which was offset by an allowance for loan losses of the same amount. The loan balance was cancelled on March 31, 1999, upon Mr. Gillis's resignation and in accordance with a separation agreement between Mr. Gillis and the company.

     (2) We engaged Emerging Technology Ventures, Inc. ("ETVI") to manage our acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), who is President of ETVI, is also a director of the company. ETVI is paid a monthly retainer of $6,000. In addition, during fiscal year 1999, ETVI was paid an additional $39,000 in connection with consulting services performed for us on behalf of our Executive Committee. In October 1995, ETVI was granted a stock option to acquire 400,000 shares of our Common Stock at an exercise price of $2.31 per share. In July 1998 an amendment to the stock option agreement revised the exercise price for future vesting options to be based upon fair market value at the time a strategic alliance or acquisition is completed. These options are only exercisable to the extent that transactions are completed in accordance with the terms of the agreement. For completed transactions ETVI will receive a commission and a portion of the stock options granted will vest concurrent with the date of the completed transaction. The arrangement with ETVI also provides that a portion of the stock options granted will vest upon arranging strategic sales alliances for the company and that ETVI will receive 2% of the revenues generated from these alliances. During fiscal 2000, no options were vested. During fiscal 1999, as the result of establishing strategic alliances, 125,000 options were vested. The fair value of the 125,000 options vested was estimated to be approximately $50,000 which is included in sales and marketing expenses in the accompanying consolidated statements of operations. The amount earned, related to the 2% of revenues from strategic alliances during fiscal 1999 was $9,633. At March 31, 2000, remaining unvested options outstanding totaling 167,201 were valued at $876,000 using the Black-Scholes option pricing model. This amount is included in Deferred Compensation on the accompanying consolidated balance sheet.

     (3) We had engaged Gartner and Associates as financial consultants to advise the company. Mr. Leonard Gartner ("Mr. Gartner"), principal of Gartner and Associates, is a former director of the company. During fiscal 2000 and 1999, Gartner and Associates was paid $0 and $18,000, respectively.

     (4) We have entered into an agreement with Technology Providers (Ltd. of Sri Lanka and Incorporated of USA) ("TPL") under which TPL will provide computer programming services for certain software products under development and for selected customer application projects. Services rendered by TPL totaled $1,116,404 in fiscal 2000 and $1,369,000 in fiscal 1999. TPL is owned by family members of Mr. Krishan A. Canekeratne, a former Senior Vice President of Development for the company who resigned in fiscal 1999. Mr. Canekeratne had no direct ownership interest in TPL during his employment with insci. In the opinion of management, the fees paid under this agreement are at fair market value rates. We have issued approximately $700,000 in purchase orders for services to be performed by TPL in fiscal 2001. Amounts due to TPL approximated $240,000 at March 31, 2000.

     (5) During fiscal 2000 and 1999, Mitchell Capital, Inc., whose principal shareholder is Mitchell Klein, a former director of the company, was paid consulting fees in the amount of $0 and $15,000, respectively for work performed for us.

NOTE 6 - LEASE COMMITMENTS

     The lease for our Massachusetts headquarters expires in September 2004. We sublease a portion of this space under an agreement that expires in November 2000. The lease for our Florida subsidiary expires in January 2001. Annual sublease rental income approximates $60,000. As of March 31, 2000, future minimum rent to be paid under these operating leases is as follows (in thousands):

           Year ending:

           March 31, 2001........................................$    503
           March 31, 2002........................................     484
           March 31, 2003........................................     495
           March 31, 2004........................................     504
           Thereafter............................................     254
                                                                  -------
                                                                  $ 2,240
                                                                  =======

     Total rent expense, net of approximately $60,000 of sublease rental income, was approximately $486,000 and $315,000 for the years ended March 31, 2000 and 1999, respectively.

NOTE 7 - REVOLVING CREDIT FACILITY

     On August 7, 1998, insci and Silicon Valley Bank ("SVB") finalized a bank line of credit Agreement ("Agreement"). The agreement was renegotiated effective June 30, 1999. The terms of this Agreement provide for a $1,500,000 working capital credit facility for a term of one year. The terms further provide for working capital advances up to seventy five percent of the Company's eligible domestic and LC-backed international accounts receivable under ninety days from invoice date with a 25% concentration limit. Collateral for the line, which is secured by a lien, is comprised of all Company assets. The rate of interest to be paid to SVB is prime plus one percent. In order to borrow against the line, the Company is required to meet certain covenants, which include minimum tangible net worth of $1.5 million for the quarter ended March 31, 2000 and a quick ratio of 1.50 to 1 at each quarter end or 1.00 to 1 intra-quarterly. We may, at our option, terminate the credit facility with SVB without penalty. As of March 31, 2000, $460,000 of borrowings under this credit facility were outstanding. The effective interest rate was 10%. We were in compliance or have obtained waivers for all covenants.

NOTE 8 - INCOME TAXES

     At March 31, 2000, we had available net operating loss ("NOL") carryforwards of approximately $24,900,000 resulting from accumulated operating losses through fiscal 2000. The NOL carryforwards for tax return purposes expire in various amounts through the year 2020. We believe that an "Ownership Change" occurred in January 1996 within the meaning of Section 382 of the Internal Revenue Code. Under an ownership change, we will be permitted to utilize approximately $13,000,000 in NOL carryforwards (available on the date of such change) in any year thereafter to reduce our income to the extent that the amount of such income does not exceed the product of (the "Section 382 limit") the fair market value of our outstanding equity at the time of the ownership change and the long-term tax exempt rate published by the IRS.

     In addition, the NOLs inherited through the Internet Broadcasting Company acquisition will also be limited due to the ownership change, which occurred on the acquisition date. The amount of the NOL, which will be subject to the
Section 382 limit, will be approximately $2,200,000.

      A full valuation allowance of $13,960,000 has been established against these NOLs because the likelihood of realization of the tax benefits cannot be determined.

NOTE 9 - PREFERRED STOCK

     8% CONVERTIBLE REDEEMABLE PREFERRED STOCK

     On November 11, 1996, we completed 1,333,334 Units of a Regulation "D" Private Placement Offering of 8% Convertible Redeemable Preferred Stock (8% Preferred Stock). Proceeds from this offering, before underwriting commissions and expenses, totaled $5,000,000. Each Unit consists of one share of 8% Preferred Stock and one Warrant to purchase one share of Common Stock for $5.00 per share for a period of three years expiring on October 1, 1999. The 8% Convertible Redeemable Preferred Stock and Warrants contain limited anti-dilution protection and adjustment rights granted to purchasers of the Units. Each share of 8% preferred stock is convertible, at the option of the holder, into one share of common stock.

     Additionally, we paid to J. Michael Reisert & Co., Inc., the placement agent, a commission of 8% per Unit, or the sum of $400,000, on the completion of the minimum offering, in addition to approximately $87,500 in expenses, as well as granting 133,333 Warrants to purchase 133,333 Units comprised of 133,333 shares of 8% Preferred Stock, convertible into shares of Common Stock and 133,333 warrants to purchase shares of Common Stock at $5.50 per share for a period of three years from the date of closing of the minimum offering.

     Dividends can be paid in cash or 8% Preferred Stock at our option. The 8% Preferred Stock payable as dividends is to be valued at the lessor of $3.75 or the average bid price for Common Stock for twenty consecutive trading days prior to the end of the quarter. In the event that the average bid price for Common Stock during any sixty day period commencing August 1, 1998 is $2.75 or less, holders of a majority of outstanding 8% Preferred Stock could elect to have dividends paid in cash for the balance of the life of the Preferred Stock (the "Cash Election"). If we fail to honor the Cash Election, we must pay dividends in shares of 8% Preferred Stock and a majority of holders of 8% Preferred Stock shall have the right to designate one Board Member and we shall immediately appoint a designee and use our best efforts to cause the election of the designee for so long as twenty-five percent of the 8% Preferred Stock remains outstanding. While the average bid price for our Common Stock was below $2.75 for sixty consecutive trading days subsequent to August 1, 1998, holders of the 8% Preferred Stock have not yet elected to designate a member to the Board of Directors. In the further event the average bid price for Common Stock during the last thirty day period of any quarter commencing with the thirty day period beginning September 1, 1998 is $3.75 or less, annual dividends on 8% Preferred Stock will be automatically readjusted to eleven percent per annum for the balance of the period that any 8% Preferred Stock is outstanding. Based upon our stock price being less than $3.75 for the period required, dividends have been adjusted to eleven percent per annum commencing with the quarter ended December 31, 1998.

     The 8% Preferred Stock is redeemable through September 30, 1999 if our common stock trades at or above $7.50 per share for twenty out of thirty consecutive trading days and we then have an effective registration statement under the Securities Act of 1933, as amended, with respect to all shares of common stock underlying the 8% Preferred Stock, we have the right, upon thirty days prior written notice to all holders of record of the 8% Preferred Stock, to redeem all, but not less than all, of the 8% Preferred Stock for cash at $3.75 per share of 8% Preferred Stock. At any time after October 1, 1999, any shares of 8% Preferred Stock that have not otherwise converted can be redeemed at our option, upon thirty days prior written notice to all then holders of record of the 8% Preferred Stock, for cash at $3.75 per share of 8% Preferred Stock. On October 1, 2001, any outstanding 8% Preferred Stock shall automatically convert into shares of common stock at the lesser of $3.75 per share or the average bid price for the common stock for twenty consecutive trading days ending five business days prior to October 1, 2001.

     We granted, as a part of the terms of the Placement, cost-free registration rights with respect to the underlying shares for the Convertible Redeemable Preferred Stock, the Unit Warrants and the Warrants granted to the Placement Agent. The terms of the Placement involve the imposition of a penalty if the underlying shares are not timely registered equal to a reduction in the conversion price of the $3.75 Unit of 2% per month after nine months from the date of closing with a maximum of 10%. The registration of the underlying shares for this Placement was completed in our Form S-1 Registration Statement that was declared effective on October 6, 1997. An adjustment of 8% of the Unit conversion price is in effect as a result of this provision. During fiscal 2000 and 1999, shareholders of this preferred stock converted 1,344,077 preferred shares into 1,461,077 shares of common stock and 125 preferred shares into 125 shares of common stock, respectively.

     10% CONVERTIBLE REDEEMABLE PREFERRED STOCK

     On June 15, 1995, we completed a private placement of 90-Day Subordinated Notes (the "Notes") which were repayable in cash or in shares of our 10% Convertible Redeemable Preferred Stock ("10% Preferred Stock"). A total of $1,200,000 of Notes was sold with net proceeds to us of approximately $950,000.

     In October 1995, we notified all holders of the Notes that we were exchanging shares of our 10% Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest balances due on the Notes. Effective October 15, 1995 we exchanged 1,240,000 shares of our 10% Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest due on the Notes for the principal of our 90-Day Subordinated Notes and the accrued interest payable thereon. The Preferred Stock is convertible at the option of the holders into our Common Stock. The underlying shares of Common Stock convertible under this Preferred Stock were included in our S-1 Registration Statement declared effective on October 6, 1997.

     Dividends can be paid in cash or common stock. Dividends paid in common stock are determined based upon a discount to the average trading price of our common stock during the twenty trading days immediately preceding the payment date.

     In accordance with the terms of the conversion, a total of 448,602 shares of preferred stock were surrendered and converted into 892,339 shares of our Common Stock during the fiscal year ended March 31, 1999. The remaining 103,335 shares of preferred stock were converted into 60,927 shares of common stock during fiscal 2000. All shares have been converted as of March 31, 2000.

      10% CONVERTIBLE PREFERRED STOCK

     On September 20, 1996, we completed a Private Placement financing under Regulation "D" for the sum of $1,350,000. We issued 1,350,000 shares of 10% Convertible Preferred Stock to accredited investors at $1.00 per share. Each 10% convertible share of Preferred Stock is convertible into a share of our Common Stock for a period of three years, at a 30% discount (the beneficial conversion feature) to the trading market of our Common Stock. We have granted cost-free registration rights to the holders of the Preferred Stock who have converted into Common Stock. The underlying shares of Common Stock convertible under this Preferred Stock were included in the Company's S-1 Registration Statement declared effective on October 6, 1997. The remaining 1,050,000 shares of preferred stock outstanding were converted into 1,377,504 shares of common stock during fiscal 1999.

     Dividends were paid in the form of common stock determined by the average of the trading market price of our common shares during ten trading days immediately preceding the dividend payment date.

     We entered into an agreement with Amerivet/Dymally Securities, Inc. to act as Placement Agent for the 10% Convertible Preferred Stock and paid as compensation to the Placement Agent 30,000 shares of restricted Common Stock with cost-free registration rights in addition to $23,000 in commissions and 112,000 warrants to purchase 112,000 shares of Common Stock at $5.00 per share for a period of 3 years expired in October 1999.

NOTE 10 - STOCKHOLDERS' EQUITY

     (a) As of March 31, 2000, 12,914,720 shares of our common stock were outstanding. As of March 31, 1999, 7,885,444 shares of our common stock were outstanding. The increase in shares during fiscal 2000 primarily resulted from the exercise of stock options, conversions of the Company's 8% Preferred Stock, and the issuance of shares to the Tail Wind Fund.

     (b) On December 17, 1999, we entered into an equity transaction with the Tail Wind Fund, Ltd. ("Tail Wind"), wherein we received the sum of $2,185,000, net of issuance costs, as a result of the sale of 802,676 shares of Common Stock at $2.99 per share. Additionally, we issued 280,936 Warrants to purchase 280,936 shares of Common Stock at $4.30 per share. The Warrants are exercisable for a period of five (5) years.

     (c) During fiscal year 2000, a total of 103,335 shares of 10% Convertible Redeemable Preferred Stock were surrendered and converted into 60,927 shares of our Common Stock. During fiscal year 1999, a total of 448,602 shares of 10% Convertible Redeemable Preferred Stock were surrendered and converted into 892,339 shares of our Common Stock. In addition, during the fiscal year ended March 31, 1999, we issued 33,068 shares of Common Stock in lieu of paying cash dividends on our 10% Convertible Redeemable Preferred Stock.

     (d) During fiscal year 1999, in accordance with the terms of our 10% Convertible Preferred Stock, we issued 29,296 shares of Common Stock in lieu of paying cash dividends on our 10% Convertible Preferred Stock. During fiscal 1999, 1,050,000 shares of this Preferred Stock were surrendered and converted into 1,377,504 shares of our Common Stock.

     (e) During fiscal year 2000, in accordance with the terms of our 8% Convertible Redeemable Preferred Stock, we issued 139,881 shares of 8% Convertible Redeemable Preferred Stock in lieu of paying cash dividends on this preferred stock. During fiscal 2000, 1,344,077 shares of this Preferred Stock were surrendered and converted into 1,461,077 shares of our Common Stock. During fiscal year 1999, we issued 559,653 shares of 8% Convertible Redeemable Preferred Stock in lieu of paying cash dividends on this preferred stock. During fiscal 1999, 125 shares of this Preferred Stock were surrendered and converted into 125 shares of our Common Stock.

     (f) During fiscal 2000, options were exercised to purchase 1,699,988 shares of common stock for $2,571,202. During fiscal 1999 options were exercised to purchase 95,000 shares of common stock for $110,605.

     (g) We granted warrants to the Underwriters of our April 1994 IPO to purchase up to 125,000 Units at an exercise price of $7.70 per unit, and had granted registration rights relating to the underlying securities. In May 1996, the Underwriters surrendered these warrants in exchange for new warrants to purchase 187,500 shares of Common Stock at an exercise price of $3.50 per share. We granted cost-free registration rights to the underlying Common Stock shares of these warrants and have included these underlying Common Stock shares in the Form S-1 Registration Statement that was declared effective on October 6, 1997. During fiscal 1998, we entered into an exchange agreement whereby 70,000 shares of common stock would be issued in exchange for the cancellation of 150,000 warrants. The 70,000 shares were issued in fiscal 1999. The remaining 37,500 warrants expired December 1999.

     (h) On April 21, 1994, we received net proceeds of approximately $7,159,000 from our initial public offering ("IPO") of 1,250,000 units ("Units"). Each Unit consists of one share of our Common Stock and one redeemable Common Stock purchase warrant. Each warrant entitles the holder thereof to purchase one-half of one share of Common Stock. Two warrants may be exercised at an aggregate exercise price of $9.00, subject to adjustment under certain circumstances, at any time after the warrants become separately transferable, until 48 months from the date of the offering. The warrants are redeemable by us at $.05 per warrant upon 30 days notice mailed within 20 days after the closing bid price of the Common Stock has equaled or exceeded $11.25 for a period of 20 consecutive trading days. During 1998, we extended the terms of the warrants, with all terms and conditions of the warrants remaining the same. The warrants expired on December 31, 1999.

     (i) As a result of the acquisition of IBC, 486,608 shares of IBC preferred stock were converted into 686,698 shares of insci common stock. The IBC preferred stock contained a beneficial conversion feature that resulted in an additional issuance of 260,916 shares of insci common stock which were valued at $4.00 per share. As such, we recorded a special preferred dividend of $1,043,000 during fiscal 2000.

     (j) The following is a summary of the Company's stock warrant activity:

                                    Number       Weighted            Expiration
                                   of Shares   Average Price            Date

Balance March 31, 1998             2,430,439      $5.89             Sep-Dec 99
  Fiscal 1999 activity:
    Issued                            74,295      $7.05
    Cancelled                       (150,000)     $3.50
    Exercised                        (12,590)     $0.35
                                  ----------
Balance March 31, 1999             2,342,144      $6.11             Sep-Dec 10
  Fiscal 2000 activity:
    Issued                           530,936      $4.12
    Expired                       (2,342,144)     $6.11
                                  ----------
Balance March 31, 2000               530,936      $4.12            Oct 03-Dec 04
                                  ==========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

     To the best of our knowledge, there are no material legal proceedings pending against us or any of our property, nor was any such proceeding terminated during the fourth quarter ended March 31, 2000.

     EMPLOYMENT AGREEMENTS

     During 1998 our Compensation Committee recommended to the Board of Directors that the employment agreement of Dr. E. Ted Prince ("Dr. Prince") our Chairman of the Board of Directors and Chief Executive Officer should be amended to provide for an extension and increase in compensation. The Board of Directors subsequently approved the proposed amendment. Dr. Prince's employment agreement provided for an extension of the term of Dr. Prince's employment through September 30, 2001, and further provided for salary compensation at an annual rate of $250,000 per annum with an incentive bonus of up to 40% of base compensation based upon performance targets established by the Board of Directors. Additionally, the amendment provided for the immediate vesting of 200,000 previously granted stock options to purchase 200,000 shares of Common Stock at $.95 per share. Further, an additional 300,000 stock options were granted to Dr. Prince to purchase 300,000 shares at $1.75 per share vesting over a 2-year period. The stock options granted to Dr. Prince are for a term of ten
(10) years and expire April 1, 2009. Additionally, the amendment also provided that the exercise period of 950,000 stock options previously granted to Dr. Prince at $1.66 per share and 250,000 options at $2.00 per share, would be extended until June 16, 2005. On the date of the amendment the fair market value of our common stock was below the exercise price of these options. As such, no compensation expense was recorded.

     We have employment agreements with our other executive officers, which also include annual incentive bonuses based upon attainment of defined profitability criteria, and other performance related objectives. If an executive officer's employment is terminated for any reason other than voluntary resignation or for cause (as defined in the agreements) then a severance benefit will be paid. The severance benefit varies from officer to officer, but is not greater in any instance than six month's salary and benefits. Exclusive of Dr. Prince, key members of management have been granted stock options as part of their compensation package.

     EMPLOYEE BENEFIT PLAN

     We maintain a defined contribution plan for the benefit of our eligible employees pursuant to Section 401(K) of the Internal Revenue Code. Contributions to the Plan by the company will be made at our sole discretion. Participants may also make contributions to the Plan. We did not make any contributions to the Plan for fiscal years 2000 and 1999.

NOTE 12 - STOCK OPTION PLANS

     EMPLOYEE STOCK OPTION PLANS

     On July 29, 1996 we adopted the 1997 Equity Incentive Plan (97 Plan) authorizing 3,000,000 shares of Common Stock to replace the remaining and ungranted shares under the 1992 Stock Option Plan that was terminated. The 97 Plan permits us to provide our employees with incentive compensation opportunities that are highly motivational. On August 26, 1998, we adopted a plan that allowed employees, at their election, to exchange existing outstanding stock options for reissued stock options at an exercise price of $1.22 per share. These options vest over a two-year period. On August 26, 1998, the market price of our common stock was $1.19. Approximately 743,000 options were exchanged and are included in the "granted" and "cancelled" columns for fiscal 1999 in the tables for the 1992 and 1997 Plans.

     DIRECTORS AND OTHER STOCK OPTIONS

     The Directors Option Plan (the "Directors Plan") was adopted by the Board of Directors to make service on the Board more attractive to present and prospective directors. The plan has 1,000,000 authorized shares and provides that each new director receive 100,000 stock options upon being appointed to the Board of Directors. For each three years of service thereafter they are eligible for an additional 100,000 options. In addition, Board members who participate on committees are entitled to receive 20,000 options.

     During fiscal 2000, we issued 100,000 options to a new board member and 20,000 options to that Board member for participation on committees. During fiscal 1999, we issued an aggregate of 400,000 options to new board members or board members that reached their three-year term and 60,000 options to various Board members for their participation on committees.

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

     The following is a summary of stock option activity:

                                               1992 STOCK OPTION PLAN                  1992 DIRECTORS OPTION PLAN

                                             Number     Weighted Average             Number       Weighted Average
                                           of Shares     Exercise Price             of Shares      Exercise Price
Outstanding at March 31, 1998               354,800          1.75                    205,000           2.23
  Granted                                         -            -                     460,000           1.04
  Cancelled                                (121,667)         1.88                    (33,333)          2.25
  Exercised                                 (20,000)         1.66                     (5,000)          1.44
                                          ---------                                ---------
Outstanding at March 31, 1999               213,133          1.69                    626,667           1.36
  Granted                                         -            -                     120,000           3.78
  Cancelled                                       -            -                     (33,333)          2.25
  Exercised                                (164,333)         1.69                    (51,667)          1.29
                                          =========                                =========
Outstanding at March 31, 2000                48,800          1.68                    661,667           1.76
                                          =========                                =========

                                           1997 EQUITY INCENTIVE PLAN                   OTHER STOCK OPTIONS

                                             Number     Weighted Average             Number       Weighted Average
                                           of Shares     Exercise Price             of Shares      Exercise Price
Outstanding at March 31, 1998             1,055,583          2.26                  2,855,003           1.95
  Granted                                 2,326,499          1.15                    196,000           1.04
  Cancelled                                (941,918)         2.06                   (100,000)          2.52
  Exercised                                 (25,000)         0.75                    (45,000)          1.14
                                          ---------                                ---------
Outstanding at March 31, 1999             2,415,164          1.27                  2,906,003           1.79
  Granted                                 1,801,527          4.32                    325,000           4.47
  Cancelled                                (388,502)         1.20                     (6,666)          2.25
  Exercised                                (559,621)         1.17                   (924,367)          1.70
                                          =========                                =========
Outstanding at March 31, 2000             3,268,568          2.98                  2,299,970           2.15
                                          =========                                =========

                                            IBC LONG-TERM INCENTIVE PLAN

                                             Number     Weighted Average
                                           of Shares     Exercise Price
Outstanding at March 31, 1998               163,972          4.61
  Granted                                   181,617          8.28
  Canceled                                  (37,457)         4.61
  Exercised                                       -            -
                                          ---------
Outstanding at March 31, 1999               308,132          6.76
  Granted                                         -            -
  Cancelled                                (308,132)         6.76
  Exercised                                       -            -
                                          ---------
Outstanding at March 31, 2000                     -            -
                                          =========

     Options available for grant under the 1997 Equity Incentive Plan at March 31, 2000 and 1999 are 146,811 and 1,559,836, respectively. Options available for grant under the 1992 Directors Option Plan at March 31, 2000 and 1999 are 224,999 and 311,666, respectively. No options are available for grant under the 1992 Stock Option Plan.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2000.

                                            1992 STOCK        1992 DIRECTORS      1997 EQUITY       OTHER STOCK
                                            OPTION PLAN        OPTION PLAN      INCENTIVE PLAN        OPTIONS
Outstanding
Option Price Range                         $1.66 - 2.13        $.89 - 3.78        $.75 - 7.74       $1.04 - 5.09
Number of Shares                              48,800             661,667           3,268,568         2,299,970
Weighted Average Life                           5.3                7.5                9.1               5.3
Weighted Average Exercise Price                $1.68              $1.76              $2.98             $2.15

Exercisable
Number of Shares                              48,800             235,000            811,629          2,126,102
Weighted Average Exercise Price                $1.68              $1.67              $1.62             $2.14

     STOCK BASED COMPENSATION

     All stock options and warrants that have been granted to employees and directors have been at or above fair market value of our Common Stock at the time of grant. As a result, no compensation expense or other accounting relating to our stock options issued has been required to be recorded within our financial statements. The foregoing accounting is in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123). We have included below the impact of the fair value of employee stock-based compensation plans on net loss and net loss per share on a pro forma basis for awards granted pursuant to SFAS 123. Had compensation expense been determined as provided in SFAS 123 for stock options using the Black-Sholes option pricing model, the pro forma effect would have been:

                                                   Fiscal 2000    Fiscal 1999
Net loss applicable to common shares - as
  reported                                        $(11,033,000)    $(2,309,000)
Net loss applicable to common shares -
  pro forma                                        (13,191,000)     (4,309,000)
Net loss per common share - as reported                  (1.11)           (.32)
Net loss per common share - pro forma                    (1.32)           (.59)

The fair value of each option grant is calculated using the following weighted average assumptions:

                                                   Fiscal 2000    Fiscal 1999
Expected life (years)                                        5               5
Interest rate                                             6.21%          5.08%
Volatility                                                  79%           117%
Dividend yield                                               0              0

The weighted average fair value of options granted during fiscal 2000 and 1999 was $2.85 and $0.94, respectively.

     We have issued stock options and warrants for services performed by outside organizations. The values of these options have been determined as provided in SFAS 123 for stock options using the Black-Scholes option pricing model resulting in charges to our operating results of $1,114,000 for fiscal 2000. Charges to our operating results for fiscal 1999 were $83,000 representing the estimated fair value of these activities.

NOTE 13 - SEGMENT AND CUSTOMER INFORMATION

     For the year ended March 31, 2000 sales made to one major customer and to leads furnished by that customer accounted for approximately 26% of our total revenues. Amounts due from this customer were approximately 25% of our accounts receivable balance as of March 31, 2000. For the year ended March 31, 1999 sales made to the same customer and to the leads furnished by that customer accounted for approximately 20% of our total revenues. Amounts due from the customer were approximately 20% of our accounts receivable balance as of March 31, 1999.

     We adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the fiscal year ended March 31, 1999. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance.

     The financial position and results of operations previously reported by insci and IBC and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows (in thousands):

                                     Years ended March 31,
                                      2000           1999
REVENUE
     insci                          $ 10,854       $ 12,406
     IBC                                 166            212
     Infinite                              -              -
                                    --------       --------
                                    $ 11,020       $ 12,618
                                    ========       ========
NET (LOSS)
     insci                          $ (6,522)      $   (451)
     IBC                              (1,664)        (1,152)
     Infinite                         (1,280)             -
                                    --------       --------
                                    $ (9,466)      $ (1,603)
                                    ========       ========
TOTAL ASSETS
     insci                          $  6,009
     IBC                                   -
     Infinite                          1,176
                                    --------
                                    $  7,185
                                    ========

Revenue was derived from customers in the following geographic areas (in thousands)

                                                       Year ended March 31
                                                       -------------------
                                                        2000         1999

      North America                                   $ 8,367       $11,008
      Europe                                            1,358         1,131
      Other                                             1,295           479
                                                      -------       -------
      Total                                           $11,020       $12,618
                                                      =======       =======

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     During the fourth quarter of fiscal 2000, the Company determined that it would utilize the Black-Scholes option pricing model to value the amount of compensation expense to be recorded in connection with options granted to non-employees as proscribed under Emerging Issues Task Force (EITF) Issue No. 96-18 - Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. These options had been initially valued during the first three quarters using the cash value as defined in the non-employee agreements. This change resulted in an incremental non-cash charge of approximately $988,000 during fiscal 2000.

     Further, as required in connection with the pooling of interest transaction consummated in the third quarter of fiscal 2000 (as discussed in Note 2) the Company recognized certain adjustments to previously reported amounts. These related to conformity of reporting periods of the two companies and the impact of a non-cash preferred stock dividend by IBC (see Note 2).

     The impact of these changes did not effect the Company's net worth. The Company's previously reported results have been adjusted to include these non-cash changes and are presented in the tables that follow:

                              THREE MONTHS ENDED
                                 JUNE 30, 1999
                                  (UNAUDITED)
                            ------------------------
                              PREVIOUSLY       AS
                               REPORTED*    ADJUSTED
                            ------------------------

Operating loss                   (1,004)     (1,336)
Net loss                         (1,047)     (1,379)
Preferred stock dividends          (160)       (160)
Net loss applicable to
  common shares                  (1,207)     (1,539)
Basic and diluted loss
  per share                       (0.15)      (0.19)

                            THREE MONTHS ENDED              SIX MONTHS ENDED
                            SEPTEMBER 30, 1999             SEPTEMBER 30, 1999
                                (UNAUDITED)                    (UNAUDITED)
                         ------------------------       ------------------------
                             PREVIOUSLY      AS            PREVIOUSLY      AS
                              REPORTED*   ADJUSTED          REPORTED    ADJUSTED
                         ------------------------       ------------------------

Operating loss                    (6)       (299)            (1,016)     (1,641)
Net loss                         (19)       (312)            (1,066)     (1,691)
Preferred stock dividends       (143)       (143)              (303)       (303)
Net loss applicable to
  common shares                 (162)       (455)            (1,369)     (1,994)
Basic and diluted loss
  per share                    (0.02)      (0.05)             (0.16)      (0.23)

                           THREE MONTHS ENDED              NINE MONTHS ENDED
                            DECEMBER 31, 1999              DECEMBER 31, 1999
                               (UNAUDITED)                    (UNAUDITED)
                         -------------------------      ------------------------
                             PREVIOUSLY      AS            PREVIOUSLY      AS
                              REPORTED    ADJUSTED          REPORTED    ADJUSTED
                         ------------------------       ------------------------

Operating loss                  (920)     (1,084)            (1,936)     (2,725)
Net loss                      (1,600)     (1,764)            (2,666)     (3,455)
Preferred stock dividends       (125)     (1,168)              (428)     (1,471)
Net loss applicable to
  common shares               (1,725)     (2,932)            (3,094)     (4,926)
Basic and diluted loss
  per share                    (0.16)      (0.29)             (0.32)      (0.54)

* Previously reported results have been adjusted to reflect the pooling of interests described in Note 2.

NOTE 15 - SUBSEQUENT EVENTS

         On May 24, 2000, we acquired all of the issued and outstanding common stock from the stockholders of a company known as Lognet 2000, Inc. ("Lognet"), formerly known as Lognet, Inc. The shareholders of Lognet exchanged all of the issued and outstanding stock in Lognet for a pro rata aggregate of 2,500,000 restricted shares of the common stock of insci, resulting in a total purchase price of approximately $8.4 million. As of May 24, 2000, Lognet had net liabilities of $1.0 million and $3.0 million of cash and cash equivalents. A significant portion of the purchase price is deemed to be in-process research and development. We are in the process of obtaining an independent appraisal of the amount of in-process research and development and will take a charge to operations when this appraisal has been completed. The acquisition will be accounted for under the purchase method of accounting.

         The company and/or any of its officers, directors, affiliates or associates did not have any material or other business relationship with Lognet or any of its stockholders.

         We issued 2,500,000 shares of our common stock $.01 par value from our authorized, but unissued, common stock in exchange for all of the shares of Lognet. The former stockholders of Lognet were granted registration rights for their shares in insci, and we agreed to use our best efforts to register the exchange shares by September 15, 2000. We did not utilize any bank borrowings with respect to the exchange price for the Lognet shares of common stock.

         Lognet is in the business of the PC-to-host and print connectivity industries. It provides hardware and software solutions that enable organizations to extract greater value from their centralized architecture data systems. Lognet has print protocol conversion, emulation technologies, and expertise in legacy data integration. Additionally, Lognet is also in the business of electronic bill presentment and payment (EBPP). EBPP is an electronic process for delivery of bills and bill-related documents over the Internet to consumer and business customers, and is creating an e-billing solution that enables billers to extract and convert legacy-billing data and distribute it over the Internet.

     The company, in acquiring all of the shares of common stock of Lognet will use the Lognet technology in the development of portal-based electronic statement presentment services and our ESP and on-site software solutions business.

     The Board of Directors of insci, as a part of the exchange agreement, appointed Yaron I. Eitan, as a member of the company's Board of Directors. Mr. Eitan is the founder and principal of Lognet and has also been an investor in Selway Partners LLC, a management company, engaged in advising technology companies.