Form 10QSB
period 2000-06-30
INSCI STATEMENTS COM CORP
filed 2000-08-14
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of
    1934 for the quarterly period ended: June 30, 2000

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

Yes   X     No
     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                             Outstanding August 11, 2000
-------------------                             -----------------------------
Common stock, par value $.01                             15,837,014

Transitional Small Business Disclosure Format (check one)
Yes         No  X
     ---       ---
                           insci-statements.com, corp.

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2000                     3

         Consolidated Statements of Operations for the Three Months         4
             Ended June 30, 2000 and 1999

         Consolidated Statements of Cash Flows for the Three Months         5
             Ended June 30, 2000 and 1999

         Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis or Plan of Operation          9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Change in Securities                                              13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

         Signature                                                         14

 PART I     FINANCIAL INFORMATION:

                           insci-statements.com, corp.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)
                                                              JUNE 30,
 ASSETS                                                         2000
                                                              --------
 Current assets:
       Cash and cash equivalents                              $  2,950
       Accounts receivable, net                                  2,767
       Inventory                                                   140
       Prepaid expenses and other                                  277
                                                              --------
         Total current assets                                    6,134
 Property & equipment, net                                       1,932
 Deposits                                                          147
 Goodwill and other intangible assets, net                       6,205
 Other assets                                                      670
                                                              --------
 Total assets                                                 $ 15,088
                                                              ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
       Bank line of credit                                    $    569
       Accounts payable                                          1,516
       Accrued expenses:
         Compensation                                              292
         Vacation                                                  357
         Incentive                                                 320
         Other                                                     902
       Other current liabilities                                   329
       Current portion of capital lease obligations                411
       Deferred revenue                                          1,516
                                                              --------
         Total current liabilities                               6,212
                                                              --------

 Capital lease obligations, net of current portion                 291
 Other liabilities                                                 225

 Stockholders' equity :
   Common stock                                                    158
   Preferred stock                                                   7
   Additional paid-in capital                                   46,630
   Deferred compensation                                          (303)
   Accumulated deficit                                         (38,097)
   Accumulated translation adjustment                              (35)
                                                              --------
         Total stockholders' equity                              8,360
                                                              --------
 Total liabilities and stockholders' equity                   $ 15,088
                                                              ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           insci-statements.com, corp
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                      2000           1999
                                                    --------       --------
Revenue
     Product                                        $  1,260       $    910
     Services                                          1,619          1,545
                                                    --------       --------
        Total revenue                                  2,879          2,455
                                                    --------       --------
Cost of revenue
     Product                                             289            353
     Services                                            898            717
                                                    --------       --------
        Total cost of revenue                          1,187          1,070
                                                    --------       --------
Gross margin                                           1,692          1,385
                                                    --------       --------
Expenses
     Sales and marketing                               1,233            850
     Product development                               1,662            688
     General and administrative                        1,165          1,183
                                                    --------       --------
        Total expenses                                 4,060          2,721
                                                    --------       --------

Loss from operations                                  (2,368)        (1,336)
                                                    --------       --------
Other expense
     Interest expense, net                                 -            (39)
     Other                                                (3)            (4)
                                                    --------       --------
        Total other expense                               (3)           (43)
                                                    --------       --------
Net loss                                              (2,371)        (1,379)

Preferred stock dividends                                (68)          (160)
                                                    --------       --------

Net loss applicable to common shares                $ (2,439)      $ (1,539)
                                                    ========       ========

Net loss per common share - basic and diluted       $  (0.17)      $  (0.19)
                                                    ========       ========

Weighted average common shares outstanding
   - basic and diluted                                13,999          8,100
                                                    ========       ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           insci-statements.com, corp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                           2000       1999
                                                         --------    --------
Cash flows from operating activities:
  Net loss                                               $ (2,371)   $ (1,379)
  Reconciliation of net loss to net cash
  used in operating activities:
    Depreciation and amortization                             354         116
    Amortization of deferred software costs                     -         283
    Stock options granted for services                         12         354
    Stock granted for incentive compensation                   10           -
    Changes in assets and liabilities:
      Accounts receivable                                     (79)       (232)
      Inventory                                                 1         (40)
      Prepaid expenses and other current assets              (242)        (90)
      Deposits                                                108           -
      Other assets                                             40          (8)
      Accounts payable                                        203        (205)
      Accrued and other liabilities                           405          35
      Deferred maintenance revenue                            370         (68)
                                                         --------    --------
Net cash used in operating activities                      (1,189)     (1,234)
                                                         --------    --------
Cash flows from investing activities:
    Additions to capitalized software development costs         -        (161)
    Additions to purchased software costs                       -        (235)
    Capital expenditures                                     (194)       (182)
    Cash acquired upon purchase of Lognet, net of
      acquisition costs                                     2,845           -
                                                         --------    --------
Net cash used in investing activities                       2,651        (578)
                                                         --------    --------
Cash flows from financing activities:
    Net repayments on bank line of credit                    (379)          -
    Repayments of capital lease obligations                  (116)         (2)
    Proceeds from convertible loans                             -         176
    Proceeds from issuance of common stock                      -         574
    Proceeds from exercise of options of common stock         107           -
    Foreign currency translation                              (35)          -
                                                         --------    --------
Net cash (used in) provided by financing activities          (423)        748
                                                         --------    --------
Net change in cash and cash equivalents                     1,039      (1,064)
Cash and cash equivalents at beginning of period            1,911       1,886
                                                         --------    --------
Cash and cash equivalents at end of period               $  2,950    $    822
                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                   $     35    $     50
Cash paid for income taxes                               $      -    $      -

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           insci-statements.com, corp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

     During the three months ended June 30, 2000 and June 30, 1999, the Company issued 322,974 and 721,164 shares, respectively, of its common stock for the conversion of its 8% convertible preferred stocks.

     During the three months ended June 30, 2000 and June 30, 1999, the Company issued 18,069 and 42,383 shares, respectively, of its 8% convertible redeemable preferred stock in payment of the dividends due on this stock.

     During the three months ended June 30, 2000, the Company issued 2,500,000 restricted shares of its common stock to acquire all of the common shares of Lognet 2000, Inc.

     During the three months ended June 30, 2000 and 1999, the Company acquired property and equipment under capital leases with values of $26,000 and $7,000, respectively.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           insci-statements.com, corp.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

     The financial statements included in this report have been prepared by insci-statements.com, corp., (the "Company" or "insci"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the:

1. Supplemental pro forma financial statements and notes thereto for the fiscal year ended March 31, 2000 included in the Company's 8-K/A filing on August 7, 2000.
2. Financial statements and notes thereto included in the Company's annual report on Form 10-KSB, filed on June 29, 2000, for the fiscal year ended March 31, 2000, and
3. The Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders filed with the Commission on July 27, 2000.

     In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations for the three months ended June 30, 2000 and 1999, and cash flows for the three months ended June 30, 2000 and 1999.

     The accompanying consolidated financial statements give effect to insci's acquisition of Lognet 2000, Inc. ("Lognet") on May 24, 2000, which has been accounted for by the purchase method of accounting. Accordingly, operating results for the three months ended June 30, 2000 and the Statements of Cash Flows for the three months ended June 30, 2000 include the results of Lognet subsequent to the date of acquisition.

     Additionally, the accompanying consolidated financial statements give retroactive effect to insci's acquisition of Internet Broadcasting Company, Inc. ("IBC") on December 10, 1999, which has been accounted for as a pooling of interests. Accordingly, operating results for the three months ended June 30, 1999 and the statement of cash flows for the three months ended June 30, 1999 include the combined actual historical results of IBC and insci. IBC had incurred losses prior to its acquisition by insci. These losses are included in the consolidated statements of operations.

     The accompanying financial statements also include the operations of insci and its wholly-owned subsidiaries, InfiniteSpace.com, Corp., our business-to-business electronic statement presentment application service provider located in Westborough, MA, and INSCI (UK) Limited, a product development center located in the United Kingdom. The INSCI (UK) Limited subsidiary is not financially significant to the consolidated results of the Company. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACQUISITIONS

     On May 24, 2000, the Company completed the acquisition of Lognet 2000, Inc. ("Lognet") in a stock for stock exchange. The Company issued 2,500,000 shares of its common stock in exchange for all outstanding common stock of Lognet. Lognet, a privately held company located in Totowa, New Jersey, and its wholly-owned subsidiary, Lognet Systems Ltd. located in Haifa, Israel, are in the PC-to-host and print connectivity industries, as well as the business of electronic bill presentment and payment (EBPP). The acquisition was accounted for by the purchase method of accounting.

     The preliminary purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation is based on the Company's estimates of respective fair values. The components of the purchase price and preliminary allocation are as follows:

     2,500,000 restricted shares of insci common stock                $8,438
     Debt assumed                                                        488
     Acquisition costs                                                   216
                                                                      ------
          Total consideration & acquisition costs                     $9,142
                                                                      ======

     Preliminary allocation of purchase price:
          Current assets                                              $3,319
          Property & equipment                                           172
          Other assets                                                   140
          Goodwill                                                     6,257
          Current liabilities                                           (522)
          Other liabilities                                             (224)
                                                                      ------
          Total                                                       $9,142
                                                                      ======

     The excess of consideration paid over the fair market value of net assets (goodwill) will be amortized over ten years, its estimated useful life.

     On December 10, 1999, the Company completed the acquisition of Internet Broadcasting Company, Inc. ("IBC") in a stock for stock exchange. The Company issued 1,000,000 shares of its common stock in exchange for all outstanding common stock of IBC. Additionally, all vested and unvested IBC stock options were exchanged for similar insci stock options. IBC, a privately held company located in Pompano Beach, Florida, is a developer and provider of proprietary technology for the secure delivery of financial documents. The acquisition was accounted for as a pooling of interests, and, accordingly, the financial statements for periods prior to the combination have been restated to include the accounts and results of operations of IBC.

LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share since the inclusion of stock options, warrants and convertible securities would be antidilutive. For the three months ended June 30, 2000 and June 30, 1999, 7,620,071 and 10,139,000 stock options, warrants and convertible securities were excluded because their effect would be antidilutive.

ISSUANCE OF COMMON STOCK

     On May 24, 2000, 2,500,000 restricted shares of common stock were issued in exchange for all of the common stock of Lognet 2000, Inc.

     During the three months ended June 30, 2000, options were exercised to purchase 50,333 shares of common stock for $107,000. Additionally, 297,122 shares of preferred stock were converted into 322,974 shares of common stock.

CONTINGENCIES

     None

CREDIT FACILITY

     On July 16, 1999, the Company executed an Agreement ("Agreement") with Silicon Valley Bank ("SVB") to renew its bank line of credit. The terms of this Agreement provided for a $1,500,000 working capital credit facility for a term of one year. The terms further provided for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which was secured by a lien, was comprised of all Company assets. The rate of interest to be paid to SVB was prime plus one percent. This Agreement expired on June 25, 2000. Upon expiration of the Agreement, the Company had no borrowings outstanding against this credit facility. The Company is currently discussing the terms of a new line of credit with SVB and expects to have this line in place within the next forty-five days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     During the second half of our last fiscal year, ending March 31, 2000 we established InfiniteSpace.com, Corp (Infinite), our business-to-business, electronic statement presentment application service provider (ASP), as a separate wholly-owned subsidiary. The initial focus of this start-up operation is to provide electronic statement presentment services to the financial services industry, a sector where we currently do approximately 60% of our business. Infinite will also introduce a range of innovative new ASP based products for the rapidly emerging electronic statement/bill presentment market to service the business-to-business needs of other industries.

     Revenues for Infinite are based upon recurring transaction charges for archiving, retrieving, viewing, presenting and transmitting electronic statements and bills over the Internet. We believe that the market for our ASP services is large and that the potential long term revenue stream from Infinite is significant and will grow more rapidly than our traditional software products business. Due to the start-up nature of this operation, we anticipate that Infinite will incur losses during our current fiscal year. The following table reflects the impact of Infinite on the consolidated operating results of the Company for the quarter ended June 30, 2000:

     insci-statements.com, corp. (parent company)
               Revenues                                              $ 2,879
               Net (loss)                                               (542)

     InfiniteSpace.com, Corp.
               Net (loss)                                             (1,829)

     Consolidated net (loss)                                          (2,371)

     COMPARISON OF RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                      2000       1999
                                                      ----       ----

     Revenue                                             %           %
                                                      ----       ----
          Product                                       44         37
          Services                                      56         63
                                                      ----       ----
            Total revenue                              100        100
     Cost of revenue
          Product                                       10         14
          Services                                      31         29
                                                      ----       ----
            Total cost of revenue                       41         43
                                                      ----       ----
     Gross margin                                       59         57
     Expenses
          Sales and marketing                           43         35
          Product development                           58         28
          General and administrative                    40         48
                                                      ----       ----
            Total expenses                             141        111
                                                      ----       ----

     Income (loss) from operations                     (82)       (54)

     Other expense, net                                  -         (2)
                                                      ----       ----
     Net income (loss)                                 (82)       (56)
                                                      ====       ====

THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999:

REVENUE

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

     Revenues for the quarter ended June 30, 2000 (the "current quarter") totaled $2,879,000 and increased by 17% compared to revenues of $2,455,000 for the quarter ended June 30, 1999. This increase reflects higher demand in the software marketplace as customers normalize purchases that were slowed last year due to Y2K concerns. Revenues for Infinite for the current quarter were not material.

     Product revenue was $1,260,000 for the current quarter and increased by 38% compared to product revenue of $910,000 for the same quarter last year. Demand for our products for electronic archiving is increasing as our customers increase their needs for storing and transmitting documents over the Internet. Services revenue totaled $1,619,000 for the current quarter and increased by five percent compared to $1,545,000 for the same period last year, reflecting higher demand for our professional services combined with increased maintenance revenue from our growing installed base.

         For the quarter ended June 30, 2000 we received in excess of ten percent of our total revenues from Xerox Corporation, one of our strategic sales partners. A decline in revenues from this sales partner in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

     Gross margin for the quarter ended June 30, 2000 was $1,692,000 and increased 22% compared to gross margin of $1,385,000 for the same quarter last year. Gross margin as a percent of revenues was 59% for the current quarter compared to 57% for the same quarter last year. This increase is primarily the result of a higher proportional increase in product revenues, which have higher gross margins than services revenues.

SALES AND MARKETING

     Sales and marketing expenses for the quarter ended June 30, 2000 were $1,233,000 and increased by 45%, compared to expenses of $850,000 for the quarter ended June 30, 1999. This increase reflects Infinite start-up expenses for its selling organization and marketing activities. We plan to make continued investments in Infinite's sales organization during our current fiscal year in order to realize expected future revenue growth from the ASP marketplace.

PRODUCT DEVELOPMENT

     Product development expenses for the quarter ended June 30, 2000 were $1,662,000 and increased by 142% compared to $688,000 for the same quarter last year. Expenditures for the June 2000 quarter reflect additional product development expenses for InfiniteSpace in the amount of $527,000 resulting from our acquisitions of Internet Broadcasting Company in December 1999 and Lognet in May 2000. The product development expenses of these operations are included in Infinite's expenses. Both of these operations have products and expertise to address our strategic direction of providing products for the rapidly growing ASP market for back office e-commerce support for document archiving and Internet delivery.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $1,165,000 for the quarter ended June 30, 2000 and decreased by 2% compared to $1,183,000 for the same quarter last year. There were no material changes in overall general and administrative expenses.

OTHER EXPENSE

     Other expense for the quarter ended June 30, 2000 was $3,000 compared to other expense of $43,000 for the same quarter last year. Other expense for last year's quarter includes $39,000 of interest expense for IBC.

NET LOSS

     Net loss for the quarter ended June 30, 2000 was $2,371,000 compared to a net loss of $1,379,000 for the same quarter last year. The loss for the June 2000 quarter includes a loss of $1,829,000 for Infinite, our start-up subsidiary addressing the ASP market.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had $2,950,000 of cash and working deficit of $78,000 in comparison to $822,000 of cash and working capital of $137,000 as of June 30, 1999. Accounts receivable were $2,767,000 with weighted days outstanding of 59 as of June 30, 2000 compared to receivables of $3,269,000 with weighted days outstanding of 65 as of June 30, 1999.

The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                               2000       1999
                                                             -------    -------
Cash provided by (used in)
       Operating activities                                  $(1,189)   $(1,234)
       Investing activities                                    2,651       (578)
       Financing activities                                     (423)       748
                                                             -------    -------
           Increase(decrease) in cash and cash equivalents   $ 1,039    $(1,064)
                                                             =======    =======

Cash and cash equivalents at end of period                   $ 2,950    $   822

     On July 16, 1999, the Company executed an Agreement ("Agreement") with Silicon Valley Bank ("SVB") to renew its bank line of credit. The terms of this Agreement provided for a $1,500,000 working capital credit facility for a term of one year. The terms further provided for working capital advances up to seventy five percent of the Company's eligible domestic accounts receivable under ninety days from invoice date. Collateral for the line, which was secured by a lien, was comprised of all Company assets. The rate of interest to be paid to SVB was prime plus one percent. This agreement expired on June 25, 2000. Upon expiration of the Agreement, the Company had no borrowings outstanding against this credit facility. The Company is currently discussing the terms of a new line of credit with SVB and expects to have this line in place within the next forty-five days.

     The Company is now in discussions to secure additional sources of capital, such as additional equity offerings and the above mentioned credit facility, which are necessary to fund our currently proposed activities for future periods. There can be no assurances, however, that we will be successful in obtaining funds from any such sources. If additional funds are raised by issuance of equity securities, dilution to our stockholders may result. If additional funds are not available, we will be required to modify execution of our business plan.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

     With the exception of historical information, the matters discussed in this report are "forward looking statements" as the term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. While we believe that our strategic plan is on target and the business outlook remains strong, several important factors, many of which are beyond our control, have been identified which could cause results to differ materially from historical, planned, implied or predicted results. While we have achieved an operating income in some past quarters, we historically have been unable to generate sales volumes necessary to achieve profitability on a sustained basis. We have experienced, and may in the future experience, significant quarter to quarter fluctuations in revenues and the results of operations. Such fluctuations may result in volatility in the market price of our Common Stock.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended June 30, 2000.

ITEM 2. CHANGE IN SECURITIES

     On April 4, 2000, the Company entered into a Rights Agreement with First Union National Bank, as the rights agent whereby the Board of Directors of the Company declared a dividend distribution of one common share purchase right (a "Right") for each outstanding share of common stock of the Company. The dividend was payable on April 19, 2000 to stockholders of record on that date. Subject to certain exceptions contained in the Rights Plan, should a person or entity became the beneficial owner of 15% or more of the Company's outstanding common stock, each Right (other than those held by the new 15% shareholder) would be exercisable to purchase that number of shares of the Company's common stock having, at the time, a market value equal to 2 times the current exercise price. The exercise price will initially be $47.00 per Right, subject to adjustment for certain events. The Rights expire on April 4, 2010 (unless previously triggered) and/or subject to redemption by the Board of Directors of the Company at $.001 per Right at any time prior to the first date upon which they become exercisable. A copy of the Rights Agreement was previously filed as an exhibit to Form 8-K dated April 7, 2000.

     Additionally, on May 24, 2000, the Company and its wholly-owned subsidiary InfiniteSpace.com, Corp. aquired all the issued and outstanding common stock from the stockholders of a Company known as Lognet 2000, Inc. The shareholders of Lognet exchanged all the issued and outstanding stock of Lognet for a pro rata aggregate of 2.5 million restricted shares of insci-statements common stock. The former stockholders of Lognet were granted registration rights for their shares in the Company. A copy of the Shares Exchange Agreement was previously filed as an exhibit to Form 8-K dated June 8, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        This item is not applicable.

ITEM 5. OTHER INFORMATION

        This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS.

            Exhibit 27, Financial Data Schedule

        (B) REPORTS ON FORM 8-K.

            A report of Form 8-K, dated April 7, 2000 was filed by the Company on April 7, 2000 regarding the adoption of a rights agreement.

            A report of Form 8-K, dated May 24, 2000 was filed by the Company on June 8, 2000 regarding the acquisition of Lognet 2000, Inc.

            A report of Form 8-K/A, dated May 24, 2000 was filed by the Company on August 7, 2000 as a supplement to the Form 8-K dated the same day, regarding submission of supplemental financial statements for the acquisition of Lognet 2000, Inc.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    insci-statements.com, corp

Date:  August 11, 2000          By: /S/ ROGER C. KUHN
                                    ------------------------------------------
                                    Roger C. Kuhn
                                    Vice President and Chief Financial Officer