Form 10QSB
period 2000-09-30
INSCI STATEMENTS COM CORP
filed 2000-11-13
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of
    1934 for the quarterly period ended: September 30, 2000

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

Yes   X     No
     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                             Outstanding November 7, 2000
-------------------                             ----------------------------
Common stock, par value $.01                             15,884,129

Transitional Small Business Disclosure Format (check one)
Yes         No  X
     ---       ---
                         insci-statements.com, corp.

                                    INDEX

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet as of September 30, 2000              3

            Consolidated Statements of Operations for the Three Months
              and Six Months Ended September 30, 2000 and 1999               4

            Consolidated Statements of Cash Flows for the Six Months
              Ended September 30, 2000 and 1999                              5

            Notes to Financial Statements                                    7

Item 2.     Management's Discussion and Analysis or Plan of Operation        8

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               14

Item 2.     Change in Securities                                            14

Item 3.     Defaults Upon Senior Securities                                 14

Item 4.     Submission of Matters to a Vote of Security Holders             14

Item 5.     Other Information                                               14

Item 6.     Exhibits and Reports on Form 8-K                                14

            Signature                                                       15

PART I  FINANCIAL INFORMATION:

                           insci-statements.com, corp.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)
                                                                  SEPTEMBER 30,
                                                                      2000
                                                                  -------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $ 1,069
    Accounts receivable, net                                          2,335
    Inventory                                                           166
    Prepaid expenses and other                                          265
                                                                    -------
      Total current assets                                            3,835
Property & equipment, net                                             1,010
Deposits                                                                124
Other assets                                                            714
                                                                    -------
Total assets                                                        $ 5,683
                                                                    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit                                             $   832
    Accounts payable                                                  2,067
    Accrued expenses:
      Compensation                                                    1,283
      Vacation                                                          288
      Other                                                           1,145
    Other current liabilities                                           404
    Current portion of capital lease obligations                        414
    Deferred revenue                                                  1,772
                                                                    -------
      Total current liabilities                                       8,205
                                                                    -------

Capital lease obligations, net of current portion                       188
Other liabilities                                                       165

Stockholders' equity :
  Preferred stock                                                         7
  Common stock                                                          159
  Additional paid-in capital                                         46,614
  Deferred compensation                                                (216)
  Accumulated deficit                                               (49,387)
  Cumulative translation adjustment                                     (52)
                                                                    -------
    Total stockholders' deficit                                      (2,875)
                                                                    -------
Total liabilities and stockholders' deficit                         $ 5,683
                                                                    =======

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          insci-statements.com, corp
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share amounts)
                                                  (unaudited)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                      2000           1999            2000          1999
                                                    --------       --------        --------      --------
Revenue
    Product                                         $    972       $  2,013        $  2,232      $  2,923
    Services                                           1,534          1,857           3,153         3,402
                                                    --------       --------        --------      --------
      Total revenue                                    2,506          3,870           5,385         6,325
                                                    --------       --------        --------      --------
Cost of revenue
    Product                                              235            637             525           990
    Services                                             941            641           1,838         1,358
                                                    --------       --------        --------      --------
      Total cost of revenue                            1,176          1,278           2,363         2,348
                                                    --------       --------        --------      --------
Gross margin                                           1,330          2,592           3,022         3,977
                                                    --------       --------        --------      --------
Expenses
    Sales and marketing                                  939          1,091           2,015         1,941
    Product development                                1,937            694           3,754         1,382
    General and administrative                         1,181          1,106           2,348         2,295
    Non-recurring expenses:
      Restructuring charge                             8,516           --             8,516          --
                                                    --------       --------        --------      --------
      Total expenses                                  12,573          2,891          16,633         5,618
                                                    --------       --------        --------      --------
Loss from operations                                 (11,243)          (299)        (13,611)       (1,641)
                                                    --------       --------        --------      --------
Other income (expense)
    Interest income (expense), net                         7            (12)              7           (51)
    Other                                                 14             (1)             11             1
                                                    --------       --------        --------      --------
      Total other income (expense)                        21            (13)             18           (50)
                                                    --------       --------        --------      --------
Net loss                                             (11,222)          (312)        (13,593)       (1,691)
Preferred stock dividends                                (70)          (143)           (138)         (303)
                                                    --------       --------        --------      --------
Net loss applicable to common shares                $(11,292)      $   (455)       $(13,731)     $ (1,994)
                                                    ========       ========        ========      ========
Net loss per common share - basic and diluted       $  (0.72)      $  (0.05)       $  (0.93)     $  (0.23)
                                                    ========       ========        ========      ========
Weighted average common shares outstanding -
  basic and diluted                                   15,591          9,251          14,799         8,679
                                                    ========       ========        ========      ========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           insci-statements.com, corp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         2000         1999
                                                       --------     --------
Cash flows from operating activities:
  Net loss                                             $(13,593)    $ (1,691)
  Reconciliation of net loss to net cash
  used in operating activities:
    Depreciation and amortization                           879          247
    Restructuring charge                                  8,516         --
    Amortization of deferred software costs                --            597
    Non cash stock compensation                            (137)         697
    Changes in assets and liabilities:
      Accounts receivable                                   353       (1,267)
      Inventory                                             (44)        --
      Prepaid expenses and other current assets            (230)         (65)
      Deposits                                              120         --
      Other assets                                           15         (153)
      Accounts payable                                      604         (466)
      Accrued and other liabilities                        (149)         397
      Deferred maintenance revenue                          626           78
                                                       --------     --------
Net cash used in operating activities                    (3,040)      (1,626)
                                                       --------     --------
Cash flows from investing activities:
  Additions to capitalized software development costs      --           (339)
  Additions to purchased software costs                    --           (428)
  Capital expenditures                                     (399)        (260)
  Cash acquired upon purchase of Lognet, net of
    acquisition costs                                     2,845         --
                                                       --------     --------
Net cash used in investing activities                     2,446       (1,027)
                                                       --------     --------
Cash flows from financing activities:
  Net repayments on bank line of credit                    (116)         (50)
  Repayments of capital lease obligations                  (216)        --
  Proceeds from convertible loans                          --            151
  Proceeds from issuance of common stock                   --          1,949
  Proceeds from exercise of options of common stock         136         --
                                                       --------     --------
Net cash (used in) provided by financing activities        (196)       2,050
                                                       --------     --------
Effect of exchange rate changes on cash                     (52)        --
Net change in cash and cash equivalents                    (842)        (603)
Cash and cash equivalents at beginning of period          1,911        1,892
                                                       --------     --------
Cash and cash equivalents at end of period             $  1,069     $  1,289
                                                       ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                 $     69     $     72
Cash paid for income taxes                             $   --       $   --

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           insci-statements.com, corp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

      During the six months ended September 30, 2000 and September 30, 1999, the Company issued 328,322 and 944,084 shares, respectively, of its common stock for the conversion of its 8% and 10% convertible preferred stocks.

      During the six months ended September 30, 2000 and September 30, 1999, the Company issued 46,024 and 80,570 shares, respectively, of its 8% convertible redeemable preferred stock in payment of the dividends due on this stock.

      During the six months ended September 30, 2000, the Company issued 2,500,000 restricted shares of its common stock to acquire all of the common shares of Lognet 2000, Inc.

      During the six months ended September 30, 2000 and 1999, the Company acquired property and equipment under capital leases with values of $26,000 and $10,000, respectively.

      During the six months ended September 30, 2000 and 1999, the Company acquired software program rights in exchange for 40,000 shares and 125,000 shares, respectively, of its common stock.

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

      In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations for the six months ended September 30, 2000 and 1999, and cash flows for the six months ended September 30, 2000 and 1999.

      The accompanying consolidated financial statements give effect to insci's acquisition of Lognet 2000, Inc. ("Lognet") on May 24, 2000, which has been accounted for by the purchase method of accounting. Accordingly, operating results for the six months ended September 30, 2000 and the Statements of Cash Flows for the six months ended September 30, 2000 include the results of Lognet subsequent to the date of acquisition.

      Additionally, the accompanying consolidated financial statements give retroactive effect to insci's acquisition of Internet Broadcasting Company, Inc. ("IBC") on December 10, 1999, which has been accounted for as a pooling of interests. Accordingly, operating results for the six months ended September 30, 1999 and the statement of cash flows for the six months ended September 30, 1999 include the combined actual historical results of IBC and insci. IBC had incurred losses prior to its acquisition by insci. These losses are included in the consolidated statements of operations.

      The accompanying financial statements also include the operations of insci and its wholly-owned subsidiaries, InfiniteSpace.com, Corp. ("InfiniteSpace") located in Westborough, MA, and INSCI (UK) Limited, a product development center located in the United Kingdom. The INSCI (UK) Limited subsidiary is not financially significant to the consolidated results of the Company. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

      Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share since the inclusion of stock options, warrants and convertible securities would be antidilutive. For the six months ended September 30, 2000 and September 30, 1999, 7,145,153 and 9,755,863 stock options, warrants and convertible securities were excluded because their effect would be antidilutive.

ISSUANCE OF COMMON STOCK

      On May 24, 2000, 2,500,000 restricted shares of common stock were issued in exchange for all of the common stock of Lognet 2000, Inc.

      During the six months ended September 30, 2000, options were exercised to purchase 81,100 shares of common stock for $136,000. Additionally, 302,042 shares of preferred stock were converted into 328,322 shares of common stock.

CONTINGENCIES

      None

CREDIT FACILITY

      On September 27, 2000 we executed a one-year accounts receivable financing Agreement ("Agreement") with Silicon Valley Bank ("SVB"). The terms of this Agreement provide for the purchase of up to $1,500,000 of our eligible accounts receivables at an advance rate not to exceed 80% of the these receivables. The rate of interest to be paid to SVB is prime plus 3%, plus a handling fee of 0.75% of average monthly advances outstanding. Collateral for this Agreement was secured by a lien of all of the Company's assets. The Agreement has covenants that require the Company to close on $1,500,000 of funding by November 30, 2000 and to maintain minimum liquidity of $750,000 per month.

RESTRUCTURING CHARGE

      As a result of our strategic redirection, we have discontinued InfiniteSpace, reduced operating expenses and written-off the IBC and Lognet 2000 acquisitions. These write-offs and the costs of closing InfiniteSpace, along with other costs associated with the realignment of the Company's strategy, have been charged to the operating results for the quarter ended September 30, 2000. The major components of this restructuring charge are as follows:

1. Write-off of $6,048,000 for Lognet 2000 goodwill, which was accounted for under the purchase method of accounting for business combination.
2. Provision in the amount of $2,468,000 for restructuring which reflects future severance payments and other expenses associated with the shut down of InfiniteSpace and its data center.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      During the second half of our last fiscal year, ending March 31, 2000 we established InfiniteSpace.com, Corp ("InfiniteSpace"), a business-to-business, electronic statement presentment application service provider (ASP), as a separate wholly-owned subsidiary. The focus of InfiniteSpace has been to provide electronic statement presentment services to the financial services industry. We subsequently completed two acquisitions to add to the resources of InfiniteSpace, the Internet Broadcasting Company (IBC) and Lognet 2000. The operating results of these acquisitions are included in the operating results of InfiniteSpace.

      Our operating plan for InfiniteSpace was based upon the Company raising additional equity financing to fund our ASP strategy. Because we have not been able to secure additional equity financing required to continue InfiniteSpace, we have discontinued this business strategy although we still plan to be in the ASP business. We believe we can continue to work in the ASP segment without the investment requirements of creating our own data centers and related infrastructure. We will also continue to focus on our traditional business of providing the ESP+ Solutions Suite(TM) and professional services to customers requiring on-site solutions.

      As a result of our strategic redirection, we have discontinued InfiniteSpace operations, reduced operating expenses and written-off the IBC and Lognet 2000 acquisitions. These write-offs and the costs of closing InfiniteSpace, along with other costs associated with the realignment of the Company's strategy, have been charged to the operating results for the second fiscal quarter ended September 30, resulting in a substantial loss for the quarter. In conjunction with our revised strategy, we anticipate completing arrangements for $2 million in convertible debt financing from Selway Partners, LLC and CIP Capital, L.P. which we believe provides sufficient financial resources to meet our foreseeable working capital needs. As of November 7, 2000, $500,000 of this debt financing has been funded to us.

COMPARISON OF RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                     SEGMENTS AS PERCENT OF TOTAL REVENUE
                                   -----------------------------------------
                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                     2000      1999          2000      1999
                                     ----      ----          ----      ----

Revenue                                %         %             %         %
                                     ----      ----          ----      ----
    Product                            39        52            41        46
    Services                           61        48            59        54
                                     ----      ----          ----      ----
      Total revenue                   100       100           100       100
Cost of revenue
    Product                             8        16            10        16
    Services                           38        17            34        21
                                     ----      ----          ----      ----
      Total cost of revenue            46        33            44        37
                                     ----      ----          ----      ----
Gross margin                           54        67            56        63
Expenses
    Sales and marketing                37        28            37        31
    Product development                77        18            70        22
    General and administrative         47        29            44        36
    Non-recurring expenses:
      Restructuring charge            340       --            158       --
                                     ----      ----          ----      ----
      Total expenses                  501        75           309        89
                                     ----      ----          ----      ----
Income (loss) from operations        (447)       (8)         (253)      (26)
Other expense, net                     (1)      --              1        (1)
                                     ----      ----          ----      ----
Net income (loss)                    (448)       (8)         (252)      (27)
                                     ====      ====          ====      ====

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

REVENUE

      We develop, sell, install and support electronic document repository software with integrated internet, imaging, workflow, print-on-demand, electronic distribution for the enterprise level (high volume production) market. Sales to end-users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. We sell our products through a combination of a direct sales force and indirectly through VARs, distributors and sales alliances with companies including Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

      Revenues for the three months ended September 30, 2000 (the "current period") totaled $2,506,000 and decreased by 35% compared to revenues of $3,870,000 for the three months ended September 30, 1999.

      Product revenue was $972,000 for the current period and decreased by 49% compared to product revenue of $2,013,000 for the same period last year. Services revenue totaled $1,534,000 for the current period and decreased by 17% compared to $1,857,000 for the same period last year. Decreases in both product and services revenues reflect the impact of diverting selling efforts to InfiniteSpace activities during the quarter. Revenues for InfiniteSpace were not material for the periods reported.

      For the quarter ended September 30, 2000, we received in excess of ten percent of our total revenues from Unisys Corporation, one of our strategic sales partners. A decline in revenues from this sales partner in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

      Gross margin for the three months ended September 30, 2000 was $1,330,000 and decreased 48%, compared to gross margin of $2,592,000 for the same period last year. Gross margin as a percent of revenues was 54% for the current period, compared to 67% for the same period last year. This decrease is primarily the result of the decrease in product revenues, which have higher gross margins than services revenues.

SALES AND MARKETING

      Sales and marketing expenses for the three months ended September 30, 2000 were $939,000 and decreased by 14%, compared to expenses of $1,091,000 for the period ended September 30, 1999. This decrease relates to lower sales commissions based on sales volume in the current quarter. We anticipate that due to the discontinuation of InfiniteSpace, sales and marketing expenses will decrease over the next two quarters.

PRODUCT DEVELOPMENT

      Product development expenses for the three months ended September 30, 2000 were $1,937,000 and increased by 179% compared to $694,000 for the same period last year. Expenditures for the September 2000 period reflect product development expenses for InfiniteSpace in the amount of $754,000 resulting from our acquisitions of IBC in December 1999 and Lognet in May 2000. Due to the discontinuation of InfiniteSpace, product development expenses are anticipated to decrease over the next two quarters.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $1,181,000 for the three months ended September 30, 2000 and increased by 7%, compared to $1,106,000 for the same period last year, reflecting administrative infrastructure additions to InfiniteSpace. Due to the discontinuation of InfiniteSpace, general and administrative expenses are expected to decrease over the next two quarters.

RESTRUCTURING CHARGE

      As a result of our strategic redirection, we have discontinued InfiniteSpace, reduced operating expenses and written-off the IBC and Lognet 2000 acquisitions. These write-offs and the costs of closing InfiniteSpace, along with other costs associated with the realignment of the Company's strategy, have been charged to the operating results for the quarter ended September 30, 2000. The major components of this restructuring charge are as follows:

1. Write-off of $6,048,000 for Lognet 2000 goodwill, which was accounted for under the purchase method of accounting for business combination.
2. Provision in the amount of $2,468,000 for restructuring which reflects future severance payments and other expenses associated with the shut down of InfiniteSpace and its data center.

OTHER INCOME (EXPENSE)

      Other income (expense) for the three months ended September 30, 2000 was $21,000 compared to other expense of $13,000 for the same period last year. Other expense for last year's period includes $20,000 of interest expense for IBC.

NET LOSS

      Net loss for the three months ended September 30, 2000 was $11,222,000 compared to a net loss of $312,000 for the same period last year. The major segments of the current quarter's loss are:

         insci net loss                         $ 1,219,000
         InfiniteSpace net loss                 $ 1,487,000
         Restructure charge                     $ 8,516,000
                                                -----------
               Total                            $11,222,000

SIX MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999:

REVENUE

      Revenues for the six months ended September 30, 2000 (the "current period") totaled $5,385,000 and decreased by 14%, compared to revenues of $6,325,000 for the six months ended September 30, 1999.

      Product revenue for the six month period was $2,232,000 and decreased by 23% compared to product revenue of $2,923,000 for the same period last year. Services revenue totaled $3,153,000 for the current period and decreased by 7%, compared to $3,402,000 for the same period last year. Decreases in both product and services revenues reflect the impact of diverting selling efforts to InfiniteSpace activities during the current period. Revenues for InfiniteSpace were not material for the periods reported.

      For the six months ended September 30, 2000 we received in excess of ten percent each of our total revenues from Xerox Corporation and Unisys Corporation, two of our strategic sales partners. A decline in revenues from these sales partners in future quarters could materially effect the revenues and operating results of the Company.

GROSS MARGIN AND COST OF REVENUE

      Gross margin for the six months ended September 30, 2000 was $3,022,000 and decreased 24% compared to gross margin of $3,977,000 for the same period last year. Gross margin as a percent of revenues was 57% for the current period compared to 63% for the same period last year. This decrease is primarily the result of the decrease in product revenues, which have higher gross margins than services revenues.

SALES AND MARKETING

      Sales and marketing expenses for the six months ended September 30, 2000 were $2,015,000 and increased by 4%, compared to expenses of $1,941,000 for the same period last year. This increase reflects current period increase of expenses for InfiniteSpace. Due to the discontinuation of InfiniteSpace, sales and marketing expenses are expected to decrease over the next two quarters.

PRODUCT DEVELOPMENT

      Product development expenses for the six months ended September 30, 2000 were $3,754,000 and increased by 172% compared to $1,382,000 for the same period last year. Expenditures for the September 2000 period reflect product development expenses for InfiniteSpace in the amount of $1,435,000 resulting from our acquisitions of IBC and Lognet. Due to the discontinuation of InfiniteSpace, product development expenses are expected to decrease over the next two quarters.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $2,348,000 for the six months ended September 30, 2000 and increased by 2%, compared to $2,295,000 for the same period last year, reflecting administrative infrastructure additions to InfiniteSpace. Due to the discontinuation of InfiniteSpace, general and administrative expenses are expected to decrease over the next two quarters.

RESTRUCTURING CHARGE

      The restructuring charge was made during the quarter ended September 30, 2000. Refer to prior discussion of the quarter operating results.

OTHER INCOME (EXPENSE)

      Other income (expense) for the six months ended September 30, 2000 was $18,000 compared to other expense of $50,000 for the same period last year. Other expense for last year's period includes $70,000 of interest expense for IBC.

NET LOSS

      Net loss for the six months ended September 30, 2000 was $13,593,000 compared to a net loss of $1,641,000 for the same period last year. The major segments of the loss for the six months ended September 30, 2000 are:

         insci net loss                        $ (1,763,000)
         InfiniteSpace net loss                $ (3,314,000)
         Restructure charge                    $ (8,516,000)
                                               ------------
               Total                           $(13,593,000)

FORWARD LOOKING COMMENTS

      We believe that opportunities for future revenue growth to increase future revenues and achieve profitability are best served by addressing the rapidly expanding market for Internet based statement/bill presentment services, digital document repository and electronic commerce. We are addressing this market by continuing to license software and provide services for on-site solutions combined with providing ASP enabling technology to customers running their own data centers. We have restructured our business to eliminate the large cash expenditures of running our own data center and a separate subsidiary, thus enabling us to reduce operating expenses and cash requirements. We are not able to predict, however, when and to what degree future revenue increases from our Internet based products may occur. In addition, the long sales cycle associated with our products and market, combined with the large dollar value of many customer orders, which may or may not be received in a given quarter, can result in quarter-to-quarter revenue volatility.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000, the Company had $1,069,000 of cash and working deficit of $4,370,000 in comparison to $1,289,000 of cash and working capital of $1,265,000 as of September 30, 1999. Accounts receivable were $2,335,000 of September 30, 2000 compared to receivables of $4,292,000 as of September 30, 1999.

The Company's cash flows are summarized below for the periods indicated: (in thousands)

                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                         2000        1999
                                                         ----        ----
Cash provided by (used in)
  Operating activities                                 $(3,040)    $(1,626)
  Investing activities
                                                         2,446      (1,027)
  Financing activities                                    (196)      2,050
                                                       -------     -------
    Increase(decrease) in cash and cash equivalents    $  (842)    $  (603)
                                                       -------     -------

Cash and cash equivalents at end of period             $ 1,069     $ 1,289

      On September 27, 2000 we executed a one-year accounts receivable financing Agreement ("Agreement") with Silicon Valley Bank ("SVB"). The terms of this Agreement provide for the purchase of up to $1,500,000 of our eligible accounts receivables at an advance rate not to exceed 80% of the these receivables. The rate of interest to be paid to SVB is prime plus 3% , plus a handling fee of 0.75% of average monthly advances outstanding. Collateral for this Agreement was secured by a lien of all of the Company's assets. The Agreement has covenants that require the Company to secure a minimum of $1,500,000 of funding by November 15, 2000 and to maintain minimum liquidity of $750,000 per month. We had borrowings outstanding against this credit facility the amount of $151,260 at September 30, 2000.

      We have signed a term sheet to secure an additional $2 million in convertible debt financing and are currently in the process of finalizing the terms of this financing. Upon execution of final documentation, we will disclose the specific terms of this financing. This financing may result in dilution to our stockholders. Until final documentation is executed, there can be no assurances that we will complete this financing or be successful in obtaining funds from any other sources. We believe that this financing in addition to our accounts receivable financing, combined with the discontinuation of InfiniteSpace and the other expense reductions we have made provides sufficient financial resources to meet our foreseeable working capital needs. If additional funds are not available, we will be required to modify execution of our business plan. As of November 7, 2000, $500,000 of this debt financing has been funded to us.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the six months ended September 30, 2000.

ITEM 2.  CHANGE IN SECURITIES

         This item is not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This item is not applicable.

ITEM 5.  OTHER INFORMATION

      The Company has announced that it has named Lori R. Frank, President and Chief Executive Officer effective November 7, 2000. E. Ted Prince resigned as Chairman and CEO and is remaining a director. Additionally, the Company has announced that effective November 7, 2000, Yoav M. Cohen, Chief Operating Officer of Selway Partners, LLC, a shareholder of the Company, has been appointed to the Board and will become its Chairperson. In addition to Mr. Cohen's appointment, the Company also announced that Mr. Glenn W. Sturm the Corporate Chairman and Managing Partner of the Securities Practice at Nelson Mullins Riley & Scarborough, LLP and Mr. Bahram Yusefzadeh, founder and Chief Executive Officer of Phoenix International have been appointed to the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS.

             Exhibit 27, Financial Data Schedule

         (B) REPORTS ON FORM 8-K.

             A report on Form 8-K dated August 31, 2000 was filed on September 14, 2000 regarding the appointment of Ms. Susan Bergin as Chief Accounting Officer of the Company and the retirement of Mr. Roger Kuhn as Chief Financial Officer.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           insci-statements.com, corp

Date:  November 14, 2000             By:   /S/ E. Ted Prince
                                           ------------------------------------
                                           E. Ted Prince
                                           Director by special resolution
                                           of the board