Form 10QSB
period 2000-12-31
INSCI STATEMENTS COM CORP
filed 2001-02-14
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of
    1934 for the quarterly period ended: December 31, 2000

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange
    Act of 1934 for the transition period from _____________ to _______________

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

Yes   X      No
     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                             Outstanding February 9, 2001
-------------------                             ----------------------------
Common Stock, par value $.01                              16,029,735

Transitional Small Business Disclosure Format (check one)
Yes         No  X
     ---       ---

                           INSCI-STATEMENTS.COM, CORP.

                                      INDEX

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of December 31, 2000                     3

        Consolidated Statements of Operations for the Three Months
          and Nine Months Ended December 31, 2000 and 1999                     4

        Consolidated Statements of Cash Flows for the Nine Months              5
          Ended December 31, 2000 and 1999

        Notes to Financial Statements                                          7

Item 2. Management's Discussion and Analysis or Plan of Operation              9


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Change in Securities                                                  16

Item 3. Defaults Upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      17

        Signature                                                             17

 PART I     FINANCIAL INFORMATION:

                          INSCI-STATEMENTS.COM, CORP.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)
                                                                    DECEMBER 31,
 ASSETS                                                                2000
                                                                    ------------
 Current assets:
      Cash and cash equivalents                                       $   712
      Accounts receivable, net                                          2,707
      Inventory                                                            95
      Prepaid expenses and other current assets                           159
                                                                      -------
        Total current assets                                            3,673
 Property & equipment, net                                                854
 Other assets                                                             709
                                                                      -------
 Total assets                                                         $ 5,236
                                                                      =======
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
      Bank lines of credit                                            $   812
      Accounts payable                                                  1,715
      Accrued expenses and other current liabilities                    2,541
      Current portion of capital lease obligations                        416
      Deferred revenue                                                  1,923
                                                                      -------
        Total current liabilities                                       7,407
                                                                      -------
 Convertible debt                                                       1,500
 Capital lease obligations, net of current portion                         86
 Other liabilities                                                        173

 Stockholders' equity (deficit):
   Common stock                                                           160
   Preferred stock                                                          7
   Additional paid-in capital                                          46,712
   Deferred compensation                                                  (29)
   Accumulated deficit                                                (50,719)
   Cumulative translation adjustment                                      (61)
                                                                      -------
        Total stockholders' equity (deficit)                           (3,930)
                                                                      -------
 Total liabilities and stockholders' equity (deficit)                 $ 5,236
                                                                      =======

       The accompanying notes are an integral part of these consolidated financial statements.

                          INSCI-STATEMENTS.COM, CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  DECEMBER 31,           DECEMBER 31,
                                                 2000      1999         2000      1999
                                               --------  --------     --------  --------
Revenue
    Product                                    $  1,109  $  1,371     $  3,341  $  4,294
    Services                                      1,575     1,745        4,728     5,147
                                               --------  --------     --------  --------
      Total revenue                               2,684     3,116        8,069     9,441
                                               --------  --------     --------  --------
Cost of revenue
    Product                                         237       582          762     1,586
    Services                                        683       663        2,521     2,007
                                               --------  --------     --------  --------
      Total cost of revenue                         920     1,245        3,283     3,593
                                               --------  --------     --------  --------
Gross margin                                      1,764     1,871        4,786     5,848
                                               --------  --------     --------  --------
Expenses
    Sales and marketing                             668       990        2,683     2,964
    Product development                           1,104       651        4,858     2,034
    General and administrative                    1,029     1,314        3,377     3,575
    Non-recurring expenses:
      Restructuring and other charges                --        --        8,516        --
                                               --------  --------     --------  --------
      Total expenses                              2,801     2,955       19,434     8,573
                                               --------  --------     --------  --------

Loss from operations                             (1,037)   (1,084)     (14,648)   (2,725)
                                               --------  --------     --------  --------
Other income (expense)
    Interest income (expense), net                 (225)      (15)        (219)      (65)
    Other                                            --        (1)          12        (1)
    Acquisition costs                                --      (664)          --      (664)
                                               --------  --------     --------  --------
      Total other income (expense)                 (225)     (680)        (207)     (730)
                                               --------  --------     --------  --------
Net loss                                         (1,262)   (1,764)     (14,855)   (3,455)

Preferred stock dividends                           (70)   (1,168)        (207)   (1,471)
                                               --------  --------     --------  --------

Net loss applicable to common shares           $ (1,332) $ (2,932)    $(15,062) $ (4,926)
                                               ========  ========     ========  ========

Net loss per common share - basic and diluted  $  (0.09) $  (0.29)    $  (1.00) $  (0.54)
                                               ========  ========     ========  ========

Weighted average common
    shares outstanding - basic and diluted       15,655    10,211       15,086     9,191
                                               ========  ========     ========  ========

       The accompanying notes are an integral part of these consolidated financial statements.

                          INSCI-STATEMENTS.COM, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)
                                                        NINE MONTHS ENDED
                                                           DECEMBER 31,
                                                         2000      1999
                                                      --------- ----------
Cash flows from operating activities:
  Net loss                                            $(14,855)  $(3,455)
  Reconciliation of net loss to net cash
    used in operating activities:
   Depreciation and amortization                         1,151       400
   Restructuring and other charges                       8,516        --
   Amortization of deferred software costs                  --     1,077
   Non cash stock compensation                             126       990
   Changes in assets and liabilities:
     Accounts receivable                                   (19)     (986)
     Inventory                                              27        --
     Prepaid expenses and other current assets            (124)      118
     Other assets                                          191        40
     Accounts payable                                      252      (623)
     Accrued expenses and other liabilities               (720)      (53)
     Deferred maintenance revenue                          777       (45)
                                                      --------- ----------
Net cash used in operating activities                   (4,678)   (2,537)
                                                      --------- ----------
Cash flows from investing activities:
   Additions to capitalized software development costs      --      (539)
   Additions to purchased software costs                    --      (613)
   Capital expenditures                                   (443)     (339)
   Cash acquired upon purchase of Lognet, net of
     acquisition costs                                   2,845        --
                                                      --------- ----------
Net cash provided by (used in) investing activities      2,402    (1,491)
                                                      --------- ----------
Cash flows from financing activities:
   Net repayments on bank line of credit                  (136)       50
   Repayments of capital lease obligations                (316)       --
   Payment of preferred dividend                           (70)       --
   Proceeds from convertible loans                       1,500        --
   Proceeds from issuance of common stock                   --     2,795
   Proceeds from exercise of options of common stock       160     1,427
                                                      --------- ----------
Net cash provided by financing activities                1,138     4,272
Effect of exchange rate changes on cash                    (61)       --
                                                      --------- ----------

Net increase (decrease) in cash and cash equivalents    (1,199)      244
Cash and cash equivalents at beginning of period         1,911     1,892
                                                      --------- ----------
Cash and cash equivalents at end of period            $    712  $  2,136
                                                      ========= ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                $    108  $    108
Cash paid for income taxes                            $      8  $      7


       The accompanying notes are an integral part of these consolidated financial statements.

                           INSCI-STATEMENTS.COM, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

      During the nine months ended December 31, 2000 and December 31, 1999, INSCI issued 337,082 and 1,166,693 shares, respectively, of its common stock for the conversion of its 8% and 10% convertible preferred stock.

      During the nine months ended December 31, 2000 and December 31, 1999, INSCI issued 46,024 and 114,363 shares, respectively, of its 8% convertible redeemable preferred stock in payment of the dividends due on this stock.

      During the nine months ended December 31, 2000, INSCI issued 2,500,000 restricted shares of its common stock to acquire all of the common shares of Lognet 2000, Inc.

      During the nine months ended December 31, 2000 and December 31, 1999, INSCI acquired property and equipment under capital leases with values of $26,000 and $43,000, respectively.

      During the nine months ended December 31, 2000 and December 31, 1999, INSCI acquired software program rights in exchange for 40,000 shares and 125,000 shares, respectively, of its common stock.

      During the nine months ended December 31, 2000, INSCI issued preferred stock warrants which may be converted into 923,000 shares of INSCI's common stock at $.72 per share as part of a convertible debenture financing.

      During the nine months ended December 31, 2000, INSCI issued 200,000 common stock warrants at an exercise price of $.72 per share in payment of services rendered in connection with a convertible debenture financing.


       The accompanying notes are an integral part of these consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

      The financial statements included in this report have been prepared by insci-statements.com, corp., ("INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the:

1. Supplemental pro forma financial statements and notes thereto for the fiscal year ended March 31, 2000 included in INSCI's 8-K/A filing on August 7, 2000.
2. Financial statements and notes thereto included in INSCI's annual report on Form 10-KSB, filed on June 29, 2000, for the fiscal year ended March 31, 2000, and
3. INSCI's definitive proxy statement for its 2000 Annual Meeting of Stockholders filed with the Commission on July 27, 2000.

      In the opinion of the management of INSCI, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of INSCI as of December 31, 2000 and the results of operations for the three months and nine months ended December 31, 2000 and 1999, and cash flows for the nine months ended December 31, 2000 and 1999.

      The accompanying consolidated financial statements give effect to INSCI's acquisition of Lognet 2000, Inc. ("Lognet") on May 24, 2000, which has been accounted for by the purchase method of accounting. Accordingly, operating results for the nine months ended December 31, 2000 and the Statements of Cash Flows for the nine months ended December 31, 2000 include the results of Lognet subsequent to the date of acquisition.

      Additionally, the accompanying consolidated financial statements give retroactive effect to INSCI's acquisition of Internet Broadcasting Company, Inc. ("IBC") on December 10, 1999, which has been accounted for as a pooling of interests. Accordingly, operating results for the nine months ended December 31, 1999 and the statement of cash flows for the nine months ended December 31, 1999 include the combined actual historical results of IBC and INSCI. IBC had incurred losses prior to its acquisition by INSCI. These losses are included in the consolidated statements of operations.

      The accompanying financial statements also include the operations of INSCI and its wholly owned subsidiaries, InfiniteSpace.com, Corp. ("InfiniteSpace") located in Westborough, MA, and INSCI (UK) Limited, a product development center located in the United Kingdom. These two subsidiaries are no longer active and their operations have been terminated. The INSCI (UK) Limited subsidiary has not been financially significant to the consolidated results of INSCI. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

      Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share since the inclusion of stock options, warrants and convertible securities would be antidilutive. For the nine months ended December 31, 2000 and December 31, 1999, 8,605,000 and 8,614,000 stock options, warrants and convertible securities were excluded because their effect would be antidilutive.

ISSUANCE OF COMMON STOCK

      On May 24, 2000, 2,500,000 restricted shares of common stock were issued in exchange for all of the common stock of Lognet 2000, Inc.

      During the nine months ended December 31, 2000, options were exercised to purchase 106,100 shares of common stock for $160,460. Additionally, 310,102 shares of preferred stock were converted into 337,082 shares of common stock.

CREDIT FACILITY AND CONVERTIBLE DEBT FINANCING

      On September 27, 2000, INSCI executed a one-year accounts receivable financing agreement ("Agreement") with Silicon Valley Bank ("SVB"). The terms of this Agreement provide for the purchase of up to $1,500,000 of our eligible accounts receivables ("Purchased Receivables") at an advance rate not to exceed 80% of the eligible receivables. The annual rate of interest to be paid to SVB on the average monthly Purchased Receivables outstanding is prime plus 3%. Additionally, SVB is entitled to a handling fee of 0.75% of the Purchased Receivables. Collateral for this Agreement was secured by a lien of all of INSCI's assets. The Agreement has a covenant that requires INSCI to maintain a minimum liquidity ("as defined") of $750,000 per month. INSCI had $159,000 of borrowings outstanding against this credit facility at December 31, 2000.

      During November 2000, INSCI closed $2.0 million of convertible debt financing with Totowa, NJ-based Selway Partners, LLC and CIP Capital L.P. of Wayne, PA (the "Investors"). Selway is a technology holding company engaged in building technology-oriented companies and is an existing INSCI shareholder. CIP Capital is a venture capital firm that specializes in early and mid-stage technology companies.

      The $2.0 million of convertible debt financing from the Investors is convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Preferred Stock. The Convertible Preferred Stock is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock at a price of $.65 per share. As part of the financing, the Investors have also been granted warrants to purchase the equivalent of approximately 923,000 shares of INSCI's common stock at $.72 per share (the closing market price of the Common Stock on November 27, 2000). The investors have also been provided with an option through the end of March 2001 to invest an additional $3.0 million under the same terms and conditions as the $2.0 million convertible debt financing.

      As of December 31, 2000, $1.5 million in proceeds have been received from the convertible debt financing. The remaining $500,000 was received during January 2001. The convertible debt bears interest at prime plus 2 1/2 percent payable in cash or in additional shares of INSCI's Convertible Preferred Stock, at the option of the Investors, and is secured by a subordinated lien on all of INSCI's assets. Unless previously converted into shares of Convertible Preferred Stock, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. Selway was also issued warrants to purchase 200,000 shares of common stock at $.72 per share for services rendered in connection with the financing transaction. In addition Selway Management, Inc., an affiliate of Selway, entered into a $20,000 per month management consulting agreement for a term of three years with INSCI. The management fee is payable in either cash or shares of INSCI common stock at INSCI's option. The total number of shares of Common Stock resulting from the conversion of the convertible debt financing, the Convertible Preferred Stock and the warrants may not exceed 19.9 percent of the total outstanding capital stock of INSCI, unless INSCI has either obtained prior NASDAQ or shareholder approval. This financing may result in dilution to INSCI's stockholders.

CONTINGENCIES

      INSCI has filed a registration statement with the SEC for certain shares of our common stock, which INSCI has agreed to register as a result of certain acquisitions. INSCI agreed to use our best efforts to file the registration statement to register the shares of common stock by certain dates. Because of material recent changes that have occurred within INSCI, we are required to file an amendment to the registration statement to disclose certain information prior to having the registration statement become effective. As a result, the registration of the shares of common stock has been delayed. It is possible that the holders of the shares may assert claims for damages in that INSCI should have taken action to have the shares registered by a date certain.

RESTRUCTURING AND OTHER CHARGES

      As a result of our strategic redirection, we have discontinued InfiniteSpace, IBC and our United Kingdom subsidiary ("UK"), reduced operating expenses and have written-down our investment in Lognet. These charges and the costs of closing InfiniteSpace, IBC and UK; along with other costs associated with the realignment of INSCI's strategy, were charged to the operating results for the quarter ended September 30, 2000. The major components of these charges were as follows:

1. Write-down $6,048,000 of Lognet goodwill.
2. Provision in the amount of $2,468,000 for restructuring, which reflects future severance payments and other expenses associated primarily with the closure of InfiniteSpace and its data center.

      At December 31, 2000, the remaining accrual for restructuring costs was $779,000 of which $460,000 was for severance costs.

SUBSEQUENT EVENTS

       As a result of our convertible debt financing, the Tail Wind Fund Ltd notified us in January 2001, that they claimed that they are entitled to receive additional shares of our common stock and a reduction in the exercise price of common stock warrants granted to them in a December 1999 private placement. We are contesting Tail Wind's claim to additional shares of common stock as well as the reduction in the exercise price of their warrants. We do not believe that our convertible debt financing has triggered a right for Tail Wind to receive additional consideration. However, we cannot be sure that Tail Wind will not institute a formal claim or that our position will prevail. We are attempting to resolve the Tail Wind claim so that unnecessary legal expenses and company time will not be expended

      During January 2001, we entered into an agreement with Peregine Asset Management, Inc. to have them provide certain investor relations services. We paid Peregine the sum of $10,000 and granted them warrants to purchase 210,000 shares of our stock at $.72 per share. Peregine cannot exercise their warrants unless our share price is at least $1.00 per share.

      Although all of our office space rental obligations have been paid, our landlord notified us in January 2001 that we are in default in the timely payment of rent due under our office lease. Our landlord has claimed that even though rent payments have been paid and accepted, to cure the claimed default, our landlord requires additional security on our lease in the sum of an additional $120,000. We believe that our landlord, by accepting our monthly rent payment, will not be able to obtain a court judgment that we are in default under our lease.

      In connection with the closing of InfiniteSpace, we received notice from a leasing company that we are in default of monthly installment payments in the sum of $142,000 on a total leasing obligation of $588,000, which will be due unless the default is cured or we have settled the claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      During the second half of fiscal year 2000, we established
InfiniteSpace.com, Corp ("InfiniteSpace"), a business-to-business, electronic statement presentment application service provider (ASP), as a separate wholly owned subsidiary. The focus of InfiniteSpace was to provide electronic statement presentment services to the financial services industry. We subsequently completed two acquisitions to add to the resources of InfiniteSpace - the Internet Broadcasting Company ("IBC") and Lognet 2000 ("Lognet").

      Since we were unable to secure the additional equity financing to support the operations and business strategy of InfiniteSpace, effective with the close of the second quarter ended September 30, 2000, we redirected our strategy, discontinued the operations of InfiniteSpace, wrote-down certain assets related to the two acquisitions completed to support the subsidiary's portal services-based ASP strategy, and reduced our overall expenses. All charges associated with those actions were recorded in the second quarter of fiscal year 2001.

      To implement our redirected strategy, on November 7, 2000 INSCI named veteran document management software executive Lori R. Frank as President, Chief Executive Officer, Chief Financial Officer, and Director, replacing E. Ted Prince, Ph.D., who has since resigned all positions held with INSCI. In addition, several other changes were made in INSCI's senior management and board of directors. The new management team began refocusing INSCI by increasing the emphasis on its traditional business of providing digital document repository applications, which provide high-volume document capture, warehousing and delivery functions to customers requiring on-site solutions, while also pursuing the ASP market opportunity with a modified strategic approach. We have now implemented an ASP-enabling strategy with a business model that is based on our providing the software, services and expertise to enable our partners and customers to build their own ASP operations and share with us a portion of the revenue generated by those operations. We are no longer operating with a business model based on our investing resources in the infrastructure and personnel required to create and operate an ASP of our own. As a result, we have eliminated the costs of hosting the applications in our own data centers.

      In late November 2000, we completed the final arrangements for $3.5 million in new financing, which included $2.0 million of convertible debt ("Convertible Debt) provided by Selway Partners LLC ("Selway"), a technology holding company engaged in building technology-oriented companies, and CIP Capital LP ("CIP"), a venture capital firm specializing in early and mid-stage technology companies. The total financing package also included $1.5 million of accounts receivable financing with Silicon Valley Bank, which was finalized earlier in the third quarter. Selway and CIP have also been provided with an option through the end of March 2001 to invest an additional $3.0 million in INSCI under the same terms and conditions as the Convertible Debt. For further discussion on financing see Liquidity and Capital Resources.

COMPARISON OF RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this document.

      The following table sets forth, for the periods indicated, the percentage relationship that certain items of INSCI's results of operations bear to total revenue:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              DECEMBER 31,          DECEMBER 31,
                              2000    1999          2000    1999
                             ------  ------        ------  ------

Revenue                           %       %             %       %
  Product                       41      44            41      45
  Services                      59      56            59      55
                             ------  ------        ------  ------
    Total revenue              100     100           100     100
Cost of revenue
  Product                        9      19             9      17
  Services                      25      21            31      21
                             ------  ------        ------  ------
    Total cost of revenue       34      40            40      38
                             ------  ------        ------  ------
Gross margin                    66      60            60      62
Expenses Sales and marketing    25      32            33      31
  Product development           41      21            60      22
  General and administrative    38      42            42      38
  Non-recurring expenses:
    Restructuring charge        --      --           106      --
                             ------  ------        ------  ------
    Total expenses             104      95           241      91
                             ------  ------        ------  ------
Income (loss) from operations  (38)    (35)         (181)    (29)
Other expense, net              (9)    (22)           (3)     (8)
                             ------  ------        ------  ------
Net income (loss)              (47)    (57)         (184)    (37)
                             ======  ======        ======  ======

REVENUE

      We develop, sell, install and support highly scalable digital document repository solutions that provide high-volume document capture, warehousing and delivery functions via a Local Area Network (LAN) or the Internet. Our products bridge back-office with front-office mission critical and customer-centric applications by web-enabling legacy-generated reports, bills, statements and other documents.

        Sales to end-users generally include software, systems integration and implementation services, and training. ASP-enabling sales of our software and services also include integration and implementation services, and training with the added opportunity to build a recurring revenue stream by sharing the transaction revenue that our partners or customers generate from their ASP operations. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge.

        We sell our products through a combination of a direct sales force and indirectly through VARs, distributors and sales alliances with companies including Bell & Howell, Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.


THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999:

REVENUE

      Revenues for the three months ended December 31, 2000 (the "current period") totaled $2,684,000 and decreased by 14% compared to revenues of $3,116,000 for the three months ended December 31, 1999. Product revenue was $1,109,000 for the current period and decreased by 19% compared to product revenue of $1,371,000 for the same period last year. Services revenue totaled $1,575,000 for the current period and decreased by 10% compared to $1,745,000 for the same period last year.

      Decreases in both product and services revenues for the current quarter reflect the impact of transitioning selling efforts to our revised business strategy. We are continuing to license our products directly to end-users and through resellers. In addition, we are transitioning to becoming an enabler of Application Software Providers (ASP), which involves the licensing of electronic document repository software to enterprises that provide ASP services, and sharing in future revenues with the enabler.

      For the quarter ended December 31, 2000, we received in excess of ten percent each of our total revenues from Unisys Corporation and Xerox Corporation, two of our strategic sales partners. A decline in revenues from these sales partners in future quarters could materially affect the revenues and operating results of INSCI.

GROSS PROFIT AND COST OF REVENUE

       Gross profit for the three months ended December 31, 2000 was $1,764,000 and decreased by 6%, compared to gross profit of $1,871,000 for the same period last year. Gross profit as a percent of revenues was 66% for the current period, compared to 60% for the same period last year. Last year's quarter included the amortization of capitalized software development costs. Due to substantial modifications, integration and revisions of developed and purchased software previously capitalized; the related capitalized software development costs were written off in the fourth quarter of fiscal 2000 as obsolete. No software development costs were eligible for capitalization in fiscal 2001.

SALES AND MARKETING

      Sales and marketing expenses for the three months ended December 31, 2000 were $668,000 and decreased by 33%, compared to expenses of $990,000 for the period ended December 31, 1999. This decline was primarily due to costs associated with lower revenues, a reduction in trade show and promotional spending and a reduction in sales personnel.

PRODUCT DEVELOPMENT

       Product development expenses for the three months ended December 31, 2000 were $1,104,000 and increased by 70% compared to $651,000 for the same period last year. The increase reflects current period development expenses primarily related to Lognet (acquired during May 2000). In addition, last year's expenses were reduced by $390,000 due to the capitalization of software development expenses. No software development expenses were eligible for capitalization in the current quarter.

GENERAL AND ADMINISTRATIVE

       General and administrative expenses were $1,029,000 for the three months ended December 31, 2000 and decreased by 22%, compared to $1,314,000 for the same period last year. This decrease was primarily due to the fact that during the fourth quarter of fiscal 2000, we determined that we would utilize the Black-Scholes option pricing model to value the amount of compensation expense to be recorded in connection with options granted to non-employees. These options had been initially valued during the first three quarters of fiscal 2000 using the cash value as defined in the non-employee agreements. This change resulted in an incremental non-cash charge of approximately $164,000 for the three months ended December 31, 1999. The prior year's quarter also included expenses associated with IBC whose operations have been discontinued in conjunction with our revised business strategy.

OTHER INCOME (EXPENSE)

       Other expense for the three months ended December 31, 2000 was $225,000 compared to $680,000 for the same period last year. Other expense for the current quarter includes $180,000 for non-cash interest charges related to the issuance of warrants for the debt financing closed in the current quarter. Last year's quarter included $664,000 for investment banking and other professional expenses related to the acquisition of The Internet Broadcasting Company (IBC).

NINE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1999:

REVENUE

       Revenues for the nine months ended December 31, 2000 (the "current period") totaled $8,069,000 and decreased by 15%, compared to revenues of $9,441,000 for the nine months ended December 31, 1999.

       Product revenue for the nine-month period was $3,341,000 and decreased by 22% compared to product revenue of $4,294,000 for the same period last year. Services revenue totaled $4,728,000 for the current period and decreased by 8%, compared to $5,147,000 for the same period last year. Decreases in both product and services revenues reflect the impact on revenues of diverting selling efforts to the start-up of InfiniteSpace during the first two quarters of this year.

       For the nine months ended December 31, 2000 we received in excess of ten percent each of our total revenues from Xerox Corporation and Unisys Corporation, two of our strategic sales partners. A decline in revenues from these sales partners in future quarters could materially affect the revenues and operating results of INSCI.

GROSS PROFIT AND COST OF REVENUE

       Gross profit for the nine months ended December 31, 2000 was $4,786,000 and decreased 18% compared to gross profit of $5,848,000 for the same period last year, primarily reflecting the 15% decrease in revenues for the period. Gross profit as a percent of revenues was 60% for the current period compared to 62% for the same period last year. Last year's nine month period included the amortization of capitalized software development costs. Due to substantial modifications, integration and revisions of developed and purchased software previously capitalized; the related capitalized software development costs were written off in the fourth quarter of fiscal 2000. No software development costs were eligible for capitalization in fiscal 2001.

SALES AND MARKETING

      Sales and marketing expenses for the nine months ended December 31, 2000 were $2,683,000 and decreased by 9%, compared to expenses of $2,964,000 for the same period last year. . This decline was primarily due to costs associated with lower revenues, a reduction in trade show and promotional spending and a reduction in sales personnel. The decline was partially offset by start-up staffing and marketing expenditures related to establishing InfiniteSpace in fiscal year 2001. We have discontinued operations associated with InfiniteSpace.

PRODUCT DEVELOPMENT

       Product development expenses for the nine months ended December 31, 2000 were $4,858,000 and increased by 139% compared to $2,034,000 for the same period last year. Expenditures for the nine months ended December 31, 2000 period reflect product development expenses for InfiniteSpace in the amount of $1,671,000 resulting from our acquisitions of IBC and Lognet. In addition, expenses for last year were reduced by $1,364,000 due to the capitalization of software development expenses. No software development expenses were eligible for capitalization in fiscal 2001.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $3,377,000 for the nine months ended December 31, 2000 and decreased by 6%, compared to $3,575,000 for the same period last year. This decrease was primarily due to the fact that during the fourth quarter of fiscal 2000, we determined that we would utilize the Black-Scholes option pricing model to value the amount of compensation expense to be recorded in connection with options granted to non-employees. These options had been initially valued during the first three quarters of fiscal 2000 using the cash value as defined in the non-employee agreements. This change resulted in an incremental non-cash charge of approximately $790,000 for the nine months ended December 31, 1999. The prior year's comparable period also included expenses associated with IBC whose operations have been discontinued in conjunction with our revised business strategy. The decrease was partially offset by costs and expenses incurred for InfiniteSpace in fiscal 2001 which has now been discontinued.

RESTRUCTURING AND OTHER CHARGES

      As a result of our strategic redirection, we have discontinued InfiniteSpace, IBC and our United Kingdom subsidiary ("UK"), reduced operating expenses and have written-down our investment in Lognet. These changes and the costs of closing InfiniteSpace, IBC and UK; along with other costs associated with the realignment of INSCI's strategy, have been charged to the operating results for the quarter ended September 30, 2000. The major components of the restructuring charge are as follows:

1. Write-down of $6,048,000 for Lognet goodwill.
2.Provision in the amount of $2,468,000 for restructuring, which reflects future severance payments and other expenses associated primarily with the closure of InfiniteSpace and its data center.

      At December 31, 2000, the remaining accrual for restructuring costs was $779,000 of which $460,000 was for severance costs.

OTHER INCOME (EXPENSE)

      Other expense for the nine months ended December 31, 2000 was $207,000 compared to other expense of $730,000 for the same period last year. Other expense for the current period includes $180,000 of non-cash interest charges related to the issuance of warrants for the debt financing closed in the December, 2000 quarter. Last year's expenses included $664,000 for investment banking and other professional expenses related to the acquisition of IBC and $90,000 of interest expense for IBC.

NET LOSS

      Net loss for the nine months ended December 31, 2000 was $14,855,000 compared to a net loss of $3,455,000 for the same period last year. The major segments of the loss for the nine months ended December 31, 2000 are:

      INSCI net loss                              $ 2,953,000
      InfiniteSpace net loss                        3,386,000
      Restructuring and other charges               8,516,000
                                                  -----------
            Total                                 $14,855,000
                                                  ===========

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2000, INSCI had $712,000 of cash and working deficit of $3,734,000 in comparison to $2,136,000 of cash and working capital of $2,431,000 at December 31, 1999. Accounts receivable were $2,707,000 of December 31, 2000 compared to receivables of $4,024,000 as of December 31, 1999.

INSCI's cash flows are summarized below for the periods indicated: (in thousands)

NINE MONTHS ENDED DECEMBER 31,
                                                   2000       1999
                                                   ----       ----
Cash provided by (used in)
       Operating activities                      $(4,678)   $(2,537)
       Investing activities                        2,402     (1,491)
       Financing activities                        1,138      4,272
       Effect of exchange rate changes               (61)         0
                                                 -------    -------
           Increase (decrease) in cash and
            cash equivalents                     $(1,199)   $   244
                                                 ========   =======

Cash and cash equivalents at end of period       $   712    $ 2,136
                                                 ========   =======

      On September 27, 2000 we executed a one-year accounts receivable financing Agreement ("Agreement") with Silicon Valley Bank ("SVB") to replace the revolving credit agreement executed in the previous year. The terms of this Agreement provide for the purchase of up to $1,500,000 of our eligible accounts receivables ("Purchased Receivables") at an advance rate not to exceed 80% of the eligible receivables. The annual rate of interest to be paid to SVB on the average monthly Purchased Receivables outstanding is prime plus 3%. Additionally, SVB is entitled to a handling fee of 0.75% of the Purchased Receivables. Collateral for this Agreement was secured by a lien of all of INSCI's assets. The Agreement has a covenant that requires INSCI to maintain minimum liquidity ("as defined") of $750,000 per month. We had $159,000 of borrowings outstanding against this credit facility at December 31, 2000.

      During November 2000, we closed $2.0 million of convertible debt financing with Totowa, NJ-based Selway Partners, LLC and CIP Capital L.P. of Wayne, PA (the "Investors"). Selway is a technology holding company engaged in building technology-oriented companies and is an existing INSCI shareholder. CIP Capital is a venture capital firm that specializes in early and mid-stage technology companies.

      The $2.0 million of convertible debt financing from the Investors is convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Preferred Stock. The Convertible Preferred Stock is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock at a price of $.65 per share. As part of the financing, the Investors have also been granted warrants to purchase the equivalent of approximately 923,000 shares of INSCI's Common Stock at $.72 per share (the closing market price of the Common Stock on November 27, 2000). The investors have also been provided with an option through the end of March 2001 to invest an additional $3.0 million under the same terms and conditions as the $2 million convertible debt financing.

      As of December 31, 2000, $1.5 million in proceeds have been received from the convertible debt financing. The remaining $500,000 was received during January 2001. The convertible debt bears interest at prime plus 2 1/2 percent payable in cash or in additional shares of INSCI's Convertible Preferred Stock, at the option of the Investors, and is secured by a subordinated lien on all of Company's assets. Unless previously converted into shares of Convertible Preferred Stock, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. Selway was also issued warrants to purchase 200,000 shares of common stock at $.72 per share for services rendered in connection with the financing transaction. In addition Selway Management, Inc., an affiliate of Selway, entered into a $20,000 per month management consulting agreement for a term of three years with INSCI. The management fee is payable in either cash or shares of INSCI common stock at INSCI's option. The total number of shares of Common Stock resulting from the conversion of the convertible debt financing, the Convertible Preferred Stock and the warrants may not exceed 19.9 percent of the total outstanding capital stock of INSCI, unless INSCI has either obtained prior NASDAQ or shareholder approval. This financing may result in dilution to INSCI's stockholders.

      We believe that these financings in addition to other working capital measures, and our ability to negotiate either reductions in amounts outstanding to vendors or extension of payment terms combined with the discontinuation of InfiniteSpace, other expense reductions we have made and the sale of non-strategic assets, may not provide sufficient cash to meet our foreseeable working capital needs. In addition, over the past several weeks, we have received a number of default notices on leases and payables related to InfiniteSpace, which combined are material, and we are negotiating with the parties involved to attempt to remedy the situations. Therefore, we are actively seeking additional sources of funding. If additional funds are not available, we will be required to significantly modify execution of our business plan. If these actions do not provide sufficient funding, we may not be able to continue as a going concern.

"FORWARD-LOOKING" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

      This Quarterly Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of INSCI and its management. These statements are based upon a number of assumptions and estimates, which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: our ability to achieve or maintain growth or profitability; our ability to execute our business strategy successfully; our ability to obtain financing and to pay off our existing liabilities and fund our working capital needs; our relationship with our existing lenders; our relationship with our customers and suppliers; increased competition; possible system failures and rapid changes in technology; and other factors discussed in this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our registration statement on Form S-3 (No. 333-44836) as currently on file with the SEC (filed August 30, 2000).

QUARTERLY RESULTS:

      Quarterly revenues and results of operations may fluctuate as the result of a variety of factors, including the lengthy sales cycle for our products, the proportion of revenues attributable to software license fees versus services, the amount of revenue generated by alliances with other companies selling our products, demand for our products, the size and timing of individual license transactions, the introduction of new products and product enhancements by us or our competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Additionally, the sale of our products generally involves a significant commitment of capital by our customers and may be delayed due to time-consuming authorization procedures within an organization. Other factors affecting our operating results include our ability to design and introduce on a timely basis new products which compete effectively on the basis of price and performance and which address customer requirements, product obsolescence, technological changes, competition and competitive pressures on price, the ability to hire and retain qualified personnel and general economic conditions affecting the investment by potential customers in peripheral computer devices. There is no assurance that we can maintain or increase our sales volume going forward or that we will be able to achieve a profit in the marketing of our products.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      To the best of INSCI's knowledge, there are no material legal proceedings pending against INSCI or any of its property, nor was any such proceeding terminated during the nine months ended December 31, 2000.

ITEM 2. CHANGE IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        This item is not applicable.

ITEM 5. OTHER INFORMATION

      NASDAQ has notified us that we may be delisted from the NASDAQ SmallCap Market, as our financial net tangible worth does not meet the financial criteria set by NASDAQ. Additionally, we received a second notice from NASDAQ that the closing bid price of our common stock has failed to be in excess of $1 for thirty consecutive trading days. Unless the closing bid price of our common stock is greater than $1 prior to April 9, 2001, we face having our common stock delisted under NASDAQ regulations. We have retained an investment and market relations' consultant, and while we are attempting to provide a plan to comply with the NASDAQ financial requirements, we may not be able to meet the NASDAQ SmallCap listing requirements. If we are delisted, we may only be able to list our common stock for trading on the Over the Counter Bulletin Board Trading System. We are considering every potential action to avoid being delisted.

      On January 29, 2001, Robert F. Little a member of our board of directors, resigned. Mr. Little did not have any disagreements with our management or company policies.

      During December of 2000, INSCI discontinued its $6,000 per month -consulting agreement with Emerging Technology Ventures, Inc. ("ETVI"). Francis
X. Murphy, the principal of ETVI, is a director of INSCI.

      In December of 2000, INSCI terminated its product consulting and development agreement with eRrunway, Inc. of Westborough, MA. an independent contractor. INSCI is currently doing all of its product development internally.

      During the three months ended December 31, 2000, INSCI's new management team and Board of Directors commenced an independent internal review of the former management's business practices and policies to assure that all material transactions resulted in maximum shareholder value. This review is still on going.

      INSCI has entered into a three year employment agreement with Lori Frank to serve as President and Chief Executive Officer, and as a member of our board. The agreement provides a base annual salary of $200,000, a bonus of up to $50,000 and options to purchase up to 825,000 shares of INSCI common stock. INSCI has not yet issued the stock options, as options under the INSCI Employee Stock Option Plan are not currently available. INSCI may be required to amend the stock option plan to make sufficient options available for Ms. Frank or to make other arrangements for the issuances of the options. We are currently reviewing this matter.

      An arrangement has been made with certain other new management team members to either be employed directly by INSCI or serve on its Board of Director Executive Committee. Under the arrangement it is anticipated that we will issue to these individuals and Ms. Frank a total of 10 percent of the outstanding common stock of INSCI on a fully diluted basis (including the 825,000 of options for Ms. Frank as stated above) with limited anti-dilution rights at $.72 per share. As of the date of this Form 10Q certain other related provisions are subject to final agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS.

         Exhibit 10.64, Employment Agreement with Lori Frank

         Exhibit 27, Financial Data Schedule

(B)   REPORTS ON FORM 8-K.

            A report on Form 8-K dated November 29, 2000 was filed on December 14, 2000 regarding a $2 million convertible debenture financing.

            A report on Form 8-K dated December 21, 2000 was filed on January 2, 2001 regarding the resignation of Dr. E. Ted Prince as a member of the Board.


                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INSCI-STATEMENTS.COM, CORP

Date:  February 14, 2001             By:   /s/ Lori R. Frank
                                           ------------------------------------
                                           Lori R. Frank
                                           Chief Executive Officer, President
                                           and Chief Financial Officer