Form 10KSB
period 2001-03-31
INSCI STATEMENTS COM CORP
filed 2001-07-13
CIK 878612

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED:                             COMMISSION FILE NUMBER
       MARCH 31, 2001                                          1-12966
       --------------                                          -------

--------------------------------------------------------------------------------
                           INSCI-STATEMENTS.COM, CORP.
                              FORMERLY INSCI CORP.
--------------------------------------------------------------------------------
               (Exact name of registrant specified in its charter)

    DELAWARE     TWO WESTBOROUGH BUSINESS PARK, WESTBOROUGH, MA   06-1302773
    --------     ----------------------------------------------   ----------
(State or other       (Address of Principal executive offices)   I.R.S. Employer
jurisdiction of                                                  Identification
incorporation or                                                 No.)
organization)

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
 Yes     X        No
    -----------     --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

         Revenues for the fiscal year ended March 31, 2001 were $10,015,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the Common Stock on July 9, 2001, as reported by OTCBB, was approximately $2.5 million. As of July 9, 2001, registrant had outstanding 16,129,212 shares of Common Stock.

Part III incorporates information by reference to the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2001.

--------------------------------------------------------------------------------

                           INSCI-STATEMENTS.COM, CORP.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                      INDEX

PART I
                                                                           PAGE
Item 1.   Description of Business.........................................   3
Item 2.   Description of Properties.......................................   9
Item 3.   Legal Proceedings...............................................   9
Item 4.   Submission of Matters to a Vote of Securities Holders...........  10

PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.............................................  11
Item 6.   Management's Discussion and Analysis or Plan of Operations......  11
Item 7.   Financial Statements............................................  18
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures...........................................  18

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act...............  19
Item 10.  Executive Compensation..........................................  19
Item 11.  Security Ownership of Certain Beneficial Owners and Management..  19
Item 12.  Certain Relationships and Related Transactions..................  19
Item 13.  Exhibits and Reports on Form 8-K................................  19

SIGNATURES................................................................  20

EXHIBIT INDEX.............................................................  23

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

OVERVIEW

         insci-statements.com, corp. ("INSCI" or the "Company") (Over-The-Counter Bulletin Board ("OTCBB"): INSI) is a provider of Internet-based and on-site enterprise software and services solutions for electronic statement presentment (ESP), digital document storage and electronic commerce. Our solutions incorporate enhanced Internet and electronic commerce capabilities for managing and securely distributing large volumes of high-value business transaction documents and reports in on-site enterprise systems environments.

         INSCI was incorporated in Delaware in December 1989 and is headquartered in Westborough, Massachusetts. The mailing address for the Company's headquarters is 2 Westborough Business Park, Westborough MA and its telephone number at that location is 508-870-4000. INSCI can also be reached at its Web site http://www.insci.com.

         INSCI is a developer of software for digital archiving production print documents and other types of documents including images and published documents. This software allows production print documents to be viewed on-line instead of, or in addition to, being printed, and then serves as a source of reprints instead of requiring a physical inventory.

         INSCI's software was originally used to replace microfiche. Digital archiving enables documents that were formerly put on microfiche to be archived on a storage medium and then to be viewed online and printed as necessary.

         Microfiche replacement was originally used primarily by accounting departments to replace the printing and distribution of greenbar financial reports, such as general ledger and back transactions. Not long after, digital archiving and retrieval was adopted by customer service departments to enable customer service representatives to view customer documents, such as statements and invoices, so that they could see the exact same document that was printed for the customers.

         INSCI's mission is to harness the power of printing with the power of digital archiving and online viewing. As new methods of printing become available, together with such innovations as digital networking of printers and highlight color, the need increasingly is to meld these technologies with innovations in document management in order to leverage the power of each for business process improvement.

         With the emergence of the Internet, printed documents are increasingly being viewed through Web browsers. INSCI defines as a key element in its forward-looking mission the integration of printing with the Internet and with electronic commerce. As corporations worldwide become increasingly dependent on the Internet, this need will become ever more apparent.

         During the second half of Fiscal 2000, we established InfiniteSpace.com, Corp. ("InfiniteSpace"), a business-to-business, electronic statement presentment application service provider (ASP), as a separate wholly owned subsidiary. The focus of InfiniteSpace was to provide electronic statement presentment services to the financial services industry. We completed two acquisitions to add to the resources of InfiniteSpace. The first was the December 1999 acquisition of Internet Broadcasting Company, Inc. ("IBC") a developer and provider of proprietary technology for the secure delivery of financial documents. The second was the acquisition on May 24, 2000 of Lognet 2000, Inc. (formerly Lognet, Inc.) ("Lognet") whose activity was in the PC-to-host and print connectivity industries, as well as the business of electronic bill presentment and payment.

         Subsequently, as we were unable to secure the additional financing to support the operations and business strategy of InfiniteSpace, effective with the close of the second quarter of fiscal 2001, we redirected our strategy to focus on our core products and abandoned the operations of InfiniteSpace.

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

         Our products typically are found in those areas of an organization where the electronic availability of customer-facing documents, source documents and reports is necessary to support the business function. Customer-facing documents vary by industry but generally include invoices, statements, purchase orders, policies, and transaction confirmation documents that are produced in high volume. Source documents may include new account applications, signature cards, purchase orders, signed bills of lading, insurance claim forms, health care claims, billing, bank and other personal financial information, and other similar documents. These types of documents require electronic indexing and storage to enable rapid retrieval and viewing for customer support functions, for adherence to regulatory requirements, for data analysis and report generation, for inclusion in Enterprise Resource Planning (ERP), Customer Resource Management (CRM) and Health Care Information Technology (HIT) implementations, and for e-commerce applications.

         Electronic commerce is rapidly becoming a critical business requirement. New capabilities such as electronic bill presentment, customer access to statements and bills, and integrated invoicing and marketing extend the value of conventional printing and distribution of customer-facing documents. Our software products provide the core digital document repository and delivery capabilities that are required for electronic commerce applications. This constitutes the "digital back office" for e-commerce.

         We also offer numerous services including consulting, systems integration, software installation, training, software maintenance and technical support. Our advanced systems integration services group works with customers to integrate our technologies into their business environments to more effectively leverage current and future investments in technology. For our customers with internal development capabilities, we separately market Application Program Interfaces (API's).

         Our strategic relationships include Unisys, Xerox, Fuji Xerox, Swets, Moore, PFPC and Bell and Howell. Through marketing efforts with our partners and our direct sales force, we have a presence in most major corporate sectors. ESP+ is used in the banking, financial services, telecommunications, insurance, utilities, manufacturing, healthcare, and government industries and is adaptable to many other industry environments.

MANAGEMENT CHANGES

         On June 1, 2000, Yaron I. Eitan was appointed to the Board of Directors. This appointment expanded the board to seven members.

         On August 31, 2000, Roger Kuhn resigned as Chief Financial Officer of the Company.

         On September 26, 2000, at our Annual Meeting of Stockholders, E. Ted Prince, Francis X. Murphy, Robert F. Little, John A. Lopiano and Yaron I. Eitan were elected by shareholders to serve as directors of the Company for the ensuing year. Leonard S. Simon chose not to stand for re-election.

         On November 7, 2000, E. Ted Prince resigned as Chief Executive Officer, remaining as a director of the Company and John C. Pemble resigned as President and Chief Operating Officer of the Company. Also on November 7, 2000. Lori R. Frank was appointed President and Chief Executive Officer and as a director of the Company, Yoav M. Cohen was appointed a director of the Company and was named as Chairman of the Board and Bahram Yusefzadeh and Glenn W. Sturm were appointed as directors of the Company.

         On December 21, 2000, E. Ted Prince resigned as a director of the Company.

         On January 29, 2001, Robert F. Little resigned as a director of the Company.

         During May 2001, Lori R. Frank resigned as President and Chief Executive Officer and as a director of the Company, Yoav M. Cohen resigned as Chairman of the Board and director of the Company and Bahram Yusefzadeh and Glenn W. Sturm resigned as directors of the Company. On May 22, 2001, Henry F. Nelson was appointed as President and a director of the Company, Derek W. Dunaway was appointed as a director of the Company and Yaron I. Eitan, a director of the Company, was elected as Chairman of the Board.

         On June 26, 2001, Henry F. Nelson was also appointed Chief Executive Officer of the Company.

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

         Our core product technology ESP+archive(TM), formerly known as COINSERV(TM), is based on client-server architecture that is highly scalable with versions for Windows(R) NT and such UNIX platforms as IBM AIX, Sun(R) Solaris(TM), HP HP/UX, SCO UNIXWare and Unisys SVR4. COINSERV for Windows NT, the earlier version of ESP+archive, was selected as Product of the Year over competing products in the COLD (Computer Output to Laser Disk)/Enterprise Report Management (ERM) category by Imaging and Document Solutions Magazine in its January `99 issue. ESP+archive provides the software platform which is enabling our ASP clients. INSCI's products are rated in the top of their class by research and analyst groups such as Doculabs, Gartner Group, IMerge Consulting and others.

         ESP+ products are currently installed at over 400 customer sites worldwide. These systems are used in a wide range of vertical industry segments and deployed in departmental and enterprise-wide configurations. ESP+ systems support a wide variety of diverse data formats including IBM mainframe formats; UNISYS mainframe formats; UNIX and PC print output formats; intelligent data streams such as IBM Advanced Function Presentation (AFP), Xerox Metacode and DJDE, PCL, Adobe PDF, and XML; and scanned documents in TIFF format. The ESP+ Solutions Suite encompasses the following products:

o ESP+ARCHIVE WINDOWS EDITION AND ESP+ARCHIVE UNIX EDITION - DEEP DOCUMENT
  ARCHIVE

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

o ESP+DESIGNER - DOCUMENT DEFINITION TEMPLATE FOR ESP+ARCHIVE

         ESP+designer is a convenient graphical tool used to create document definition files for ESP+archive systems. ESP+designer offers a point and click approach that eases the process of capturing new statements, reports and other business documents for archival into an ESP+archive system.

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

o ESP+DESKTOP - WINDOWS ACCESS CLIENT

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

o ESP+FORMS - PDF PRESENTATION OF PLAIN TEXT DOCUMENTS

         ESP+forms is an easy-to-use tool that creates PDF-based overlays for plain text documents producing completely formatted documents for display or printing. The feature uses standard off-the-shelf tools (Adobe(R) Acrobat(TM), MS Word(R), etc.) to develop the PDF form overlay and ESP+forms to map the plain-text document content to the PDF form overlay. Flexible mapping allows users to place text content everywhere on the form or to omit unwanted content.

o ESP+IMPORT

         ESP+import is a bulk image import module that allows the ingestion of images from external sources and other systems, such as check imaging or third party image capture systems into an ESP+archive system.

o APITOOLKIT FOR ESP+ARCHIVE

         APItoolkit for ESP+archive allows businesses to build their own applications and interfaces that make use of the document repository and its contents, while sparing them from re-engineering the underlying technologies for searching and viewing. When standard access isn't enough, or tight integration to another application is required, this API provides the additional functionality to incorporate that access into critical applications.

o APITOOLKIT FOR ESP+IMAGE

         APItoolkit for ESP+image allows businesses to extend their scanning implementation with features such as automated server validations against an external database with rejected documents dynamically routed for manual interventions; or index form customization, database look-up for validation/drop down lists etc.,calculating index fields, integration with ActiveX controls to communicate with external programs (i.e. screen scraping).

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

         For fiscal 2001, we received 18% and 14% of our total revenues from Xerox Corporation and Unisys Corporation, respectively. A decline in revenues from these sales partners in future periods would materially effect our revenues and operating results.

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

         We are likely to enter into additional marketing alliances that will have the potential to generate further significant sales. In particular we believe that companies in the imaging, information retrieval, electronic commerce, Internet and printing areas are likely to require our products in order to meet their own objectives. We intend to continue discussions with such companies with a view to closing further such alliances.

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

COMPETITION

         There are a number of suppliers offering electronic document archiving, document management, report management, imaging, information retrieval, electronic bill presentment and e-commerce products. In many cases, we believe that our products and services offer advantages over the competition. These advantages include:

o a comprehensive product portfolio encompassing enterprise archive and retrieval, Web-based functionality, scanning and imaging, CD, document and data mining, report generation and management, and a dual platform strategy with both NT and UNIX product suites
o high volume throughput and enterprise-level scalability
o support for multiple intelligent data streams and other data formats
o open systems connectivity
o high speed document archival and access
o comprehensive systems integration and support services
o strategic alliances and partnership relationships with major corporate partners

         We believe that our market positioning, strategic alliances and product functionality allow us to compete favorably with products offered by our primary competitors. However, competition among companies providing these products is intense and many of our primary competitors have substantially greater financial resources, more personnel, greater access to related products, and broader contact with potential customers than we have.

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

EMPLOYEES

         We employed 60 persons as of March 31, 2001. As of June 29, 2001 we employed 54 persons. Our future success depends, in part, on our ability to retain existing and to attract new management and technical employees. We have no collective bargaining agreements and consider our relationships with our employees to be good.

ITEM 2.           DESCRIPTION OF PROPERTIES

         Effective October 1, 1994, we entered into a ten-year lease for approximately 21,650 square feet of office space located in Westborough, Massachusetts. On November 1, 1995, we subleased for a five-year term approximately 4,315 square feet of our Westborough office space. We amended our Westborough lease on March 15, 1999 to include additional office space of 2,997 square feet. The lease was further amended on March 15, 2000 to include an additional 4,798 square feet of office space to be utilized by our wholly owned subsidiary, InfiniteSpace.com, Corp. Although all of our office space rental obligations had been paid, our landlord notified us in January 2001 that we were in default in the timely payment of rent due under our office lease. We cured the claimed default by amending our lease agreement increasing the security deposit by $12,500 and granting to the landlord a three year warrant to purchase 120,000 shares of our Common Stock at $.56 per share.

         Management considers our present office space adequate for our foreseeable needs.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is a defendant in an action commenced on April 24, 2001 by EMI Strategic Marketing, Inc., ("EMI") in the Suffolk Superior Court, Index No. 01-1710. The EMI claim is for the sum of $109,470.27 for services rendered to the Company with respect to web site development. The Company is contesting the claim, and has asserted a number of affirmative defenses to the claim.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      Our Common Stock has been traded on the NASDAQ Small Cap Market from April 14, 1994, the effective date of our initial public offering through June 26, 2001, thereafter on the Over-The-Counter Bulletin Board ("OTCBB"). The current trading symbol for our Common Stock is "INSI". The table below shows the high and low sales prices as reported in NASDAQ's informational reports. These prices represent prices between dealers, do not include retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

                               COMMON STOCK PRICE
                  FISCAL 2001                      FISCAL 2000
      Quarter     High         Low            High        Low
      First      $6.50        $2.63          $4.81       $2.19
      Second      3.56         2.00           6.00        3.81
      Third       2.38         0.13           5.25        3.25
      Fourth      1.13         0.22           8.63        4.63

      On July 9, 2001, the closing price of the common stock was $0.19. As of July 9, 2001, we had 170 holders of record of our common stock.

      No dividends have been declared on our Common Stock for the two most recent fiscal years. We currently intend to retain our earnings (when realized) to finance future growth and therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future. Additionally, our current convertible debt financing contains a covenant that prevents us from declaring a cash dividend on our Common Stock.

      On April 5, 2001 and April 9, 2001, we received notices of NASDAQ Staff Determinations, indicating that the Company failed to comply with the net tangible assets and minimum bid price requirements for continued listing, and was subject to delisting from The NASDAQ SmallCap Market. The Company appealed and filed a request for a hearing with the NASDAQ Listing Qualifications Panel (the "Panel") to review the Staff Determinations. On June 26, 2001, NASDAQ notified the Company that because it did not meet the net tangible assets and minimum bid price requirements, NASDAQ would delist the Company's common stock from the NASDAQ Small Cap Market effective on the commencement of trading on June 27, 2001. The Company's Common Stock began trading on the OTCBB beginning with the open of business on June 27, 2001.

      On June 19, 2001, the Company was suspended from the Boston Stock Exchange for not meeting shareholder equity requirements. It is anticipated that the Company will be delisted from the Boston Stock Exchange if it fails to submit a plan for meeting listing requirements acceptable to the Boston Stock Exchange.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      The following discussion of management's analysis of operations for the fiscal year ended March 31, 2001 ("Fiscal 2001") and the fiscal year ended March 31, 2000 ("Fiscal 2000"), and discussion of financial condition at March 31, 2001, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

      We develop, sell, install and support highly scalable digital document repository solutions that provide high-volume document capture, warehousing and delivery functions via a Local Area Network (LAN) or the Internet. Our products bridge back-office with front-office mission critical and customer-centric applications by displaying legacy-generated reports, bills, statements and other documents.

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

      We distribute our products through a combination of a direct sales force and through VARs, distributors and sales alliances with companies including Bell & Howell, Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

      During the second half of Fiscal 2000, we established InfiniteSpace.com, Corp. ("InfiniteSpace"), a business-to-business, electronic statement presentment application service provider (ASP), as a separate wholly owned subsidiary. The focus of InfiniteSpace was to provide electronic statement presentment services to the financial services industry. We completed two acquisitions to add to the resources of InfiniteSpace. The first was the acquisition on December 10, 1999, of all the common stock of Internet Broadcasting Company, Inc. ("IBC") in exchange for 1.0 million shares of our restricted Common Stock. This acquisition was accounted for as a pooling of interests, and accordingly all prior period consolidated financial data has been restated to include the results of operations, financial position and cash flows of IBC. The second was the acquisition, on May 24, 2000, of all the common stock of Lognet 2000, Inc. (formerly Lognet, Inc.) ("Lognet") in exchange for 2.5 million restricted shares of our common stock resulting in a total purchase price of $8.4 million. This acquisition was accounted for under the purchase accounting method.

      Since we were unable to secure the additional financing to support the operations and business strategy of InfiniteSpace, effective with the close of the second quarter of Fiscal 2001, we redirected our strategy to focus on our core products, abandoned the operations of InfiniteSpace, wrote down certain assets related to the two acquisitions completed to support the subsidiary's portal services-based ASP strategy, and reduced our overall expenses. All charges associated with those actions were recorded as a non-recurring charge in Fiscal 2001 results of operations.

      In November 2000, we finalized arrangements that provided an aggregate of $3.5 million in new financing, which included $2.0 million of subordinated convertible debt ("Convertible Debt") provided by Selway Partners LLC ("Selway"), which is a technology holding company engaged in building technology-oriented companies, and CIP Capital LP ("CIP"), a venture capital firm specializing in early and mid-stage technology companies. Selway is an affiliate of INSCI in that Selway has reported that it owns 7.9% of INSCI's Common Stock. Additionally, two of INSCI's five board of directors' members are affiliated with Selway. At the time of the financing, CIP was also a shareholder of INSCI. The total financing package also included $1.5 million of accounts receivable financing with Silicon Valley Bank, which was finalized earlier in the third quarter. Selway and CIP were provided with an option through the end of March 2001 to invest an additional $3.0 million in INSCI under the same terms and conditions as the Convertible Debt. Selway and CIP elected not to exercise the option. For further discussion on the financing see Liquidity and Capital Resources.

      Our prior accounts receivable financing with Silicon Valley Bank was replaced on March 8, 2001 by an arrangement with Prestige Capital Corporation ("Prestige"). INSCI has agreed to sell certain accounts receivable subject to limited recourse at a discount fee of up to 10% depending upon the length of time Prestige holds receivable before collection. INSCI receives 75% of the face value of the receivable upon purchase by Prestige. The remaining amount less the discount fee is remitted to INSCI after Prestige collects the receivable in full.

      On March 1, 2001, INSCI sold the majority of the assets of Lognet to Paynet Electronic Billing Ltd. ("Paynet"), a non-affiliated privately-owned company based in Haifa, Israel. The assets sold to Paynet included all intellectual property rights, technology, development tools, hardware, furniture and equipment related to Lognet's Billminer electronic bill presentment and payment software and the Oneprint and Emulation product lines, as well as customer lists, marketing materials and other assets related to Lognet's business, including the name "Lognet". Paynet further agreed to hire most of Lognet's employees and assume the obligation for the hired employees' compensation and benefits. The consideration received for the sale of Lognet assets includes $245,000 in cash, of which $100,000 was received at closing and the balance as additional consideration for inventory and equipment, a twenty percent (20%) equity interest in Paynet and up to $1,600,000 in future royalties to be paid by Paynet, as a result of future sales on the Billminer Software, Oneprint and Emulation product lines. In connection with this sale, a $110,000 fee was paid to Econium, Inc., an affiliate of Selway, for Econium's assistance to Lognet. The equity interest in Paynet is subject to a share repurchase agreement option granted to Paynet for the sum of $1,000,000, as well as a right of first refusal agreement in favor of Paynet in the event of an initial public offering by Paynet. Results of operations for Fiscal 2001 reflect no gain or loss from this transaction. The carrying value of the investment in Paynet was recorded as of March 31, 2001 at $94,000, which was the carrying value of the assets sold. The Company was required to provide a release of lien of a portion of the collateral pledged to Selway and CIP in order to proceed with the asset sale. In obtaining the required release, the Company agreed to provide, in substitution of the collateral, a security interest on the 20% equity interest and the future royalties to Selway and CIP.

      As of June 21, 2001, we entered into a subordinated convertible debt facility of up to $700,000 with Selway. On June 27, 2001, we received gross proceeds of $250,000 and will receive an additional $100,000 upon completion of several post-closing items. We can draw on the remainder of the facility, at the discretion of Selway, and upon attaining certain operating milestones. The convertible debt bears an annual interest rate of 13 percent payable in cash or in additional debentures and is secured by a junior lien on all of INSCI's assets.

      Additional sources of capital, such as additional debt or equity offerings, will be necessary to fund our currently proposed activities for future periods. There can be no assurances, however, that we will be successful in obtaining funds from any such sources or be qualified to draw down on the convertible debt facility. There exists substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS, OVERVIEW

      Revenues were $10.0 million for Fiscal 2001 compared to $11.0 million for Fiscal 2000. Lower revenues were primarily the result of diverting selling efforts to the start-up of InfiniteSpace during the first two quarters of Fiscal 2001.

      Consolidated net loss for Fiscal 2001 was $17.5 million, which included non-recurring restructuring and other charges of $8.9 million. The consolidated net loss also includes $3.0 million of losses associated with our discontinued IBC and InfiniteSpace operations and our United Kingdom ("UK ") subsidiary.

      Consolidated net loss for Fiscal 2000 was $9.5 million, which includes non-cash charges of $3.9 million. These non-cash charges are comprised of $1.1 million for valuation of options and warrants issued for services and $2.8 million relating to the write-down of capitalized software. The net loss also includes $1.2 million for losses incurred by IBC prior to its acquisition by INSCI. Consolidated loss for Fiscal 2000 also included $1.3 million of start-up expenses for the then newly formed subsidiary, InfiniteSpace.

YEARS ENDED MARCH 31 (in  thousands)                    2001       2000
                                                        ----       ----
LOSS BEFORE NON-RECURRING EXPENSES
  INSCI                                            $ (4,527)       $(3,099)
  IBC                                                   --            (864)
  InfiniteSpace                                      (2,637)        (1,280)
  INSCI UK                                             (394)          (704)
  Lognet                                               (521)           --
NON-RECURRING EXPENSES
  Restructuring and other charges                    (8,916)           --
  Software capitalization write-down                    --          (2,758)
  Acquisition-related expenses                          --            (712)
                                                   --------        -------

LOSS FROM OPERATIONS                               $(16,995)       $(9,417)
  Interest expense                                     (526)           (49)
                                                   --------        -------

NET LOSS                                           $(17,521)       $(9,466)
                                                   ========        =======

      The following table sets forth, for the periods indicated, the percentage relationship that certain items of our results of operations bear to revenue:

                                           FISCAL YEAR ENDED MARCH 31,
                                               2001           2000
                                               ----           ----
                                                %                %
Revenue                                        100             100
Cost of revenue                                 42              43
                                              ----            ----
Gross margin                                    58              57
                                              ----            ----
Expenses
   Sales and marketing                          32              36
   Product development                          58              31
   General and administrative                   49              44
   Non-recurring expenses:
    Restructuring and other charges             89               -
    Software capitalization write-off            -              25
     Acquisition related expenses                -               6
                                              ----            ----
                  Total expenses               228             142
                                              ----            ----
Loss from operations                          (170)            (85)
Interest/other income (expense)                 (5)             (1)
                                              ----            ----
Net loss                                      (175)            (86)
                                              ====            ====

      The following table compares total revenues by quarter for Fiscal 2001 and Fiscal 2000: (in thousands):

                      TOTAL REVENUES BY QUARTER
                           (in thousands)
           FISCAL 2001                         FISCAL 2000
----------------------------------        ---------------------------------
   Q1        Q2       Q3       Q4           Q1       Q2       Q3        Q4
   --        --       --       --           --       --       --        --
 $2,879    $2,506   $2,684   $1,946       $2,455   $3,870   $3,116    $1,579

The following table compares total revenues for Fiscal 2001 and Fiscal 2000 (in thousands):

                                                 FISCAL YEAR ENDED MARCH 31,
REVENUES                                      2001          2000        % CHANGE
                                             -------       -------      --------
Product revenues                           $ 4,043         $ 4,746        (15)%
                                           -------         -------
Installation and implementation services     2,205           3,138        (30)
Maintenance services                         3,767           3,136         20
                                           -------         -------
  Total services revenues                    5,972           6,274         (5)
                                           -------         -------
Total revenues                             $10,015         $11,020         (9)
                                           =======         =======

REVENUES

      Revenues for Fiscal 2001 were approximately $10 million, a decline of $1 million or 9.1% from Fiscal 2000. Of this decline, product sales accounted for $700,000 and installation and implementation services accounted for $900,000, partially offset by an increase of $600,000 in maintenance service revenues. Decreases in both product and installation and implementation services revenues reflect the impact of diverting selling efforts to the start-up of InfiniteSpace during the first two quarters of Fiscal 2001. The increase in maintenance services reflects an increase in maintenance customers and the full effect of price increases enacted in prior years.

      For both Fiscal 2001 and Fiscal 2000 we received in excess of ten percent each of our total revenues from Xerox Corporation and Unisys Corporation, two of our strategic sales partners. A decline in revenues from these sales partners in future quarters would materially affect the revenues and operating results of INSCI.

GROSS PROFIT AND COST OF REVENUES

      Gross profit for Fiscal 2001 was $5.9 million, a decrease of $400,000 or 6.7% from the $6.3 million for Fiscal 2000, primarily reflecting the 9.1% decrease in revenues from the prior year. Gross profit as a percent of revenues was 58.4% for Fiscal 2001 compared to 56.9% for Fiscal 2000. Last year's cost of revenue included the amortization of capitalized software development costs. Due to substantial modifications, integration and revisions of developed and purchased software previously capitalized, the related capitalized software development costs were written off in the fourth quarter of Fiscal 2000. No software development costs were eligible for capitalization in Fiscal 2001.

SALES AND MARKETING

      Sales and marketing expenses for Fiscal 2001 were $3.2 million, a decline of approximately $800,000 or 19.2% from the prior year. This decline was primarily due to costs associated with lower revenues, a reduction in trade show and promotional spending and a reduction in sales personnel. The decline was partially offset by a $500,000 increase in start-up staffing and marketing expenditures related to establishing InfiniteSpace in Fiscal 2001.

PRODUCT DEVELOPMENT

      Product development expenses for Fiscal 2001 were approximately $5.8 million, an increase of $2.4 million or 71.6% from Fiscal 2000. Expenditures for Fiscal 2001 reflect product development expenses for InfiniteSpace and Lognet in the amount of $1.4 million. In addition, expenses for Fiscal 2000 were reduced by approximately $1.2 million due to the capitalization of software development expenses. No software development expenses were eligible for capitalization in the current year.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were approximately $4.9 million, an increase of approximately $100,000 or 1.7% from the prior year. The increase was primarily due to accelerated amortization of previously capitalized costs associated with software rights, provision for bad debts and the inclusion of Lognet in Fiscal 2001. These increases were partially offset by a $1.1 million non-cash charge in Fiscal 2000 for options and warrants issued to pay for professional, investment banking and investor relation services valued using the Black-Scholes methodology.

RESTRUCTURING AND OTHER CHARGES

      As a result of our strategic redirection, we have ceased operations of InfiniteSpace, IBC and our UK subsidiary, reduced operating expenses and have written-down our investment in Lognet. These changes and the costs of closing InfiniteSpace, IBC and UK; along with other costs associated with the realignment of INSCI's strategy, have been charged to the operating results for Fiscal 2001. The major components of the charges were a write-down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $832,000 related to severance payments for approximately 20 terminated employees, $831,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace and its data center.

      At March 31, 2001, the remaining accrual for restructuring costs was $932,000, of which $150,000 was for severance costs and $730,000 was for lease commitments.

INTEREST EXPENSE, NET

      Interest expense for Fiscal 2001 was $601,000, offset by interest income of $75,000 for a net expense of $526,000. Interest expense for Fiscal 2000 was $112,000, offset by interest income of $63,000 for a net interest expense of $49,000. The increase in net interest expense was primarily due to $287,000 of non-cash interest charges related to the issuance of warrants for convertible debt financing and increased borrowings through the accounts receivable financing agreements with Silicon Valley Bank and Prestige, as well as the convertible debt financing.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2001, INSCI had $460,000 of cash and working capital deficit of $6.9 million in comparison to $1.9 million of cash and working capital deficit of $60,000 at March 31, 2000. Accounts receivable were $1.5 million as of March 31, 2001 compared to receivables of $2.6 million as of March 31, 2000.

INSCI's cash flows are summarized below for the fiscal years indicated: (in thousands)

                                                     2001          2000
Cash provided by (used in)
       Operating activities                         $(5,599)     $(3,458)
       Investing activities                           2,512       (2,140)
       Financing activities                           1,636        5,617
                                                    -------      -------
           Increase (decrease) in cash and cash
             equivalents                            $(1,451)     $    19
                                                    =======      =======

Cash and cash equivalents at end of year            $   460      $ 1,911
                                                    =======      =======

      During November 2000, we closed $2.0 million of subordinated convertible debt ("Convertible Debt") financing with Selway, an affiliate, and CIP (the "Investors"). The Convertible Debt is convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per Series A Preferred share. The Series A Preferred is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Convertible Debt bears interest at prime plus 2.5 percent payable in cash or in additional shares of Series A Preferred, at the option of the Investors, and is secured by a subordinated lien on all of Company's assets. Unless previously converted into shares of Series A Preferred, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. As part of the financing, the Investors have also been granted warrants to purchase approximately 462,000 Series A Preferred stock at $1.44 per share. Selway was also issued warrants to purchase 200,000 shares of common stock at $0.72 per share for services rendered in connection with the financing transaction. In addition Selway Management, Inc., an affiliate of Selway, entered into a $20,000 per month management consulting agreement for a term of three years with INSCI. The management fee is payable in either cash or shares of INSCI common stock at INSCI's option. The management agreement was amended in June 2001 whereby the monthly fee was reduced to $15,000 per month. This financing may result in dilution to INSCI's stockholders. The Convertible Debt has a number of non-financial convenant requirements such as certain registration rights and the obligation of the Company to obtain shareholder approval for the issuance of shares resulting from the conversion of the Convertible Debt and warrants. The Company has not complied with these convenants and maybe deemed in default. As of the date of these financial statements, the Investors have not declared a default but there can be no assurance that the Company will not be declared in default in the future. In the event a default was declared that was uncured, the Investors could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. Accordingly, the Company has classified the principal as current in the accompanying consolidated balance sheet.

      On March 8, 2001, we entered into a receivable financing arrangement with Prestige, which replaced a $1.5 million receivable financing arrangement with Silicon Valley Bank. INSCI has agreed to sell certain accounts receivable to Prestige subject to limited recourse at a discount fee of up to 10% depending upon the length of time Prestige holds the receivable before collection. INSCI receives 75% of the face value of the receivable upon purchase by Prestige. At March 31, 2001, INSCI had sold $504,000 of receivables for which it had received $378,000 of cash. The cash was used to fund operations. On March 8, 2001, Selway, an investor of INSCI, entered into a Participation Agreement with Prestige whereby at Prestige's sole discretion Prestige may propose to assign to Selway one or more of the receivables that INSCI proposes to sell to Prestige, which Prestige would otherwise elect not to purchase. Selway may at its sole discretion agree to take an assignment on some or all of the receivables proposed for sale by Prestige. As consideration for this arrangement, Prestige retains one percent of the discount noted above and Selway will receive up to nine percent of the remaining discount as noted above. Of the receivables sold at March 31, 2001, $289,000 was assigned to Selway under this agreement. Discounts earned by Selway on these assigned receivables totaled $10,000.

      As of June 21, 2001, we entered into a subordinated convertible debt facility of up to $700,000 with Selway. We received gross proceeds of $250,000 from the financing on June 27, 2001 and will receive an additional $100,000 upon completion of several post-closing items. INSCI can draw on the remainder of the facility, at the discretion of Selway, and upon attaining certain operating milestones. The convertible debt bears an annual interest rate of 13 percent payable in cash or in additional debentures, is convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share. The convertible debt is secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest are payable at the earlier of June 15, 2002 or upon demand by Selway. The Series B Preferred has liquidation preferences, which are pari passu with other pre-existing shares of Preferred Stock.

      We have a deficiency in our financial statements in that we have $9.0 million in liabilities and $2.9 million in assets. This deficiency, unless remedied, can result in us not being able to continue our business operations. Our plan to continue our business involves our ability to negotiate either reduction in amounts outstanding to vendors or extension of payment terms combined with the termination of InfiniteSpace operations. Additionally, we have and will continue to explore the sale of non-strategic assets. Despite the forgoing measures, there are no assurances that we will be able to meet certain obligations. We have recently received several default notices on certain equipment leases and payables, which combined are material. We are actively negotiating to satisfy the claims.

      Our Board of Directors is actively pursuing potential merger, partnering opportunities and/or asset sale. We expect that these efforts will result in the introduction of other parties with interests and resources, which may be compatible with that of INSCI. However, no assurance can be given that INSCI will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming that INSCI successfully raises additional funds or enters into a business alliance, that it will achieve profitability or positive cash flow. If additional funds from such activities are not available, we will be required to significantly modify the implementation and execution of our business plan and may not be able to continue as a going concern. Additionally, if we are unable to obtain additional funding, we may be required to seek protection under the Federal Bankruptcy Law. Our auditors have issued a going concern opinion as there exists substantial doubt about the Company's ability to continue as a going concern.

"FORWARD-LOOKING" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

      This Annual Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of INSCI and its management. These statements are based upon a number of assumptions and estimates, which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: our ability to achieve or maintain growth or profitability; our ability to execute our business strategy successfully; our ability to obtain financing and to pay off our existing liabilities and fund our working capital needs; our relationship with our existing lenders; our relationship with our customers and suppliers; increased competition; possible system failures and rapid changes in technology; and other factors discussed in this Annual Report and in our other filings with the Securities and Exchange Commission.

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

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this item will be included in our Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2001 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 10.        EXECUTIVE COMPENSATION

         The information required by this item will be included in our Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2001 under the captions "Summary Annual Compensation Table," "Option Grants during Fiscal Year 2001," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Remuneration of Non-Management Directors" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be included in our Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2001 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be included in our Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2001 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

Reports: A Current Report of Form 8-K was filed by the Company on April 12, 2001 reporting the sale of the majority of the assets of the Company's wholly owned subsidiaries Lognet 2000, Inc. and Lognet Systems, Ltd. to Paynet Electronic Billing Ltd. a non-affiliated privately-owned company based in Haifa, Israel.

         A Current Report of Form 8-K dated May 24, 2001 was filed by the Company on May 31, 2001 which reported a change in management with the appointment of Yaron I. Eitan as Chairman of the Board of Directors, Henry F. Nelson as President and Director of the Company, and Derek W. Dunaway as a member of the Board of Directors, and the resignations of Lori Frank as a Director and Chief Executive Officer of the Company, Yoav Cohen as Chairman of the Board of Directors and Glen Sturm and Bahram Yusefzadeh as Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INSCI-STATEMENTS.COM, CORP.

                                            By: /s/ HENRY F. NELSON
                                            -----------------------
                                            Henry F. Nelson, Chief Executive
                                            Officer, President, and Chief
                                            Financial Officer

Dated: July 13, 2001

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes Henry F. Nelson as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any attached amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE              TITLE                                  DATE
           ---------              -----                                  ----

/s/ HENRY F. NELSON        Chief Executive Officer,             July 11, 2001
-------------------        President,  Chief Financial
Henry F. Nelson            Officer and Director


/s/ YARON I. EITAN         Director                             July 11, 2001
------------------
Yaron I. Eitan


/s/ DEREK W. DUNAWAY       Director                             July 11, 2001
--------------------
Derek W. Dunaway


/s/ JOHN A. LOPIANO        Director                             July 11, 2001
-------------------
John A. Lopiano


/s/ FRANCIS X. MURPHY      Director                             July 11, 2001
---------------------
Francis X. Murphy

                           INSCI-STATEMENTS.COM, CORP.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS


Yaron I. Eitan (2)
     Chairman of the Board

Henry F. Nelson
    Chief Executive Officer, President & Chief Financial Officer

Derek Dunaway (1)

John A. Lopiano (1)

Francis X. Murphy (2)

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

                                EXECUTIVE OFFICER

Henry F. Nelson
    Chief Executive Officer, President & Chief Financial Officer



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

INDEX OF EXHIBITS

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below (footnote explanations are at end of Index):

Sequential
Page Number


EXHIBIT NO.     DESCRIPTION OF EXHIBIT

    3.1    Certificate of Incorporation of the Company.
    3.2    Bylaws of the Company.
    3.3 Amendment to Certificate of Incorporation of the Company Creating Preferred Stock.
    3.4    Certificate of Amendment to the Certificate of Incorporation.
    3.5 Certificate of Amendment to Certificate of Incorporation changing the Company name to insci-statements.com, corp.
    4.1 Rights agreement dated April 4, 2000 between the Company and the Rights Agent.
    10.1   1992 Stock Option Plan.
    10.2   1992 Directors Option Plan.
    10.3   1992 Advisory Committee Plan.
    10.4 Accounts Financing Agreement between the Registrant and Congress Financial Corporation, and related documents.
    10.5   Form of 1991 Option.
    10.6   Form of 1992 Warrants.
    10.7   Form of 1992 Convertible Subordinated Note.
    10.8   Form of 1992 Contingent Warrants.
    10.9   Form of 1993 Warrant3/4Version A.
    10.10  Form of 1993 Release Agreement.
    10.11  Form of Management Agreement between the Registrant and Imtech.
    10.12  Form of Tax Sharing Agreement between the Registrant and Imtech.
    10.13  Form of Indemnification Agreement with the Registrant's Directors.
    10.14 Marketing Associate Solution Alliance Agreement between UNISYS Corporation and Registrant.
    10.16  Data General Value Added Reseller Discount Purchase Agreement.
    10.17  Data General Optical Systems and Software Agreement.
    10.18  Distribution Agreement between Fiserv CIR, Inc. and Registrant.
    10.19 Lease Agreement relating to the Company's White Plains, New York headquarters.
    10.20  Forms of Customer License Agreements used by the Company.
    10.21  Forms of Employee Confidentiality Agreements used by the Company.
    10.22 Nondisclosure and Noncompetition Agreement between the Registrant, Imtech and Mason Grigsby.
    10.23  Form of 1993 Warrant - Version B.
    10.24  Employment Agreement between the Company and John L. Gillis.
    10.25  Employment Agreement between the Company and Kris Canekeratne.
    10.26 Form of 1993 Exchange Agreement and Investor Suitability Representations.
    10.27  Form of 1993 Conversion Agreement.
    10.28  Waivers by Congress Financial Corporation.
    10.29  Form of Investor's Warrant Agreement.
    10.30  Form of Representative's Warrant Agreement.
    10.31 License Agreement between Bull HN Information Systems, Inc. and Registrant.
    10.33  Loan Agreement between BNY Financial Corporation and Registrant.
    10.34 Preferred Stock Subscription Agreement between the Company and Imtech relating to Preferred Stock.
    10.35 Business Partner Agreement between International Business Machines Corporation and Registrant.
    10.36  Waiver by BNY Financial Corporation.
    10.37 Stock Escrow Agreement between Registrant, Imtech and First Union National Bank of North Carolina (as Escrow Agent)
    10.39  Promissory Note to the Company from John L. Gillis and Sandra Gillis.
    10.40 Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
    10.41 Amendment to Loan Agreement between BNY Financial Corporation and Registrant.
    10.42 Lease agreement relating to the Company's Westborough, MA headquarters.
    10.43  Employment agreement with Jack Steinkrauss.
    10.44  First amendment to employment agreement with John Gillis.
    10.45  First amendment to employment agreement with Kris Canekeratne.
    10.46  Agreement for system purchase by The Northern Trust Company.
    10.47  Preferred stock conversion agreement.
    10.48  Technology and Reseller Agreement with Elixir Technologies, Inc.
    10.49 Private Placement Term Sheet and Exhibits for offering of 90-Day 10% Subordinated Notes. Repayable in Cash or in Shares of the Company's Proposed 10% Convertible Preferred Stock.
    10.50  First Amendment to Private Placement Term Sheet and Exhibits.
    10.51  Employment agreement with Edward J. Prince.
    10.52 Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
    10.53  Employment Contract with George Trigilio, Jr.
    10.54  Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
    10.55  Warrant Exchange Agreement with Norcross & Company
    10.56  Asset Purchase Agreement between the Company and Courtland Group,
           Inc.
    10.57 10% Convertible Preferred Stock Private Placement Term Sheet and Exhibits
    10.58  Unit Private Placement Term Sheet and Exhibits
    10.59  Credit Line Agreement between the Company and Silicon Valley Bank
    10.60  Amendment to Employment Agreement with E. Ted Prince, CEO
    10.61 Acquisition Agreement between The Internet Broadcasting Company, Inc. and insci- statements.com, corp.
    10.62 Regulation D Share Purchase Agreement, Form of Warrant and Registration Agreement with The Tail Wind Fund, Ltd.
    10.63 Investment Agreement dated November 28, 2000 by and between the Company, Selway and CIP.
    10.64  Employment Agreement with Lori Frank.
    10.65 Asset Purchase Agreement between Lognet Systems Ltd, Lognet 2000, Inc., Paynet Electronic Billing Ltd. and insci-statements.com, corp.
    10.66 Purchase and Sale Agreement between Prestige Capital Corporation and insci-statements.com Corp.*
    10.67 Participation Agreement between Prestige Capital Corporation and Selway Partners, LLC.*
    10.68  Employment Agreement with Henry F. Nelson*
    10.69 Investment Agreement as of June 21, 2001 between Selway Partners, LLC, Selway Management, Inc. and insci-statements.com,corp.*
    10.70 Amendment No. 1 to Management Agreement between insci-statements.com,corp. and Selway Management, Inc.*
    13.1   Form 10-QSB for the quarter ended June 30, 2000
    13.2   Form 10-QSB for the quarter ended September 30, 2000
    13.3   Form 10-QSB for the quarter ended December 31, 2000
    16.1   Letter regarding change in certifying accountants
    16.2 Pannell Kerr Forster P.C. letter regarding change in certifying accountants.
    21.1   Subsidiaries of the Company

----------------------------------

    Unless otherwise noted, the exhibit is incorporated by reference with a prior filing.
*   Annexed hereto

            TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements                                      Page
---------------------------------                                      ----

Report of Independent Public Accountants                                F-2

Consolidated Balance Sheet as of March 31, 2001                         F-3

Consolidated Statements of Operations for the Years Ended
      March 31, 2001 and 2000                                           F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
  Years Ended March 31, 2001 and 2000                                   F-5

Consolidated Statements of Cash Flows for the Years Ended
      March 31, 2001 and 2000                                           F-6

Notes to Consolidated Financial Statements                              F-8

Report of Independent Public Accountants

To insci-statements.com, corp.:

We have audited the accompanying consolidated balance sheet of insci-statements.com, corp. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of insci-statements.com, corp. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for each of the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and limited capital resources along with other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                /s/ Arthur Andersen LLP

Boston, Massachusetts
June 13, 2001, (except with respect to the matter discussed in Notes 1 and 15, as to which the date is June 27, 2001)
                           insci-statements.com, corp.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                             MARCH 31, 2001
ASSETS
Current assets:
      Cash and cash equivalents                                 $    460
      Accounts receivable, net of allowance for
       doubtful accounts of $227                                   1,462
      Prepaid expenses and other current assets                      162
                                                                --------
          Total current assets                                     2,084
Property and equipment, net                                          564
Other assets                                                         230
                                                                --------

Total assets                                                    $  2,878
                                                                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Advances on receivables and bank debt                     $    902
      Convertible debt                                             2,000
      Accounts payable                                             1,713
      Accrued expenses and other current liabilities               2,526
      Capital lease obligations                                      360
      Deferred revenue                                             1,521
                                                                --------
          Total current liabilities                                9,022
                                                                --------
Commitments and contingencies (Note 9)
Series A Convertible Redeemable Preferred
  Stock, $.01 par value, authorized 4,308,
  issued none                                                       --
                                                                --------
Stockholders' deficit:
      Convertible preferred stock, $.01 par value,
        authorized 5,692 shares:
          8% Convertible redeemable preferred stock,
            861 shares issued and outstanding, no
            liquidation preference                                     8
      Common stock, $.01 par value, authorized 40,000 shares:
         issued and outstanding 16,068 shares                        161
      Additional paid-in capital                                  47,142
      Accumulated deficit                                        (53,455)
                                                                --------
          Total stockholders' deficit                             (6,144)
                                                                --------
Total liabilities and stockholders' deficit                     $  2,878
                                                                ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           insci-statements.com, corp.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                 Years ended March 31,
                                                    2001        2000
Revenue
      Product                                     $  4,043    $  4,746
      Services                                       5,972       6,274
                                                  --------    --------
         Total revenue                              10,015      11,020
                                                  --------    --------
Cost of revenue
      Product                                        1,040       1,747
      Services                                       3,124       3,000
                                                  --------    --------
          Total cost of revenue                      4,164       4,747
                                                  --------    --------
Gross margin                                         5,851       6,273
                                                  --------    --------

Expenses:
      Sales and marketing                            3,240       4,011
      Product development                            5,751       3,351
      General and administrative                     4,939       4,858
      Non recurring expenses:
          Restructuring and other charges            8,916        --
          Software capitalization write-down          --         2,758
          Acquisition-related expenses (Note 2)       --           712
                                                  --------    --------
                                                    22,846      15,690
                                                  --------    --------
Loss from operations                               (16,995)     (9,417)
Interest expense, net                                 (526)        (49)
                                                  --------    --------
Net loss                                           (17,521)     (9,466)
Preferred stock dividend (Note 7)                     (277)     (1,567)
                                                  --------    --------
Net loss applicable to common shareholders        $(17,798)   $(11,033)
                                                  ========    ========
Net loss per common share - basic and diluted     $  (1.16)   $  (1.11)
                                                  ========    ========

Weighted average common
      Shares outstanding - basic and diluted
                                                    15,319       9,967
                                                  ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                    insci-statements.com, corp.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               Years ended March 31, 2001 and 2000
                                                         (in thousands)

                                          Preferred Stock          Common Stock    Additional    Deferred   Accum-
                                          ---------------------------------------     Paid-in     Compen-   ulated
                                          Shares     Amount       Shares   Amount     Capital     sation     Deficit      Total
BALANCE, MARCH 31, 1999 AS RESTATED        2,557    $     25       7,885   $     79   $ 28,303     $ --      $(24,905)   $  3,502
10% Preferred stock conversion
  to common stock                           (103)         (1)         61          1       --         --          --          --
8% Preferred stock conversion to
  common stock                            (1,344)        (14)      1,461         14       --         --          --          --
Preferred stock issued as dividend on
  8% convertible redeemable
  Preferred stock                            140           2        --         --          522       --          (524)       --
Issuance of shares to Tail Wind
   Fund, net of issuance costs              --          --           803          8      2,177       --          --         2,185
Stock options issued for services           --          --          --         --        1,145       --          --         1,145
Deferred compensation                       --          --          --         --          938       (938)       --          --
Stock issued for services                   --          --            25       --          103       --          --           103
Stock issued for software rights            --          --           150          2        738       --          --           740
Exercise of stock options                   --          --         1,700         17      2,554       --          --         2,571
Issuance of IBC preferred shares             181           2        --         --          633       --          --           635
IBC Preferred stock conversion to
   Common stock                             (487)         (5)        426          4          1       --          --          --
Preferred stock dividend                    --          --           261          3      1,040       --        (1,043)       --
Conversion of convertible debt to
  Common stock                              --          --           143          1        502       --          --           503
Adjustment for pooling of Interests         --          --          --         --         --         --           281         281
Net loss                                    --          --          --         --         --         --        (9,466)     (9,466)
                                       -------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                      944           9      12,915        129     38,656       (938)    (35,657)      2,199
8% Preferred stock conversion to
   Common stock                             (310)         (3)        337          3       --         --          --          --
8% Preferred stock issued as
   dividend on 8% Preferred stock            227           2        --         --          205       --          (207)       --
8% Preferred stock dividend paid            --          --          --         --         --         --           (70)        (70)
Stock options issued for services           --          --          --         --         (118)      --          --          (118)
Reversal of deferred compensation           --          --          --         --         (938)       938        --          --
Common stock issued for services            --          --           170          2        111       --          --           113
Common stock issued for
   software rights                          --          --            40          1        132       --          --           133
Exercise of common stock options            --          --           106          1        159       --          --           160
Common stock issued for
   acquisition  of Lognet 2000, Inc.        --          --         2,500         25      8,413       --          --         8,438
Common stock warrants issued
   for services                             --          --          --         --          235       --          --           235
Series A Preferred warrants issued
   to investors                             --          --          --         --          180       --          --           180
Beneficial conversion feature on
   convertible debt                         --          --          --         --          107       --          --           107
Net loss                                    --          --          --         --         --         --       (17,521)    (17,521)
                                       -------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                      861    $      8      16,068   $    161   $ 47,142   $   --      $(53,455)   $ (6,144)
                                       ===========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                insci-statements.com, corp.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                               Years ended March 31,
                                                                   2001       2000
                                                                --------    --------
Cash flows from operating activities:
     Net loss                                                   $(17,521)   $ (9,466)
     Adjustment for pooling of interests                            --           281
                                                                --------    --------
         Adjusted net loss                                       (17,521)     (9,185)
     Reconciliation of net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                              691         686
          Amortization of capitalized software costs                --           991
          Write-down of capitalized software costs                  --         2,758
          Non-cash restructuring and other charges                 7,045        --
          Amortization of other assets                               921         210
          Stock options and warrants issued for
             services and expenses                                   375       1,145
          Stock issued for services                                  113         103
          Changes in assets and liabilities:
               Accounts receivable                                 1,226         437
               Prepaid expenses and other current assets             (44)        201
               Deposits and other assets                             259         (20)
               Accounts payable                                      400        (444)
               Accrued expenses and other liabilities                561        (234)
               Deferred revenue                                      375        (106)
                                                                --------    --------
Net cash used in operating activities                             (5,599)     (3,458)
                                                                --------    --------

Cash flows from investing activities:
               Additions to capitalized software
                 development costs                                  --          (540)
               Additions to purchased software                      --          (618)
               Capital expenditures                                 (468)       (982)
               Net proceeds from sale of Lognet
                 assets                                              135        --
               Cash acquired upon purchase of
                 Lognet, net of acquisition costs                  2,845        --
                                                                --------    --------

Net cash provided by (used in) investing activities                2,512      (2,140)
                                                                --------    --------

Cash flows from financing activities:
               Net proceeds (repayments) on short-term debt          (46)        410
               Proceeds from (repayments of) convertible debt      2,000        (151)
               Payment of dividend on 8% Preferred Stock             (70)       --
               Proceeds from issuance of common
                 stock to Tail Wind Fund, net of
                 issuance costs                                     --         2,185
               Proceeds from issuance of preferred stock            --           635
               Proceeds from exercise of options and warrants        160       2,571
               Repayments of capital lease obligations              (408)        (33)
                                                                --------    --------
Net cash provided by financing activities                          1,636       5,617
                                                                --------    --------
Net change in cash and cash equivalents                           (1,451)         19
Cash and cash equivalents, beginning of year                       1,911       1,892
                                                                --------    --------
Cash and cash equivalents, end of year                          $    460    $  1,911
                                                                ========    ========
Supplemental disclosure of cash flow information
Cash paid for interest                                          $    601    $    112
                                                                ========    ========
Cash paid for income taxes                                      $   --      $   --
                                                                ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           insci-statements.com, corp.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

   During fiscal years 2001 and 2000, the Company issued 337,082 and 1,522,004 shares, respectively, of its common stock for the conversion of its preferred stocks.

   During fiscal years 2001 and 2000, the Company issued 227,127 and 139,881 shares, respectively, of its 8% convertible redeemable preferred Stock in payment of the dividends due on this stock.

   During fiscal 2001, the Company issued 2,500,000 shares of its common stock valued at $8.4 million to acquire all of the common shares of Lognet 2000, Inc. and assumed liabilities in the amount of $488,000.

   During fiscal 2000, the Company issued 1,000,000 shares of its common stock to acquire all of the common shares of Internet Broadcasting Company, Inc. in a pooling of interests.

   During fiscal 2001 and 2000, the Company issued 40,000 and 150,000, respectively, shares of its common stock in exchange for software program rights. These shares had a fair market value of $133,000 and $740,000, respectively.

   During fiscal 2000, the Company issued 280,936 warrants to The Tail Wind Fund to purchase shares of its common stock at an exercise price of $4.30 per share.

   During fiscal 2001, the Company issued 461,540 and 557,268 warrants to purchase Series A convertible redeemable preferred stock and common stock, respectively. These warrants were valued at $180,000 and $235,000, respectively.

   During fiscal 2001, the Company sold certain assets of Lognet to Paynet for $175,000 in net cash and non-cash consideration consisting of a 20% equity interest in Paynet and future royalties.

   During fiscal 2001 and 2000, the Company acquired property and equipment under capital leases with a value of $25,000 and $763,000, respectively.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           INSCI-STATEMENTS.COM, CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - BUSINESS ENVIRONMENT AND MANAGEMENT'S PLANS

      insci-statements.com, corp. ("INSCI") develops and provides software for electronic document distribution, storage and presentment. INSCI's financial statements for the year ended March 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. INSCI incurred a net loss of $17.5 million for the year ended March 31, 2001 and as of March 31, 2001 had an accumulated deficit of $53.5 million and a working capital deficit of $6.9 million. INSCI's revenues fluctuate because of a variety of factors including; the amount of revenue generated from our alliances with other companies selling our products, the length of the sales cycle for our products, demand for our products, and the introduction of new products and product enhancements. INSCI is currently past due on many of its current obligations and commitments to creditors. At the present time, a number of creditors and vendors have threatened action against INSCI. There is no assurance that creditors will continue to supply goods and services to the Company, or that they will not commence legal action against INSCI that may result in INSCI either voluntarily or involuntarily seeking protection under the Federal Bankruptcy Law. Effective with the close of INSCI's second fiscal quarter September 30, 2000, there was a redirection of its business strategy resulting in a restructuring and other charge of $8.9 million to the results of operations for fiscal year 2001. At the same time INSCI closed on a $2.0 million subordinated convertible debt financing and began to implement INSCI's redirected business strategy. During May 2001, a new management team was hired and INSCI announced it would seek strategic partnerships or alliances, obtain new commercial and/or equity financing, or other business combinations. The new management team revised INSCI's operating plan and introduced several cost reduction programs. As of June 21, 2001, INSCI entered into a subordinated convertible debt facility of up to $700,000 as an interim financing solution.

      INSCI's Board of Directors is actively pursuing potential merger, partnering opportunities and/or asset sale. INSCI expects that these efforts will result in the introduction of other parties with interests and resources, which may be compatible with that of INSCI. However, no assurance can be given that INSCI will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming that INSCI successfully raises additional funds or enters into a business alliance, that it will achieve profitability or positive cash flow. If INSCI is unable to obtain adequate additional financing or enter into such business alliance, it may be required to seek protection under the Federal Bankruptcy law. These factors, as well as certain other risk factors enumerated in the Company's Form 10-KSB for the fiscal year ended March 31, 2001, raise substantial doubts concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of insci-statements.com corp. and all majority-owned subsidiaries (the "Company" or "INSCI"). The Company uses a fiscal year ending on March 31. Accordingly, the accompanying financial statements include the fiscal year ended March 31, 2001 ("Fiscal 2001") and the fiscal year ended March 31, 2000 ("Fiscal 2000"). In the Notes to Consolidated Financial Statements, all dollar amounts in tabulations are in thousands of dollars unless otherwise indicated.

      The accompanying consolidated financial statements give effect to INSCI's acquisition of Lognet 2000, Inc. ("Lognet") on May 24, 2000, which has been accounted for by the purchase method of accounting. Accordingly, operating results and cash flows for Fiscal 2001 include the results of Lognet subsequent to the date of acquisition.

      Additionally, the accompanying consolidated financial statements give retroactive effect to INSCI's acquisition of Internet Broadcasting Company, Inc. ("IBC") on December 10, 1999, which has been accounted for as a pooling of interests. The Company completed a merger (the "Merger") with IBC by issuing 1,000,000 shares of INSCI common stock for all the common stock of IBC. Each share of IBC common stock was exchanged for 0.2188 shares of INSCI common stock. IBC had incurred losses prior to its acquisition by INSCI. These losses are included in the consolidated statements of operations.

      The accompanying financial statements also include the operations of INSCI and its wholly owned subsidiaries, InfiniteSpace.com, Corp. ("InfiniteSpace") located in Westborough, Massachusetts, and INSCI (UK) Limited, a product development center located in the United Kingdom. These two subsidiaries are no longer active and their operations have been terminated. The INSCI (UK) Limited subsidiary has not been financially significant to the consolidated results of INSCI.

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

   REVENUE RECOGNITION

      Statement of Position ("SOP") 97-2, Software Revenue Recognition, was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition. SOP 97-2 provides revised and expanded guidance of software revenue recognition and applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. INSCI adopted SOP 97-2 and SOP 98-4 in fiscal 1999. Management believes the Company's current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. The AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions entered into during Fiscal 2000. INSCI adopted SOP 98-9 for fiscal 2000. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 did not have a material impact on the Company's financial position or results of operations

      Product revenues from the sale of software licenses are recognized when evidence of a license agreement exists, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor specific objective evidence exists to allocate the total fee to elements of the arrangements. The Company's software license agreement does not (i) entitle the buyer to any right of return or exchange, or (ii) grant the customer any right to product upgrades or enhancements. Software maintenance revenue is recognized ratably over the contract period, generally one year.

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

   ACQUISITIONS

      On December 10, 1999, INSCI completed the acquisition of IBC in a stock for stock merger. INSCI issued 1,000,000 shares of its common stock in exchange for all outstanding common stock of IBC. Additionally, all vested and unvested IBC stock options were exchanged for equivalent INSCI stock options. IBC, a privately held company located in Pompano Beach, Florida, is a developer and provider of proprietary technology for the secure delivery of financial documents. The acquisition was accounted for as a pooling of interests and, accordingly, the financial statements for periods prior to the combination have been restated to include the accounts and results of operation of IBC. The statement of stockholders equity reflects the accounts of INSCI as if the additional common stock had been issued during all periods presented. The statement of operations of INSCI for the year ended March 31, 2000 has been combined with IBC's statement of operations for the years ended March 31, 2000. An adjustment has been made to accumulated deficit in Fiscal 2000 to conform the fiscal year end of IBC to March 31, 2000. Information concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis.

      During Fiscal 2000, INSCI incurred approximately $712,000 of expenses related to this acquisition, which are included in non-recurring expenses in the accompanying consolidated statements of operations.

      As a result of the acquisition, 486,608 shares of IBC preferred stock were converted into 686,698 shares of INSCI common stock. The IBC preferred stock contained a beneficial conversion feature that resulted in an additional issuance of 260,916 shares of INSCI common stock, which were valued at $4.00 per share. As such, a special preferred dividend of $1,043,000 was recorded during Fiscal 2000.

      On May 24, 2000, the Company completed the acquisition of Lognet in a stock for stock exchange. The Company issued 2,500,000 shares of its common stock in exchange for all outstanding common stock of Lognet. Lognet, a privately held company located in Totowa, New Jersey, and its wholly owned subsidiary, Lognet Systems Ltd. located in Haifa, Israel, are in the PC-to-host and print connectivity industries, as well as the business of electronic bill presentment and payment ("EBPP"). The Company agreed to certain registration rights for this transaction, as of the date of these financial statements such registration has not occurred and the Company is not aware of any claims asserted by the respective shareholders. The acquisition was accounted for by the purchase method of accounting.

      The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation was based on the Company's estimates of respective fair values. The components of the purchase price and allocation are as follows:

2,500,000 restricted  shares of INSCI
  Common Stock                                   $8,438
Debt assumed                                        488
Acquisition costs                                   216
                                                 ------

    Total consideration and acquisition costs    $9,142
                                                 ======

Allocation of purchase price:
    Current assets                               $3,319
    Property and equipment                          172
    Other assets                                    140
    Goodwill                                      6,257
    Current liabilities                            (522)
    Other liabilities                              (224)
                                                 ------

    Total                                        $9,142
                                                 ======

      The excess of consideration paid over the fair market value of net assets (goodwill) was being amortized over 10 years. Subsequently, the Company wrote off the unamortized goodwill balance of approximately $6.0 million due to management's decision to sell Lognet's assets and the Company's change in strategic direction.

      The following unaudited pro forma combined results of operations for Fiscal 2000 have been prepared by consolidating the company's historical results of operations for Fiscal 2000 with Lognet's results of operations for the year ended December 31, 1999. In preparing the pro forma data, adjustments have been made for the amortization of goodwill and the effect on weighted average shares for the stock issued. The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transaction been effected at the beginning of Fiscal 2000 or of future results of the combined companies.

Revenue                                             $12,698
Net loss                                            (11,722)
Net loss applicable to common shares                (13,289)
Net loss per common share                             (1.07)

      For Fiscal 2001, the results of operations for Lognet prior to the acquisition date are not material to the results of operations of INSCI.

      On March 1, 2001 INSCI sold the majority of the assets of Lognet to Paynet Electronic Billing Ltd. ("Paynet"), a nonaffiliated privately owned company based in Haifa, Israel. The assets sold to Paynet included all intellectual property rights, technology, development tools, hardware, furniture and equipment related to Lognet's Billminer electronic bill presentment and payment software and the Oneprint and Emulation product lines, as well as customer lists, marketing materials and other assets related to Lognet's business, including the name "Lognet". Paynet further agreed to hire most of Lognet's employees and assume the obligation for the hired employees' compensation and benefits. The consideration received for the sale of Lognet assets includes $245,000 in cash, of which $100,000 was received at closing and the balance as additional consideration for inventory and equipment a twenty percent (20%) equity interest in Paynet and up to $1,600,000 in future royalties to be paid by Paynet, as a result of future sales on the Billminer Software, Oneprint and Emulation product lines. In connection with this sale, a $110,000 fee was paid to Econium, Inc. ("Econium"), an affiliate of Selway for Econium's assistance to Lognet. The equity interest in Paynet is subject to a share repurchase agreement option granted to Paynet for the sum of $1,000,000, as well as a right of first refusal agreement in favor of Paynet in the event of an initial public offering by Paynet. Results of operations for Fiscal 2001 reflect no gain or loss from this transaction. The carrying value of the investment in Paynet was recorded as of March 31, 2001 at $94,000, which was the carrying value of the assets sold. The Company was required to provide a release of lien of a portion of the collateral pledged to Selway and CIP in order to proceed with the Sale of Asset Agreement. In obtaining the required release, the Company agreed to provide, in substitution of the collateral, a security interest on the 20% equity interest and the future royalties to Selway and CIP. Revenues and net loss reported for Fiscal 2001 include approximately $800,000 and ($600,000), respectively, for Lognet.

   CAPITALIZED SOFTWARE

      Prior to and during fiscal 2000, the Company capitalized the qualifying costs of developing software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of costs requires that technological feasibility has been established. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When the software is fully documented and available for unrestricted sale, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product (estimated at three years) or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

      Also during fiscal 2000, the Company capitalized as purchased software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with INSCI. The cost of the software is amortized on the same basis as capitalized software costs. The amortization period is re-evaluated quarterly with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

      During fiscal 2000, the Company redirected the focus of the business to address the electronic statement presentment market. This redirection required substantial modifications, integration and revisions to versions of developed and purchased software previously capitalized, thus making these versions obsolete. As a result of these factors, the Company wrote-down $1,113,000 of capitalized software development costs and $1,645,000 of capitalized purchased software during fiscal 2000, which are included in non-recurring expenses in the accompanying consolidated financial statements. In Fiscal 2001, software development costs have been expensed as incurred due to the uncertainty surrounding the estimated life and future revenue streams to be generated from these products. These costs are included in product development expenses in the accompanying consolidated statements of operations, accordingly, at March 31, 2001 there were no capitalized software costs recorded in the Company's balance sheet.

      Prior to the write-down, the Company had capitalized software development and purchased software costs of $540,000 and $618,000, respectively, during the year ended March 31, 2000, of which $325,000 and $666,000, respectively, was amortized and included in cost of revenue in the accompanying consolidated statements of operations.

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

            Furniture and fixtures.....   5-7 years
            Equipment..................   3-5 years
            Software...................   1.5-3 years
            Leasehold improvements.....   Life of lease

   INCOME TAXES

      The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are currently in effect.

   FOREIGN CURRENCY TRANSLATION

      Foreign currencies are translated in accordance with SFAS No. 52, Foreign Currency Translation. Under this standard, assets and liabilities of our foreign subsidiary are translated into U.S. dollars at current exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.

   COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires a company to report comprehensive income and its components in a full set of financial statements. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources, such as foreign currency translation adjustments. The Company's net loss is equal to its comprehensive loss for all periods presented.

   LOSS PER SHARE

      Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the year. For Fiscal 2001 and Fiscal 2000, approximately 11.0 million and 8.0 million of stock options, warrants and convertible securities were excluded because their effect would be antidilutive.

   CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. INSCI maintains its cash balances primarily in one financial institution. The Company's cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2001, the uninsured amounts held were approximately $360,000. INSCI has not experienced any losses on these investments to date.

      INSCI has not experienced significant losses relating to collection of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers. As of March 31, 2001, the Company has greater than 10% of the outstanding accounts receivable concentrated with two individual customers (see Note 12).

   IMPAIRMENT OF LONG-LIVED ASSETS

      The Company follows SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset. See Capitalized Software footnote for impairment of the capitalized and purchased software costs.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments include cash and cash equivalents, trade receivables, convertible debentures and accounts payable, and they are carried at cost or carrying value. These amounts were not materially different from their fair values. The Company uses a discounted cash flow methodology to calculate the fair value of the convertible debentures.

   ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

      SFAS No. 123, Accounting for Stock-Based Compensation, requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB Opinion No. 25 and make the required pro forma disclosures for compensation. Stock options and warrants granted to non-employees are valued using the Black-Scholes option pricing model (See Notes 8 and 11).

   RECLASSIFICATION

      Certain items for Fiscal 2000 have been reclassified to conform to the Fiscal 2001 financial statement presentation. These reclassifications had no effect upon previously reported net loss.

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company does not currently nor does it intend in the future to use derivative instruments and therefore does not expect that the adoption of SFAS No. 133 will have any impact on its financial position or results of operations.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. INSCI adopted SAB No. 101 in the fourth quarter of fiscal 2001. The application of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

      In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment at March 31, 2001, including equipment acquired under capital leases, consist of the following (in thousands):

Furniture and fixtures                                   $  167
Equipment                                                   943
Software                                                    360
Leasehold improvements                                      159
                                                         ------
                                                          1,629
Less accumulated depreciation and amortization            1,065
                                                         ------
                                                         $  564
                                                         ======

Depreciation and amortization expense was $691,000 and $686,000 for fiscal years 2001 and 2000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

      (1) INSCI engaged Emerging Technology Ventures, Inc. ("ETVI") to manage acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), President of ETVI, is also a director of INSCI. ETVI was paid a monthly retainer of $6,000 through December 2000. For completed transactions ETVI will receive a commission, which is offset against cumulative retainer fees paid. The arrangement with ETVI also provides that ETVI will receive 2% of the revenues generated from these alliances. Additionally, during Fiscal 2001, ETVI earned fees of $168,750 related to the acquisition of Lognet 2000, Inc. At March 31, 2001 approximately $98,000 remained as an outstanding liability which is included in accounts payable in the accompanying consolidated balance sheet. In October 1995, ETVI was granted a stock option to acquire 400,000 shares of INSCI Common Stock at an exercise price of $2.31 per share. In July 1998 an amendment to the stock option agreement revised the exercise price for future vesting options to $0.94 per share. During Fiscal 2001 and 2000, no options were vested. At March 31, 2000, remaining unvested options outstanding totaled 167,201 and were valued at $876,000 using the Black-Scholes option-pricing model. These options expired during Fiscal 2001 and accordingly, the deferred compensation related to these options was reversed to additional paid in capital.

      (2) INSCI entered into an agreement with Technology Providers (Ltd. of Sri Lanka and Incorporated of USA) ("TPL") under which TPL would provide computer programming services for certain software products under development and for selected customer application projects. Services rendered by TPL totaled $919,000 in Fiscal 2001 and $1,116,000 in Fiscal 2000. TPL is owned by family members of Mr. Krishan A. Canekeratne, a former Senior Vice President of Development for the Company, who resigned in fiscal 1999. Mr. Canekeratne had no direct ownership interest in TPL during his employment with INSCI. In the opinion of management, the fees paid under this agreement are at fair market value rates. This arrangement was terminated during fiscal 2001. Amounts due to TPL approximated $106,000 at March 31, 2001, which is included in accounts payable in the accompanying consolidated balance sheet.

      (3) INSCI entered into a Management Consulting Agreement for a term of three years with Selway Management, Inc., an affiliate of Selway. During Fiscal 2001, Selway's $100,000 in management fees payable under this agreement was satisfied by the issuance of 164,385 shares of the Company's common stock to Selway. (See Note 15)

NOTE 5 - DEBT

Advance on Receivables                            $  378
Promissory Note due October 1, 2001        $394
Other Bank Debt                             130      524
                                           ----
Convertible Debt                                   2,000
                                                  ------
                                                  $2,902
                                                  ======

      On March 8, 2001, INSCI entered into an arrangement with Prestige Capital Corporation ("Prestige") whereby INSCI agreed to sell certain accounts receivable subject to limited recourse at a discount fee of up to 10% depending upon the length of time Prestige holds the receivable before collection. INSCI receives 75% of the face value of the receivable upon purchase by Prestige. The remaining amount less the discount fee is remitted to INSCI after Prestige collects the receivable in full. At March 31, 2001, INSCI had sold $504,000 of receivables for which it had received $378,000 of cash. The cash proceeds were used to fund operations. During Fiscal 2001, INSCI had recorded $57,000 of discounts taken by Prestige as interest expense in the accompanying consolidated statements of operations.

      On March 8, 2001, Selway entered into a Participation Agreement with Prestige whereby at Prestige's sole discretion Prestige may propose to assign to Selway one or more of the receivables that INSCI proposes to sell to Prestige, which Prestige would otherwise elect not to purchase. Selway may at its sole discretion agree to take an assignment on some or all of the receivables proposed for sale by Prestige. As consideration for this arrangement, Prestige retains one percent of the discount noted above and Selway will receive up to nine percent of the remaining discount as noted above. Of the receivables sold at March 31, 2001, $289,000 was assigned to Selway under this agreement. Discounts earned by Selway on these assigned receivables totaled $10,000.

      The agreement with Prestige replaced a receivable financing agreement with Silicon Valley Bank ("SVB") which provided for the purchase of up to $1,500,000 of INSCI's eligible accounts receivables ("Purchased Receivables") at an advance rate not to exceed 80% of the eligible receivables. The annual rate of interest to be paid to SVB on the average monthly Purchased Receivables outstanding is prime plus 3%. Additionally, SVB was entitled to a handling fee of 0.75% of the Purchased Receivables. On March 8, 2001, the $13,000 outstanding under the SVB agreement was paid in full from proceeds of receivables sold to Prestige.

      Repayment of the promissory note is guaranteed by certain stockholders and related parties, each of whom is jointly and severally liable on the promissory note. Interest is payable at prime plus 1.5% with a minimum rate of 8.5%.

      At March 31, 2001, the effective interest rate on outstanding short term bank debt was 9.90% while the weighted average interest rate for Fiscal 2001 was 11.57%.

      During November 2000, INSCI closed $2.0 million of subordinated convertible debt financing ("Convertible Debt") with Totowa, New Jersey-based Selway Partners, LLC and CIP Capital L.P. of Wayne, PA (the "Investors"). Selway is a technology holding company engaged in building technology-oriented companies. CIP Capital is a venture capital firm that specializes in early and mid-stage technology companies. Both Selway and CIP were existing INSCI shareholders.

      The Convertible Debt is convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per share. The Series A Preferred is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Convertible Debt bears interest at prime plus 2.5 percent payable in cash or in additional shares of Series A Preferred, at the option of the Investors, and is secured by a subordinated lien on all of INSCI's assets. Unless previously converted into shares of Series A Preferred, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. At the date of issuance, the Convertible Debt contained a beneficial conversion feature of approximately $107,000, which was recorded immediately to interest expense.

      As part of the financing, the Investors have also been granted warrants to purchase 461,540 shares of Series A Preferred at an exercise price of $1.44 per share. The Series A Preferred is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The warrants are immediately exercisable and expire in November 2002. The Company has valued these warrants using the Black-Scholes option-pricing model, using volatility and expected life assumptions of 60% and 2 years, respectively. The fair value of approximately $180,000 was recorded immediately as interest expense in the accompanying consolidated statements of operations.

      Selway was also issued warrants to purchase 200,000 shares of common stock at $.72 per share for services rendered in connection with the financing transaction. The warrants are immediately exercisable and expire in November 2003. The Company has valued these warrants using the Black-Scholes option-pricing model, using volatility and expected life assumptions of 60% and 3 years, respectively. The fair value of approximately $69,000 was recorded immediately in general and administrative expense in the accompanying consolidated statements of operations.

      The Convertible Debt has a number of non-financial convenant requirements such as certain registration rights and the obligation of the Company to obtain shareholder approval for the issuance of shares resulting from the conversion of the Convertible Debt and warrants. The Company has not complied with these convenants and maybe deemed in default. As of the date of these financial statements the Investors have not declared default but there can be no assurance that the Company will not be declared in default in the future. In the event a default was declared which was uncured, the Investors could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. Accordingly, the Company has classified the principal as current in the accompanying consolidated balance sheet.

NOTE 6 - INCOME TAXES

      At March 31, 2001, INSCI had available net operating loss ("NOL") carryforwards of approximately $31,700,000 resulting from accumulated operating losses through Fiscal 2001. The NOL carryforwards for tax return purposes expire in various amounts through the year 2021. Management believes that an "Ownership Change" occurred in January 1996 within the meaning of Section 382 of the Internal Revenue Code. Under an ownership change, the Company will be permitted to utilize approximately $13,000,000 in NOL carryforwards (available on the date of such change) in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (the "Section 382 limit") the fair market value of its outstanding equity at the time of the ownership change and the long-term tax exempt rate published by the IRS.

      In addition, the NOLs inherited through the Internet Broadcasting Company acquisition will also be limited due to the ownership change, which occurred on the acquisition date. The amount of the NOL, which will be subject to the
Section 382 limit, will be approximately $2,200,000.

       A full valuation allowance of $12,680,000 has been established against these NOLs because the likelihood of realization of the tax benefits cannot be determined.

NOTE 7 - PREFERRED STOCK

   SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

      In connection with the November 2000 subordinated convertible debt financing, the Company's Board of Directors created the Series A Preferred consisting of 4,307,693 shares of which none have been issued as of the date of these financial statements. The Series A Preferred contain limited anti-dilution protection and adjustment rights granted to each share. Each share of Series A Preferred is convertible, at the option of the holder, into two shares of Common Stock, subject to adjustment as defined. Dividends accrue on a cumulative basis at an annual floating rate equal to prime rate plus 2.5% payable in additional shares of Series A Preferred issued at a price of $1.30 per share, subject to adjustment as defined. The Series A Preferred will also share pari passu on an as converted basis in any dividends declared on the Company's Common Stock. Each share of Series A Preferred shall be entitled to one vote for each share of Common Stock into which it is convertible. The Series A Preferred may be redeemed at any time after five years from date of issuance by the holders for cash at $1.30 per share (subject to adjustment as defined) plus an amount equal to the amount of all declared but unpaid dividends. In the event of any liquidation, dissolution or winding up of the Company whether voluntary or involuntary subject to the rights of the holders of 8% Preferred Stock to be paid on a pari passu basis with the Series A Preferred, the holders of the Series A Preferred shall be entitled to an amount equal to $1.30 per share adjusted for any recapitalizations, stock combinations, stock splits and the like with respect to such shares,

   8% CONVERTIBLE REDEEMABLE PREFERRED STOCK

      On November 11, 1996, INSCI issued 1,333,334 Units of a Regulation "D" Private Placement Offering of 8% Convertible Redeemable Preferred Stock (8% Preferred Stock). The 8% Convertible Redeemable Preferred Stock contains limited anti-dilution protection and adjustment rights granted to purchasers of the Units. Each share of 8% preferred stock is convertible, at the option of the holder, into 1.08 shares of common stock.

      Dividends can be paid in cash or 8% Preferred Stock at the Company's option. The 8% Preferred Stock payable as dividends is to be valued at the lesser of $3.75 or the average bid price for Common Stock for twenty consecutive trading days prior to the end of the quarter. In accordance with the terms of the 8% Preferred Stock, annual dividends on 8% Preferred Stock were automatically readjusted in 1998 to eleven percent per annum for the balance of the period that any 8% Preferred Stock is outstanding. During Fiscal 2001, the Company paid approximately $70,000 in cash dividends and issued 227,127 shares of 8% Preferred Stock in lieu of cash dividends. During Fiscal 2000, the Company issued 139,881 shares of 8% Preferred Stock in lieu of cash dividends.

      Shares of 8% Preferred Stock can be redeemed at the Company's option, upon thirty days prior written notice to all then holders of record of the 8% Preferred Stock, for cash at $3.75 per share of 8% Preferred Stock. On October 1, 2001, any outstanding 8% Preferred Stock shall automatically convert into shares of common stock at the lesser of $3.75 per share or the average bid price for the common stock for twenty consecutive trading days ending five business days prior to October 1, 2001. It is anticipated that a substantial number of additional shares of the Company's Common Stock will be issued as a result of the conversion of Preferred Stock into shares of Common Stock of the Company depending upon the 20-day market average of the Company's Common Stock at October 1, 2001. It is anticipated that preferred stockholders can potentially receive as much as 40% or more of the Company's issued and outstanding shares of Common Stock at the time of conversion depending upon the conversion price of the Company's Common Stock. The Company may be required to amend its Certificate of Incorporation to authorize the increase in the number of shares of Common Stock to provide additional shares of Common Stock for the conversion by preferred stockholders. Additional shares of Common Stock from the authorized shares of Common Stock may also be required for the conversion of the Series A Preferred Shares upon their conversion into shares of Common Stock.

      During Fiscal 2001 and 2000, shareholders of this preferred stock converted 310,151 preferred shares into 337,082 shares of common stock and 1,344,027 preferred shares into 1,461,077 shares of common, respectively.

   10% CONVERTIBLE REDEEMABLE PREFERRED STOCK

      On June 15, 1995, INSCI completed a private placement of 90-Day Subordinated Notes (the "Notes") which were repayable in cash or in shares of its 10% Convertible Redeemable Preferred Stock ("10% Preferred Stock").

      In October 1995, INSCI notified all holders of the Notes that the Company was exchanging shares of its 10% Preferred Stock in the amount of one share for each $1.00 of principal and accrued interest balances due on the Notes. The Preferred Stock was convertible at the option of the holders into INSCI Common Stock.

      Dividends could be paid in cash or common stock. Dividends paid in common stock were determined based upon a discount to the average trading price of INSCI common stock during the twenty trading days immediately preceding the payment date.

      In accordance with the terms of the conversion, 103,335 shares of 10% Preferred Stock were converted into 60,927 shares of common stock during Fiscal 2000. All shares have been converted as of March 31, 2000.

NOTE 8 - STOCKHOLDERS' EQUITY

      (a) As of March 31, 2001, 16,068,288 shares of INSCI common stock were outstanding. As of March 31, 2000, 12,914,720 shares of INSCI common stock were outstanding. The increase in shares during Fiscal 2001 primarily resulted from the exercise of stock options, conversions of the Company's 8% Preferred Stock, the issuance of shares for the acquisition of Lognet and shares issued pursuant to a management agreement with Selway.

      (b) On December 17, 1999, INSCI entered into an equity transaction with the Tail Wind Fund, Ltd. ("Tail Wind"), wherein the Company received the sum of $2,185,000, net of issuance costs, as a result of the sale of 802,676 shares of Common Stock at $2.99 per share. Additionally, INSCI issued 280,936 Warrants to purchase 280,936 shares of Common Stock at $4.30 per share. The Warrants are exercisable for a period of five (5) years. In January 2001, Tail Wind claimed that they are entitled to receive additional shares of Common Stock and a reduction in exercise price of the common stock warrants due to antidilution provisions in the original agreement. The Company has been in negotiations with Tail Wind to resolve their claim and believes that an agreement will be reached whereupon additional Common Stock will be issued and the stock warrant price will be reduced.

      (c) On May 24, 2000, INSCI issued 2.5 million shares of its common stock to acquire all of the outstanding common stock of Lognet.

      (d) During Fiscal 2001, options were exercised to purchase 106,100 shares of common stock for $160,452. During fiscal 2000 options were exercised to purchase approximately 1.7 million shares of common stock for approximately $2.6 million.

      (e) INSCI granted warrants to the Underwriters of its April 1994 IPO to purchase up to 125,000 Units at an exercise price of $7.70 per unit, and had granted registration rights relating to the underlying securities. In May 1996, the Underwriters surrendered these warrants in exchange for new warrants to purchase 187,500 shares of Common Stock at an exercise price of $3.50 per share. INSCI granted cost-free piggy back registration rights to the underlying Common Stock shares of these warrants and have included these underlying Common Stock shares in the Form S-1 Registration Statement that was declared effective on October 6, 1997. During fiscal 1998, the Company entered into an exchange agreement whereby 70,000 shares of common stock would be issued in exchange for the cancellation of 150,000 warrants. The 70,000 shares were issued in fiscal 1999. The remaining 37,500 warrants expired December 1999.

      (f) On April 21, 1994, INSCI received net proceeds of approximately $7,159,000 from its initial public offering ("IPO") of 1,250,000 units ("Units"). Each Unit consisted of one share of Common Stock and one redeemable Common Stock purchase warrant. Each warrant entitled the holder thereof to purchase one-half of one share of Common Stock. Two warrants may be exercised at an aggregate exercise price of $9.00, subject to adjustment under certain circumstances, at any time after the warrants become separately transferable, until 48 months from the date of the offering. The warrants were redeemable by the Company at $.05 per warrant upon 30 days notice mailed within 20 days after the closing bid price of the Common Stock had equaled or exceeded $11.25 for a period of 20 consecutive trading days. During 1998, INSCI extended the terms of the warrants, with all terms and conditions of the warrants remaining the same. The warrants expired on December 31, 1999.

      (g) As a result of the acquisition of IBC, 486,608 shares of IBC preferred stock were converted into 686,698 shares of INSCI common stock. The IBC preferred stock contained a beneficial conversion feature that resulted in an additional issuance of 260,916 shares of INSCI common stock which were valued at $4.00 per share. As such, a special preferred dividend of $1,043,000 was recorded during Fiscal 2000.

      (h) During January 2001, INSCI entered into an agreement with Peregrine Asset Management, Inc. to have them provide certain investor relations services. The Company paid Peregrine the sum of $10,000 and granted them warrants to purchase 210,000 shares of INSCI common stock at $.72 per share with an expiration date of January 2006. These warrants are exercisable after the filing of a registration for the underlying warrant shares and provided that the then prevailing market price of INSCI's common stock is at least $1.00 per share. Additionally in March 2001, the lease agreement with the Company's landlord was amended to include additional security deposit, as well as the granting of warrants to purchase 120,000 shares of INSCI common stock at $.56 per share. These warrants are exercisable beginning September 1, 2001 through September 30, 2004. The fair value of these warrants have been determined using the Black-Scholes pricing model with volatility and expected life assumptions of 78% and 5 years, respectively, resulting in charges to general and administrative expense for Fiscal 2001 of $63,000 and $22,800, respectively.

      (i) The following are summaries of the Company's stock warrant activity:

COMMON STOCK WARRANTS                  Number       Weighted        Expiration
---------------------                of Shares    Average Price        Date
                                     ----------------------------------------

Balance March 31, 1999               2,342,144       $6.11              Dec 99
     Fiscal 2000 activity:
          Issued                       530,936       $4.12
          Expired                   (2,342,144)      $6.11
                                   -----------
Balance March 31, 2000                 530,936       $4.12       Oct 03-Dec 04
     Fiscal 2001 activity:
          Issued                       557,268       $0.85
                                   -----------
Balance March 31, 2001               1,088,204       $2.45       Dec 02-Jan 06
                                   ===========

SERIES A PREFERRED STOCK WARRANTS      Number     Weighted   Expiration
---------------------------------     of Shares    Average      Date
                                                    Price
                                     -----------------------------------------

Balance March 31, 2000                  --          --
     Fiscal 2001 activity:
          Issued                       461,540       $1.44              Nov 05
                                   -----------
Balance March 31, 2001                 461,540       $1.44              Nov 05
                                   ===========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

   LEGAL PROCEEDINGS

      The Company is a party to a pending legal proceeding involving a claim for $109,470 for services rendered to the Company. The Company is contesting the claim. The Company has also received several default notices and claims. The outcome of such proceedings and claims cannot be determined with certainty. Due to the Company's limited capital resources, an adverse decision or decisions if other claims are formally instituted may cause the Company to either voluntarily or involuntarily seek protection under the Federal Bankruptcy law.

   EMPLOYMENT AGREEMENTS

      The Company has employment agreements with its executive officer and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. As of March 31, 2001, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company's liability would be approximately $80,000.

   LEASE COMMITMENTS

      The lease for the Company's Massachusetts headquarters expires in September 2004. A portion of this space was sublet under an agreement that expired in November 2000. The Company also leased certain equipment that was accounted for as capital leases. The equipment leasing company has notified INSCI that it is in default of the lease agreement for failure to make current monthly lease payments in accordance with the lease agreement. The equipment is in INSCI's technical possession, and INSCI is currently negotiating with the equipment leasing company to return the equipment and to settle the balance of payments under the lease. In the event that INSCI is unable to satisfactorily resolve the claim, it is anticipated that the leasing company will commence legal action to obtain the return of its equipment and, thereafter, proceed to sell the equipment under the Uniform Commercial Code and assert a claim for any deficiency under its lease agreement. As of March 31, 2001, future minimum lease payments to be paid under capital and operating leases are as follows:

                                             Capital   Operating
Year ending:                                 Leases     Leases
                                             -------   ---------
March 31, 2002                               $   379   $     484
March 31, 2003                                    --         495
March 31, 2004                                    --         504
Thereafter                                        --         254
                                             -------   ---------
Total minimum lease payments                     379   $   1,737
                                                       =========
Less amount representing interest                 19
                                             -------
Present value of minimum lease payments      $   360
                                             =======

      Total rent expense, net of approximately $31,000 and $60,000 of sublease rental income, was approximately $488,000 and $486,000 for the years ended March 31, 2001 and 2000, respectively.

   MANAGEMENT CONSULTING ARRANGEMENT

      As a result of the November 2000 subordinated convertible debt financing, the Company entered into certain arrangements with Landsbury, LLP ("Landsbury"), wherein Landsbury agreed to act as a management consultant to the Company and perform consulting services, in exchange for the Company issuing Landsbury Common Stock purchase warrants to purchase approximately 10% of the then issued and outstanding Common Stock of the Company at $.72 per share. As part of this arrangement, a member of Landsbury, entered into an employment agreement with the Company to become its Chief Executive Officer ("CEO") and among other things, to receive options to purchase 825,000 shares of Common Stock of the Company pursuant to the Company's Stock Option Plan. These options are included in the computation of the 10% noted above. During May 2001, the CEO resigned all positions held with the Company. Also during May 2001, two other members of Landsbury tendered their resignations as directors of the Company.

      The Company, as of the current date, has not issued any of the Common Stock purchase warrants to Landsbury, nor has the Company issued any of the stock options to the former CEO. The Company has requested from the former CEO and Landsbury a release of any of the Company's obligations to Landsbury and/or the former CEO, there is no assurance that either the former CEO or Landsbury will provide general releases. As of the date of these financial statements, neither the former CEO nor Landsbury have notified the Company of any claims against the Company.

NOTE 10 - EMPLOYEE BENEFIT PLAN

      INSCI maintains a defined contribution plan for the benefit of the Company's eligible employees pursuant to Section 401(K) of the Internal Revenue Code. Contributions to the Plan by the Company will be made at its sole discretion. Participants may also make contributions to the Plan. INSCI did not make any contributions to the Plan for fiscal years 2001 and 2000.

NOTE 11 - STOCK OPTION PLANS

   EMPLOYEE STOCK OPTION PLANS

      Under the 1997 Equity Incentive Plan (the Plan), the Company may grant incentive and nonqualified stock options to purchase up to an aggregate of 3,000,000 shares of common stock to directors, employees and consultants. Options may be granted at an exercise price of not less than 100 percent of the fair market value of the stock at the date of grant. Stock options become exercisable over varying dates as determined by the Board of Directors and expire no later than 10 years and one day from the date of the grant.

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

      The Directors Plan is administered by a committee made up of at least two members of the Board of Directors. The exercise price per share of any option granted under the Directors Plan shall not be less than the fair market value of such shares on the date of grant. Eligible directors include all members of the Board of Directors who are not also employees of the Company or any parent or subsidiary of the Company. Options expire ten years from the date of grant, subject to earlier termination in accordance with the terms of the Directors Plan. All rights to exercise options terminate two years following the date the optionee ceases to serve as a director of the company with certain exceptions.

The following is a summary of stock option activity:

                                     1992 STOCK OPTION   1992 DIRECTORS OPTION
                                           PLAN                  PLAN

                                               Weighted                Weighted
                                    Number     Average                  Average
                                      Of       Exercise     Number     Exercise
                                    Shares       Price    Of Shares      Price

Outstanding at March 31, 1999       213,133       1.69      746,667       1.39
     Granted                           --          --       120,000       3.78
     Cancelled                         --          --       (33,333)      2.25
     Exercised                     (164,333)      1.69      (51,667)      1.29
                                 ----------               ---------
Outstanding at March 31, 2000        48,800       1.68      781,667       1.73
     Granted                           --           --      240,000       1.82
     Cancelled                      (10,500)      1.68     (159,999)      3.09
                                 ----------               ---------
Outstanding at March 31, 2001        38,300       1.68      861,668       1.50
                                 ==========               =========

                               1997 EQUITY INCENTIVE PLAN   OTHER STOCK OPTIONS

                                               Weighted                Weighted
                                    Number     Average     Number       Average
                                      Of       Exercise      Of         Exercise
                                    Shares       Price     Shares        Price

Outstanding at March 31, 1999     2,415,164       1.27    2,786,003      1.80
     Granted                      1,801,527       4.32      325,000      4.47
     Cancelled                     (388,502)      1.20       (6,666)     2.52
     Exercised                     (559,621)      1.17     (924,367)     1.70
                                 ----------               ---------
Outstanding at March 31, 2000     3,268,568       2.98    2,179,970      2.18
     Granted                        334,000       2.67       24,719      1.78
     Cancelled                   (1,325,893)      3.49     (308,837)     2.00
     Exercised                      (71,100)      1.20      (35,000)     2.15
                                 ----------               ---------
Outstanding at March 31, 2001     2,205,575       2.69    1,860,852      2.20
                                 ==========               =========


                                  IBC LONG-TERM INCENTIVE PLAN

                                               Number    Weighted Average
                                             of Shares    Exercise Price

Outstanding at March 31, 1999                 308,132         6.76
     Granted                                     --           --
     Cancelled                               (308,132)        6.76
     Exercised                                   --           --
                                            ---------
Outstanding at March 31, 2000                    --           --
                                            =========

      Options available for grant under the 1997 Equity Incentive Plan at March 31, 2001 are 1.1 million. Options available for grant under the 1992 Directors Option Plan at March 31, 2001 are 25,000. No options are available for grant under the 1992 Stock Option Plan.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2001.

                                              1992 Stock        1992 Directors       1997 Equity      Other Stock
                                              Option Plan         Option Plan       Incentive Plan       Options
Outstanding Option Price                     $1.66 - 1.94        $.72 - 3.35         $.50 - 7.74       $1.04 - 5.09
Number of Shares                                38,300            861,668            2,205,575           1,860,852
Weighted Average Life                            4.3               6.7                  8.1                4.5
Weighted Average Exercise Price                 $1.68             $1.50                $2.69              $2.20

Exercisable Number of Shares                    38,300           548,335             1,862,738          1,860,852
Weighted Average Exercise Price                 $1.68             $.91                 $2.54              $2.20

   STOCK BASED COMPENSATION

      All stock options and warrants that have been granted to employees and directors have been at or above fair market value of INSCI's Common Stock at the time of grant. As a result, no compensation expense or other accounting relating to the Company's stock options issued has been required to be recorded within its financial statements. The foregoing accounting is in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. INSCI has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Included below is the impact of the fair value of employee stock-based compensation plans on net loss and net loss per share on a pro forma basis for awards granted pursuant to SFAS No. 123. Had compensation expense been determined as provided in SFAS No. 123 for stock options using the Black-Scholes option pricing model, the pro forma effect would have been (in thousands, except per share amounts):

                                                         Fiscal          Fiscal
                                                          2001            2000
                                                      -----------       -------
  Net loss applicable to common shares - as reported   $(17,798)       $(11,033)
  Net loss applicable to common shares - pro forma      (19,242)        (13,191)
  Net loss per common share - as reported                 (1.16)          (1.11)
  Net loss per common share - pro forma                   (1.26)          (1.32)

The fair value of each option grant is calculated using the following weighted average assumptions:

                                                         Fiscal          Fiscal
                                                          2001            2000
                                                      -----------       -------
Expected life (years)                                         5               5
Interest rate                                              5.47%           6.21%
Volatility                                                  112%             79%
Dividend yield                                                0               0

The weighted average fair value of options granted during fiscal 2001 and 2000 was $1.52 and $2.85, respectively.

      INSCI has issued stock options and warrants for services performed by outside organizations. The values of these options have been determined as provided in SFAS 123 for stock options using the Black-Scholes option pricing model resulting in charges to the Company's operating results of $117,000 and $1,114,000 for Fiscal 2001 and Fiscal 2000, respectively.

NOTE 12 - SEGMENT AND CUSTOMER INFORMATION

      For the year ended March 31, 2001, sales made to two major customers and to leads furnished by these customers accounted for approximately 18% and 14% of the Company's total revenues. Amounts due from these customers were approximately 34% and 15% of the accounts receivable balance as of March 31, 2001. For the year ended March 31, 2000, sales made to one of these same customers and to the leads furnished by that customer accounted for approximately 26% of the Company's total revenues. Amounts due from the customer were approximately 25% of the accounts receivable balance as of March 31, 2000.

      INSCI adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 requires reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance.

      The financial position and results of operations presented in the accompanying consolidated financial statements are summarized as follows (in thousands):


                YEARS ENDED MARCH 31,
                   2001       2000
REVENUE
     INSCI      $  9,231    $ 10,854
     Lognet          784        --
     IBC            --           166
                --------    --------
                $ 10,015    $ 11,020
                ========    ========
NET (LOSS)
     INSCI      $ (5,699)   $ (6,301)
     Lognet       (6,639)       --
     Infinite     (4,789)     (1,280)
     IBC            --        (1,181)
     UK             (394)       (704)
                --------    --------
                $(17,521)   $ (9,466)
                ========    ========
TOTAL ASSETS
     INSCI      $   2,390   $  6,009
     Lognet           488       --
     Infinite         --       1,176
                 --------   --------
                 $  2,878   $  7,185
                 ========   ========

Revenue was derived from customers in the following geographic areas (in thousands)

                                           Year ended March 31
                                           2001         2000

      North America                      $  7,333      $  8,367
      Europe                                1,324         1,358
      Other                                 1,358         1,295
                                         --------      --------
      Total                              $ 10,015      $ 11,020
                                         ========      ========

NOTE 13 - RESTRUCTURING AND OTHER CHARGES

      As a result of the Company's strategic redirection, INSCI has ceased operations of InfiniteSpace, IBC and UK, reduced operating expenses and has written-down its investment in Lognet. These changes and the costs of closing InfiniteSpace, IBC and UK; along with other costs associated with the realignment of INSCI's strategy, have been charged to the operating results for Fiscal 2001. The major components of the charges were a write-down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $832,000 related to severance payments for approximately 20 terminated employees, $831,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace and its data center.

      At March 31, 2001, the remaining accrual for restructuring costs was $932,000 of which $150,000 was for severance costs and $730,000 was for lease commitments.

NOTE 14 - ACCRUED EXPENSES

The components of accrued expenses and other current liabilities as of March 31, 2001 are as follows (in thousands):


Payroll                                      $  145
Compensated absences                            207
Deferred rent                                   138
Deposits                                        186
Professional fees                               164
Provision for restructuring                     932
Royalties                                       136
Other                                           618
                                             ------
                                             $2,526
                                             ======

NOTE 15 - SUBSEQUENT EVENTS

      As of June 21, 2001, the Company entered into an Investment Agreement ("Agreement") with Selway, an affiliate of the Company. The Agreement provides up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). The Company received an initial $250,000 from the financing on June 27, 2001 and is scheduled to receive an additional $100,000 upon completion of post-closing items. The balance of the financing, or the sum of $350,000, will be made available to the Company in $50,000 increments at the option of Selway, and upon attaining certain operating milestones by the Company. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder.

      The Series B Preferred is convertible at the option of the holder into Common Stock at a conversion price equal to (i) such number of shares of Common Stock as represents the "Current Value Percentage" (as defined) of total issued and outstanding Common Stock as of the date of conversion, plus (ii) such additional shares of Common Stock issuable after the date of conversion as may be necessary to maintain such Current Value Percentage upon the conversion of the 8% Preferred Stock and the Series A Preferred, or exercise of other convertible instruments.

      The Series B Preferred contains anti-dilution protection and adjustment rights granted to each share. Dividends accrue on a cumulative basis at an annual rate equal to 13% payable at the Company's option in additional shares of Series B Preferred or cash. The Series B Preferred will also share pari passu on an as converted basis in any dividends declared on the Company's Common Stock. Each share of Series B Preferred shall be entitled to one vote for each share of Common Stock into which it is convertible. In the event of any liquidation, dissolution or winding up of the Company whether voluntary or involuntary subject to the rights of pre-existing shares of Preferred Stock to be paid on a pari passu basis with the Series B Preferred, the holders of the Series B Preferred shall be entitled to receive the greater of (i) the portion of the liquidation value of the assets of the Company that the holders of the Series B Preferred Stock would have received pro rata according to the number of shares of Common Stock that the holders of Series B Preferred Stock would have had in the event that such holders had converted the Series B Preferred into Common Stock immediately prior to such liquidation event and as adjusted for any recapitalizations, stock combinations, stock dividends (whether paid or unpaid), stock splits and the like with respect to such shares or (ii) three and one half times the dollar principal amount of debentures converted into Series B Preferred Stock plus the dollar amount of any interest, dividends or other amounts due on such debenture as are converted into Series B Preferred (the greater of (i) or (ii) being referred to herein as the "Series B Preference Amount"). The Series B Preferred may be redeemed at any time after three years from date of issuance by the holders at a price equal to the Series B Preference Amount (subject to adjustment as defined) plus an amount equal to the amount of all declared but unpaid dividends.

      The Board of Directors of the Company authorized the Agreement, and the two Selway-designated Directors did not participate in the vote by the Company's Board to proceed with the transaction.

      In connection with the Agreement, the Company amended its Management Agreement with Selway. The amended management agreement reduced the monthly management fee from $20,000 per month to $15,000 per month. The monthly management fee is payable at the option of Selway in either cash or additional subordinated convertible debentures ("Management Debentures"). On June 27, 2001, the Company satisfied $30,000 of management fees payable to Selway by issuing $30,000 of Management Debentures to Selway. The Management Debentures have terms similar to the Debentures except for the Series B Preference Amount. The Management Debentures do not reduce the total amount available to the Company under the Agreement.