Form 10KSB/A
period 2001-03-31
INSCI STATEMENTS COM CORP
filed 2001-07-27
CIK 878612

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED:                               COMMISSION FILE NUMBER
      MARCH 31, 2001                                             1-12966
      --------------                                             -------
------------------------------------------------------------------------------
                          INSCI-STATEMENTS.COM, CORP.
                             FORMERLY INSCI CORP.
------------------------------------------------------------------------------
              (Exact name of registrant specified in its charter)

DELAWARE              TWO WESTBOROUGH BUSINESS PARK, WESTBOROUGH, MA              06-1302773
--------              ----------------------------------------------              ----------
(State or other          (Address of Principal executive offices)       (I.R.S. Employer Identification No.)
jurisdiction of
incorporation or
organization)

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

       The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the Common Stock on July 9, 2001, as reported by OTCBB, was approximately $ 2.5 million. As of July 9, 2001, registrant had outstanding 16,129,212 shares of Common Stock.

------------------------------------------------------------------------------

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Certain information concerning the directors and executive officers of the Company is set forth in the following table and in the paragraphs following. Information regarding each such director's and executive officer's ownership of voting securities of the Company appears as "Securities Ownership of Certain Beneficial Owners and Management" below.

                       DIRECTORS AND EXECUTIVE OFFICERS

NAME                   CURRENT POSITION WITH COMPANY       DIRECTOR SINCE
----                   -----------------------------       --------------

Yaron I. Eitan         Director, Chairman                      2000
Henry F. Nelson        Director,  Chief Executive Officer,     2001
                       President, Chief Financial Officer
Francis X. Murphy      Director                                1995
Derek Dunaway          Director                                2001
John A. Lopiano        Director                                1998
Mitchell Klein*

* Denotes newly nominated Director not currently serving on the Board of Directors.

     YARON I. EITAN, age 44, was appointed as a Director of the Company in June 2000. Mr. Eitan was the chairman of Lognet 2000, Inc., prior to its acquisition by the Company in May 2000. Mr. Eitan is the founder, President and CEO of Selway Partners LLC, an operating holding company that invests and advises technology companies. His activities at Selway include the founding of Test University, Inc. where he serves as CEO and chairman. Between 1984 and 1998, Mr. Eitan was the founder, Chairman and CEO of Geotek Communications, Inc., and served as chairman of Bogen Communications, Inc. and National Bank Three of the United Kingdom. Subsequent to Mr. Eitan's departure in 1998, Geotek Communications, Inc. filed a Chapter 11 petition under the Bankruptcy Act. Mr. Eitan holds a M.B.A. from the Wharton School of Business of the University of Pennsylvania.

     HENRY F. NELSON, age 43, was appointed as President and Director of the Company in May 2001. Subsequently, Mr. Nelson was appointed Chief Executive Officer and Chief Financial Officer. Mr. Nelson was the Chief Operating Officer of Practice Works, Inc., a division of Infocure, from December 1999 to 2000. He was a principal in VitalWors, a technology based start-up from June 1999 until December 1999. Mr. Nelson was Chief Operating Officer of InterQual from November 1996 through June 1999. Prior thereto, he was with Sextant Corporation. Mr. Nelson holds a Bachelor of Science in Business Administration from Northeastern University.

     FRANCIS X. MURPHY, age 52, was elected a Director of the Company in September 1995. He is the founder of Emerging Technology Ventures, Inc. and has served as President from its inception in September 1994. Previously, Mr. Murphy served in executive management positions with various information technology firms. He holds both a Bachelors of Arts and Masters of Business Administration in Corporate Finance from Adelphi University.

     DEREK DUNAWAY, age 31, was appointed a Director of the Company in May 2001. Mr. Dunaway is currently the President and Chief Executive Officer of TechOnLine Inc., a Boston based company focused on providing e-learning solutions to the engineering community and electronics industry. Mr. Dunaway joined TechOnLine from Selway Partners LLC, an operating holding company that invests and advises technology companies, where he held the position of Vice President of Business Development from May 2000 through February 2001. Prior to joining Selway, from May 1999 through May 2000, he was Director of Strategy Consulting at AppNet, an Internet Consultancy serving the Fortune 500 and held several positions from June 1996 through May 1999 at Pricewaterhouse Coopers, in the Telecommunications and Media Strategy Practice, where he assisted top telecommunications and media industry management with corporate strategy development. Mr. Dunaway holds a M.B.A. from the Wharton School of Business of the University of Pennsylvania and a B.S. from Southern Methodist University.

     JOHN A. LOPIANO, age 62, was elected as a director in September 1998. Mr. Lopiano is a private consultant and is retired from Xerox Corp. where he served as Senior Vice President and President of the Productions Systems Group. Mr. Lopiano had been with Xerox for 9 years. Prior to joining Xerox, he worked at IBM Corporation for 25 years, where his experience included 12 years in the field, 5 years in manufacturing industry marketing, 5 years in product development, and 3 years in the document image market development area. Mr. Lopiano graduated from the United States Military Academy and later earned an MBA degree from New York University. Mr. Lopiano currently serves as a director for AHT Corp., FirstPublish, Inc. and OuputLinks Corp.

     MITCHELL KLEIN, age 50, is currently the President of Betapoint Corporation, an investment management company formed in June 1994. Mr. Klein brings more than fifteen years of computer industry experience. He served in various senior management positions with Digital Equipment Corporation for nine years after having been President of his own software development and consulting firm. Mr. Klein is a graduate of the State University of New York at Albany and holds a Master of Arts from the University of Michigan at Ann Arbor. Mr. Klein served as a director of the Company from June 1997 to June 1998.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth the compensation for each of the last three
(3) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers whose individual remuneration exceeded $100,000 for the fiscal year ended March 31, 2001 (the "Named Executives"). The Company's compensation policies are discussed in "The Compensation Committee" section contained herein.

                          SUMMARY COMPENSATION TABLE

NAME                                                  SECURITIES
AND                                                   UNDERLYING     ALL
PRINCIPAL                                OTHER ANNUAL OPTIONS/      OTHER
POSITION        YEAR    SALARY    BONUS  COMPENSATION   SARS    COMPENSATION
--------        ----    ------    -----  ------------   ----    ------------

Lori R. Frank   2001  $81,098 (1)  $  --   $3,635 (6)    $   --    $   --
  Chief         2000       --         --       --            --        --
Executive
  Officer       1999       --         --       --            --        --

Dr. E. Ted      2001  173,077 (2)     --       --            --    81,731 (9)
Prince
  Chief         2000  250,000         --    8,636 (7)        --        --
Executive
  Officer       1999  200,000         --    9,657 (7)   500,000        --

John C. Pemble  2001  114,030 (3)     --       --        24,719    33.654 (10)
  Chief         2000   37,019 (4)     --       --       500,000        --
Operating
  Officer       1999       --         --       --            --        --

Roger C. Kuhn   2001  107,398 (5) 25,000    2,538 (8)        --        --
  Chief         2000  150,000     46,000    6,231 (8)    25,000        --
Financial
  Officer       1999  135,000     11,666    6,000 (8)    50,000        --

* The Company does not have a restricted stock award program.

(1) Ms. Frank joined the Company in the third quarter of fiscal year 2001. Had she been employed as of the beginning of the fiscal year, her salary would have been $200,000. During May 2001, Ms. Frank resigned from all positions held with the Company.
(2)  Dr. Prince resigned as Chief Executive Officer November 7, 2000.
(3) Mr. Pemble resigned as President and Chief Operating Officer on November 7, 2000.
(4) Mr. Pemble joined the Company in the fourth quarter of fiscal year 2000. Had he been employed as of the beginning of the fiscal year, his salary would have been $175,000.
(5)  Mr. Kuhn resigned as Chief Financial Officer August 31, 2000.
(6)  In fiscal year 2001, Ms. Frank received an auto allowance of $3,635.
(7) In fiscal years 2000 and 1999, Dr. Prince was paid $8,636 and $9,657, respectively, for an automobile allowance.
(8) In fiscal years 2001, 2000, and 1999, Mr. Kuhn received an automobile allowance of $2,538, $6,231 and $6,000 respectively.
(9) In fiscal year 2001, Dr. Prince was paid severance in the amount of $81.731.
(10) In fiscal year 2001, Mr. Pemble was paid severance in the amount of $33,654.

      The following table provides information concerning options granted to officers and directors during the Fiscal Year ended March 31, 2001 and reflects the potential value of such options assuming 5% and 10% annual stock appreciation.

                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                    (INDIVIDUAL GRANTS)

                                                                         POTENTIAL
                                                                         REALIZABLE
                 NUMBER        PERCENT                                VALUE AT ASSUMED
                  OF          OF TOTAL                                 ANNUAL RATES OF
               SECURITIES    OPTIONS/SARS                                STOCK PRICE
               UNDERLYING     GRANTED TO    EXERCISE                   APPRECIATION FOR
              OPTIONS/SARS  EMPLOYEES IN    OR BASE                       OPTION TERM
NAME            GRANTED      FISCAL YEAR      PRICE   EXPIRATION DATE      5%       10%
----            -------      -----------     -----    ---------------      --       ---
Yaron I. Eitan    100,000       16.7%        $3.35     April 24, 05     $210,700 $ 533,900
Yaron I. Eitan     20,000        3.3%        $0.72     November 27, 05  $  9,100 $  22,900
Yoav M. Cohen     120,000       20.0%        $0.72     November 27, 05  $ 23,900 $  52,700
John C. Pemble     24,719        4.1%        $1.78     November 7, 02   $ 12,200 $  26,900

      The following table sets forth information concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year with respect to each of the Named Directors and Executives:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                              NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                SHARES ACQUIRED  VALUE       UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS/SARS
                 ON EXERCISE   REALIZED   OPTIONS/SARS AT MARCH 31, 2001         AT MARCH 31, 2001 (1)
NAME                  #          $         EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE

Yoav M. Cohen         --         --           --              120,000             --               --
Yaron I. Eitan        --         --           --              120,000             --               --
Robert Little         --         --          80,000(2)          --                --               --
John A. Lopiano       --         --          80,000            40,000             --               --
Francis X. Murphy     --         --         369,466            33,333             --               --
Lori R. Frank         --         --           --                --                --               --
E. Ted Prince         --         --       1,659,000             --                --               --
John C. Pemble        --         --         191,386             --                --               --

(1) Calculated by multiplying the number of shares underlying options by the difference between the closing price of the Common Stock as reported by NASDAQ on March 31, 2001 and the exercise price of the options.
(2)  Mr. Little resigned as a director on January 29, 2001.

Remuneration of Non-Management Directors

     Each member of the Board of Directors who is not an officer or employee of the Company is entitled to participate in the Directors Option Plan described below, and to receive reimbursement for travel and other expenses directly related to his activities as a director. The Company does not pay inside or outside Directors on a per meeting basis for attendance at Board of Director meetings or related Committee meetings. However, each outside Director may be compensated pursuant to a written agreement with the Company to provide specific types of professional services such as financial, accounting or tax advice covering compensation plans, acquisitions and debt/equity placements.

     The following table summarizes the cash compensation paid to non-management directors for the last completed fiscal year. Information related to option grants for these directors is provided under the heading "Options Grants during Fiscal Year 2001" contained herein.

                                         CASH COMPENSATION
                                ------------------------------------
                                  ANNUAL      MEETING   CONSULTING
                                 RETAINER      FEES     OTHER FEES
                                   FEES
Yoav M. Cohen                        -           -           -
Yaron I. Eitan                       -           -           -
Robert Little                        -           -           -
John A. Lopiano                      -           -           -
Francis X. Murphy (1)             $48,000        -        $84,375
Glenn W. Sturm(2)                    -           -           -
Bahram Yusefzadeh(2)                 -           -           -

(1) Fees paid to Emerging Technology Ventures, Inc. of which Mr. Murphy is founder and President. In addition to the fees reflected in the above table, fees and expense reimbursements totaling approximately $98,000 were owed at March 31, 2001.
(2)  Mr. Sturm and Mr. Yusefzadeh resigned as directors during May 2001.

EMPLOYMENT AGREEMENTS

     During 2001 the Company's Compensation Committee recommended to the Board of Directors that they approve the Employment Agreement for Henry F. Nelson the Company's President and Chief Financial Officer. The three-year agreement is effective May 22, 2001 and provides for an annual salary of $200,000 and an annual bonus of up to $50,000 or 10% of profits; whichever is greater, upon the achievement of certain milestones as established by the Board of Directors. Additionally, in the event of the sale of substantially all of the assets or stock of the Company by December 31, 2001, Mr. Nelson would participate in a success bonus of 1% of the consideration if the valuation is less than $6.0 million, or 1.5% of the consideration if the valuation exceeds $6.0 million.

     During 2000 the Company's Compensation Committee recommended to the Board of Directors that they approve the Employment Agreement for Lori R. Frank the Company's then President and Chief Executive Officer. The three-year agreement, effective November 6, 2000, provided a base annual salary of $200,000, a bonus of up to $50,000 and options to purchase up to 825,000 shares of common stock. During May 2001, Ms. Frank resigned from all positions held with the Company. The Company did not pay any severance or issue any options to Ms. Frank.

     During 1999 the Company's Compensation Committee recommended to the Board of Directors that they approve the Employment Agreement for John C. Pemble the Company's then President and Chief Operating Officer. The three-year agreement, effective December 16, 1999 provided an annual base salary of $175,000, annual bonus of up to 40% of base salary and options to purchase 500,000 shares of common stock. Mr. Pemble resigned November 7, 2000. His severance agreement, dated November 3, 2000, provided for severance payments equal to three months base salary and an option to purchase 24,719 shares at a price of $1.78 per share for a two-year term.

     During 1998 the Company's Compensation Committee recommended to the Board of Directors that the Employment Agreement of Dr. E. Ted Prince ("Dr. Prince") the Company's then Chairman of the Board of Directors and Chief Executive Officer should be amended to provide for an extension and increase in compensation. The Board of Directors subsequently approved the proposed amendment. Effective April 1, 1999, Dr. Prince's employment agreement provided for an extension of the term of Dr. Prince's employment through September 30, 2001, and further provided for salary compensation at an annual rate of $250,000 per annum with an incentive bonus of up to 40% of base compensation based upon performance targets established by the Board of Directors. Additionally, the amendment provided for the immediate vesting of 200,000 stock options to purchase 200,000 shares of Common Stock at $.95 per share. Further, an additional 300,000 stock options were granted to Dr. Prince to purchase 300,000 shares at $1.75 per share vesting over a 2-year period. The stock options granted to Dr. Prince are for a term of ten (10) years and expire April 1, 2009. Additionally, the amendment also provided that the exercise period of stock options previously granted to Dr. Prince of 950,000 options at $1.66 per share and 250,000 options at $2.00 per share would be extended until June 16, 2005. Dr. Prince resigned as the Company's Chief Executive Officer on November 7, 2000 and entered into a severance agreement with the Company whereby Dr. Prince received $81,731.

     The Company has employment agreements with its other management personnel, which generally continue until terminated by the employee or the Company, and provide for severance payments under certain conditions.

DIRECTORS AND OTHER STOCK OPTIONS

     The Board of Directors adopted the Directors Option Plan (the "Directors Plan") in 1992 to make service on the Board more attractive to present and prospective directors. The Directors Plan was amended in September 1995 to increase the number of shares authorized to 1,000,000. On July 29, 1996 the Directors Plan was amended so that each new director receives 100,000 stock options upon being appointed to the Board of Directors. In addition, the current change of control provision was modified to reflect immediate vesting. Also, board members who participate on committees are entitled to receive 20,000 options.

     The Directors Plan is administered by a committee made up of at least two members of the Board of Directors. The exercise price per share of any option granted under the Directors Plan shall not be less than the fair market value of such shares on the date of grant. Eligible directors include all members of the Board of Directors who are not also employees of the Company or any parent or subsidiary of the Company. Options expire five years from the date of grant, subject to earlier termination in accordance with the terms of the Directors Plan. All rights to exercise options terminate two years following the date the optionee ceases to serve as a director of the Company with certain exceptions. At March 31, 2001 there were 861,668 Directors options outstanding and 24,998 options available for future grant.

     During fiscal 1996, the Company, with shareholder approval, granted aggregate stock options of 3,000,000 shares to new and continuing Directors and officers of the Company. The stock options were for a term up to five years and have vesting schedules based on different criteria including time qualifications and performance standards. The Company has included the underlying shares in its Form S-1 Registration Statement that has been declared effective by the Securities and Exchange Commission on October 6, 1997.

     During the fiscal year ended March 31, 2001, the Company issued options in accordance with the Directors Plan as follows: 100,000 shares at $3.35 and 20,000 shares at $0.72 to Yaron Eitan and 120,000 shares at $0.72 to Yoav Cohen. Glenn Sturm and Bahram Yusefzadeh were eligible to receive options under the Directors Plan, however, no options were issued to these directors. Both Mr. Sturm and Mr. Yusefzadeh resigned from the Company's Board of Directors during May 2001.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following table sets forth, to the best knowledge of the Company, as of June 30, 2001, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company, (2) beneficial ownership of shares of the Company's Common Stock by each director and named executive; and (3) beneficial ownership of shares of Common Stock of the Company by all directors and officers as a group.

     Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

     Based upon the aggregate of all shares of Common Stock issued and outstanding as of June 30, 2001 in addition to shares issuable upon exercise of options or warrants currently exercisable or becoming exercisable within 60 days following the date of this report and which are held by the individuals named on the table.

                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


                                                                                                     % OF
                                SHARES OF                                      TOTAL                COMMON
                                 COMMON            OPTIONS/                  BENEFICIAL             STOCK
NAME OF BENEFICIAL OWNER          STOCK              OTHER                   OWNERSHIP           OUTSTANDING (1)

Selway Partners LLC             1,058,896          2,315,434 (2)(3)(4)       3,374,330               18.3%
100 Bomont Place                                             (5)(6)
Totowa, NJ 07512

CIP Capital L.P.                  420,020          2,089,647 (2)(3)          2,509,667               13.8%
435 Devon Park Drive,
Bldg. 300
Wayne, PA 19087

Estate of Thomas Farkas         1,896,653                 --                 1,896,653               11.8%
c/o Dynamic Controls
8 Nutmeg Road South
South Windsor, CT 06074

John C. Pemble, former COO             --            191,386 (7)               191,386                1.2%
c/o insci-statements.com, corp.
2 Westborough Business Park
Westborough, MA 01581

Roger C. Kuhn, former CFO              --             95,067 (7)                95,067                0.6%
c/o insci-statements.com, corp.
2 Westborough Business Park
Westborough, MA 01581

Dr. E. Ted Prince, former CEO      21,787          1,659,000 (7)             1,680,787                9.5%
c/o insci-statements.com, corp.
2 Westborough Business Park
Westborough, MA 01581

Yaron I. Eitan, Director           10,000          3,407,663 (7)(9)          3,417,663               17.5%
c/o insci-statements.com, corp.
2 Westborough Business Park
Westborough, MA 01581

Henry F. Nelson, CEO                   --                 --                        --                0.0%
c/o insci-statements.com, corp.
2 Westborough Business Park
Westborough, MA 01581

Francis X. Murphy, Director            --            402,799 (7)               402,799                2.4%
c/o insci-statements.com, corp.
2 Westborough Business Park
Westborough, MA 01581

Derek Dunaway, Director                --          3,374,330 (9)             3,374,330               17.3%
c/o insci-statements.com, corp.
2 Westborough Business Park
Westborough, MA 01581

John A. Lopiano, Director           4,500            113,333 (7)               117,833                0.7%
c/o insci-statements.com, corp.
2 Westborough Business Park
Westborough, MA 01581

Mitchell Klein, Nominee                --            166,643 (8)               166,643                1.0%
c/o insci-statements.com, corp.
2 Westborough Business Park
Westborough, MA 01581

All current directors
  and executive
  officers as a group              14,500          3,923,795(7) (9)          3,938,295               19.6%

(1) Computed on the basis of 16,129,212 shares of Common Stock outstanding, plus, in the case of any person deemed to own shares of Common Stock as a result of owning options, warrants, or rights to purchase Common Stock exercisable within
    60 days of the date of this report or 8% Convertible Preferred Stock which is presently convertible into 1.08 shares of Common Stock by the record owner or convertible debt which is presently convertible into Series A Preferred Stock at a conversion factor of $1.30 and such Series A Preferred Stock is then convertible into common stock on a one for two ratio, the additional shares of Common Stock which would be outstanding upon such exercise, purchase or conversion by such person or group.
(2) Includes 461,539 shares of Common Stock currently issuable upon exercise of preferred stock warrants followed by conversion into Common Stock.
(3) Includes 1,628,108 shares of Common Stock currently issuable upon conversion of $1.0 million subordinated convertible debt plus interest accrued through June 30, 2001.
(4) Includes 200,000 shares of Common Stock currently issuable upon exercise of a stock warrant.
(5) Includes 25,787 shares of Common Stock included in a proxy dated November 30, 2000 by the then current
    Board of Director members.
(6) Excludes Common Stock that could be issuable upon the conversion of $280,000 of convertible debt issued
    June 27, 2001. The debt is convertible into 28,000 shares of Series B Preferred Stock. The Series B preferred Stock is convertible into shares of Common Stock based upon a formula that is dependent upon the conversion rate of the 8% Preferred Stock into Common Stock, the conversion of Series A Preferred Stock into
    Common Stock and the trading value of the Company's Common Stock at the date of conversion.
(7) Includes the following number of shares of Common Stock currently issuable upon exercise of stock options held by the following persons: Mr. Pemble, 191,386 shares, Mr. Kuhn 95,067 shares, Mr. Prince 1,659,000 shares, Mr. Eitan 33,333 shares, Mr. Lopiano 113,333 shares, Mr. Murphy 402,799 shares and all current officers and directors as a group 549,465 shares.
(8) Includes Common Stock that could be issuable upon conversion of 154,299 shares of 8% Convertible Preferred
    Stock.
(9) Includes 3,374,330 shares deemed to be beneficially owned by Selway which Mr. Dunaway and Mr. Eitan are affiliated with. All current officers and directors as a group also includes the shares attributable to Selway.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     INSCI engaged Emerging Technology Ventures, Inc. ("ETVI") to manage acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), President of ETVI, is also a director of INSCI. ETVI was paid a monthly retainer of $6,000 through December 2000. For completed transactions ETVI will receive a commission, which is offset against cumulative retainer fees paid. The arrangement with ETVI also provides that ETVI will receive 2% of the revenues generated from these alliances. Additionally, during Fiscal 2001, ETVI earned fees of $168,750 related to the acquisition of Lognet 2000, Inc. At March 31, 2001, approximately $98,000 remained as an outstanding liability. In
October 1995, ETVI was granted a stock option to acquire 400,000 shares of INSCI common stock at an exercise price of $2.31 per share. In July 1998 an amendment to the stock option agreement revised the exercise price for future vesting options to $0.94 per share. During Fiscal 2001 and 2000, no options were vested. At March 31, 2000, remaining unvested options outstanding totaled 167,201 and were valued at $876,000 using the Black-Scholes option-pricing model. These options expired during Fiscal 2001 and, accordingly, the deferred compensation related to these options was reversed to additional paid in capital.

     INSCI entered into an agreement with Technology Providers (Ltd. of Sri Lanka and Incorporated of USA) ("TPL") under which TPL would provide computer programming services for certain software products under development and for selected customer application projects. Services rendered by TPL totaled $919,000 in Fiscal 2001 and $1,116,000 in Fiscal 2000. TPL is owned by family members of Mr. Krishan A. Canekeratne, a former Senior Vice President of Development for the Company, who resigned in fiscal 1999. Mr. Canekeratne had no direct ownership interest in TPL during his employment with INSCI. In the opinion of management, the fees paid under this agreement are at fair market value rates. This arrangement was terminated during fiscal 2001. Amounts due to TPL approximated $106,000 at March 31, 2001, which is included in the company's consolidated balance sheet.

     During the fiscal year ended March 31, 2001, INSCI had entered into several arrangements with Selway Partners, LLC ("Selway") a technology holding company. Selway was an existing shareholder of Lognet 2000, Inc. ("Lognet"). The Company acquired Lognet on May 24, 2000 in a stock for stock exchange. Two of the Company's current directors are Selway employees including the Company's chairman Yaron Eitan. The former chairman of the Company, Yoav Cohen, was also an employee of Selway. At March 31, 2001, the repayment of a $394,000 promissory note recorded on the Company's balance sheet was guaranteed by Yaron Eitan and certain other stockholders, each of whom is jointly and severally liable on the promissory note.

     In November 2000, INSCI closed $2.0 million of subordinated convertible debt financing ("Convertible Debt") with Selway and CIP Capital L.P. of Wayne, Pennsylvania ("CIP")(collectively the "Investors"). CIP also was a shareholder of Lognet. The Convertible Debt is convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per share. The Series A Preferred is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Convertible Debt bears interest at prime plus 2 1/2 percent payable in cash or in additional shares of Series A Preferred, at the option of the Investors, and is secured by a subordinated lien on all of INSCI's assets. Unless previously converted into shares of Series A Preferred, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors.

     As part of the financing, the Investors were also granted warrants to purchase 461,540 shares of Series A Preferred at an exercise price of $1.44 per share. The Series A Preferred is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The warrants are immediately exercisable and expire in November 2002.

     Selway was also issued warrants to purchase 200,000 shares of Common Stock at $.72 per share for services rendered in connection with the financing transaction. The warrants are immediately exercisable and expire in November 2003.

     During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway. The Agreement provides up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). The Company received an initial $250,000 from the financing on June 27, 2001 and is scheduled to receive an additional $100,000 upon completion of post-closing items. The balance of the financing, or the sum of $350,000, will be made available to the Company in $50,000 increments at the option of Selway, and upon attaining certain operating milestones by the Company. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder.

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

     The Series B Preferred contains anti-dilution protection and adjustment rights granted to each share. Dividends accrue on a cumulative basis at an annual rate equal to 13% payable at the Company's option in additional shares of Series B Preferred or cash. The Series B Preferred will also share pari passu on an as-converted basis in any dividends declared on the Company's Common Stock. Each share of Series B Preferred shall be entitled to one vote for each share of Common Stock into which it is convertible. In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, subject to the rights of pre-existing shares of Preferred Stock to be paid on a pari passu basis with the Series B Preferred, the holders of the Series B Preferred shall be entitled to receive the greater of (i) the portion of the liquidation value of the assets of the Company that the holders of the Series B Preferred would have received pro rata according to the number of shares of Common Stock that the holders of Series B Preferred would have had in the event that such holders had converted the Series B Preferred into Common Stock immediately prior to such liquidation event and as adjusted for any recapitalizations, stock combinations, stock dividends (whether paid or unpaid), stock splits and the like with respect to such shares or (ii) three and one half times the dollar principal amount of debentures converted into Series B Preferred plus the dollar amount of any interest, dividends or other amounts due on such debenture as are converted into Series B Preferred (the greater of (i) or (ii) being referred to herein as the "Series B Preference Amount"). The Series B Preferred may be redeemed at any time after three years from date of issuance by the holders at a price equal to the Series B Preference Amount (subject to adjustment as defined) plus an amount equal to the amount of all declared but unpaid dividends.

     During November, 2000 INSCI entered into a Management Consulting Agreement for a term of three years with Selway Management, Inc., an affiliate of Selway. During Fiscal 2001, Selway's $100,000 in management fees payable under this agreement was satisfied by the issuance of 164,385 shares of the Company's common stock to Selway. In connection with the Agreement, the Company amended its Management Agreement with Selway. The amended management agreement reduced the monthly management fee from $20,000 per month to $15,000 per month. The monthly management fee is payable at the option of Selway in either cash or additional subordinated convertible debentures ("Management Debentures"). On June 27, 2001, the Company satisfied $30,000 of management fees payable to Selway by issuing $30,000 of Management Debentures to Selway. The Management Debentures have terms similar to the Debentures except for the Series B Preference Amount. The Management Debentures do not reduce the total amount available to the Company under the Agreement.

     The Company has a receivable financing arrangement with Prestige Capital Corporation ("Prestige") whereby the Company agreed to sell certain accounts receivable subject to limited recourse at a discount fee of up to 10% depending upon the length of time Prestige holds the receivable before collection. On March 8, 2001, Selway, entered into a Participation Agreement with Prestige whereby at Prestige's sole discretion Prestige may propose to assign to Selway one or more of the receivables that INSCI proposes to sell to Prestige, which Prestige would otherwise elect not to purchase. Selway may at its sole discretion agree to take an assignment on some or all of the receivables proposed for sale by Prestige. As consideration for this arrangement, Prestige retains one percent of the discount noted above and Selway will receive up to nine percent of the remaining discount as noted above. Of the receivables sold at March 31, 2001, $289,000 was assigned to Selway under this agreement. Discounts earned by Selway on these assigned receivables totaled $10,000.

     Also during March 2001, Econium, Inc., an affiliate of Selway, was paid an assistance fee of $110,000 in connection with the Company's March 1, 2001 sale of the majority of the assets of Lognet to Paynet Electronic Billing Ltd. a nonaffiliated privately owned company based in Haifa, Israel.

     As a result of the November 2000 subordinated convertible debt financing, the Company entered into certain arrangements with Landsbury, LLP ("Landsbury"), wherein Landsbury agreed to act as a management consultant to the Company and perform consulting services, in exchange for the Company issuing Landsbury Common Stock purchase warrants to purchase approximately 10% of the then issued and outstanding Common Stock of the Company at $.72 per share. As part of this arrangement, Ms. Lori Frank, a member of Landsbury entered into an employment agreement with the Company to become its Chief Executive Officer ("CEO") and among other things, to receive options to purchase 825,000 shares of Common Stock of the Company pursuant to the Company's Stock Option Plan. These options are included in the computation of the 10% noted above. During May 2001, Ms. Frank resigned all positions held with the Company. Also during May 2001, two other members of Landsbury, Glen Sturm and Bahram Yusefzadeh, tendered their resignations as directors of the Company.

     The Company, as of the current date, has not issued any of the Common Stock purchase warrants to Landsbury, nor has the Company issued any of the stock options to Ms. Frank. The Company has requested from Ms. Frank and Landsbury a release of any of the Company's obligations to Landsbury and/or Ms. Frank, there is no assurance that either Ms. Frank or Landsbury will provide general releases. As of the date of these financial statements, neither Ms. Frank nor Landsbury have notified the Company of any claims against the Company.

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

                           INSCI-STATEMENTS.COM, CORP.


                           By: /s/ HENRY F. NELSON
                           -----------------------------------------
                           Henry F. Nelson, Chief Executive Officer, President, and Chief Financial Officer


Dated: July 26, 2001

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes Henry F. Nelson as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any attached amendments to this Report on Form 10-KSB/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                       TITLE                        DATE
         ---------                       -----                        ----

                              Chief Executive Officer,
                                President, Chief Financial
/s/ HENRY F. NELSON             Officer and Director              July 11, 2001
-------------------
Henry F. Nelson


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

INDEX OF EXHIBITS


The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below (footnote explanations are at end of Index):

Sequential
Page Number
-----------

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     ----------------------

   3.1          Certificate of Incorporation of the Company.
   3.2          Bylaws of the Company.
   3.3          Amendment to Certificate of Incorporation of the Company Creating Preferred Stock.
   3.4          Certificate of Amendment to the Certificate of Incorporation.
   3.5          Certificate of Amendment to Certificate of Incorporation changing the Company name to insci-statements.com, corp.
   4.1          Rights agreement dated April 4, 2000 between the Company and the Rights Agent.
   10.1         1992 Stock Option Plan.
   10.2         1992 Directors Option Plan.
   10.3         1992 Advisory Committee Plan.
   10.4         Accounts Financing Agreement between the Registrant and Congress
                  Financial Corporation, and related documents.
   10.5         Form of 1991 Option.
   10.6         Form of 1992 Warrants.
   10.7         Form of 1992 Convertible Subordinated Note.
   10.8         Form of 1992 Contingent Warrants.
   10.9         Form of 1993 Warrant3/4Version A.
   10.10        Form of 1993 Release Agreement.
   10.11        Form of Management Agreement between the Registrant and Imtech.
   10.12        Form of Tax Sharing Agreement between the Registrant and Imtech.
   10.13        Form of Indemnification Agreement with the Registrant's Directors.
   10.14        Marketing Associate Solution Alliance Agreement between UNISYS Corporation and Registrant.
   10.16        Data General Value Added Reseller Discount Purchase Agreement.
   10.17        Data General Optical Systems and Software Agreement.
   10.18        Distribution Agreement between Fiserv CIR, Inc. and Registrant.
   10.19        Lease Agreement relating to the Company's White Plains, New York headquarters.
   10.20        Forms of Customer License Agreements used by the Company.
   10.21        Forms of Employee Confidentiality Agreements used by the Company.
   10.22        Nondisclosure and Noncompetition Agreement between the Registrant, Imtech and
                  Mason Grigsby.
   10.23        Form of 1993 Warrant - Version B.
   10.24        Employment Agreement between the Company and John L. Gillis.
   10.25        Employment Agreement between the Company and Kris Canekeratne.
   10.26        Form of 1993 Exchange Agreement and Investor Suitability Representations.
   10.27        Form of 1993 Conversion Agreement.
   10.28        Waivers by Congress Financial Corporation.
   10.29        Form of Investor's Warrant Agreement.
   10.30        Form of Representative's Warrant Agreement.
   10.31        License Agreement between Bull HN Information Systems, Inc. and Registrant.
   10.33        Loan Agreement between BNY Financial Corporation and Registrant.
   10.34        Preferred Stock Subscription Agreement between the Company and Imtech relating to Preferred Stock.
   10.35        Business Partner Agreement between International Business Machines Corporation and Registrant.
   10.36        Waiver by BNY Financial Corporation.
   10.37        Stock Escrow Agreement between Registrant, Imtech and First Union National Bank of North Carolina (as Escrow Agent)
   10.39        Promissory Note to the Company from John L. Gillis and Sandra Gillis.
   10.40        Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
   10.41        Amendment to Loan Agreement between BNY Financial Corporation and Registrant.
   10.42        Lease agreement relating to the Company's Westborough, MA headquarters.
   10.43        Employment agreement with Jack Steinkrauss.
   10.44        First amendment to employment agreement with John Gillis.
   10.45        First amendment to employment agreement with Kris Canekeratne.
   10.46        Agreement for system purchase by The Northern Trust Company.
   10.47        Preferred stock conversion agreement.
   10.48        Technology and Reseller Agreement with Elixir Technologies, Inc.
   10.49        Private Placement Term Sheet and Exhibits for offering of 90-Day 10% Subordinated
                  Notes. Repayable in Cash or in Shares of the Company's Proposed 10% Convertible
                  Preferred Stock.
   10.50        First Amendment to Private Placement Term Sheet and Exhibits.
   10.51        Employment agreement with Edward J. Prince.
   10.52        Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
   10.53        Employment Contract with George Trigilio, Jr.
   10.54        Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
   10.55        Warrant Exchange Agreement with Norcross & Company
   10.56        Asset Purchase Agreement between the Company and Courtland Group, Inc.
   10.57        10% Convertible Preferred Stock Private Placement Term Sheet and Exhibits
   10.58        Unit Private Placement Term Sheet and Exhibits
   10.59        Credit Line Agreement between the Company and Silicon Valley Bank
   10.60        Amendment to Employment Agreement with E. Ted Prince, CEO
   10.61        Acquisition Agreement between The Internet Broadcasting Company, Inc. and insci-
                  statements.com, corp.
   10.62        Regulation D Share Purchase Agreement, Form of Warrant and Registration Agreement
                  with The Tail Wind Fund, Ltd.
   10.63        Investment Agreement dated November 28, 2000 by and between the
                  Company, Selway and CIP.
   10.64        Employment Agreement with Lori Frank.
   10.65        Asset Purchase Agreement between Lognet Systems Ltd, Lognet 2000, Inc., Paynet Electronic Billing
                  Ltd. and insci-statements.com, corp.
   10.66        Purchase and Sale Agreement between Prestige Capital Corporation and insci-statements.com Corp.
   10.67        Participation Agreement between Prestige Capital Corporation and Selway Partners, LLC.
   10.68        Employment Agreement with Henry F. Nelson
   10.69        Investment Agreement as of June 21, 2001 between Selway Partners, LLC, Selway Management, Inc. and
                  insci-statements.com,corp.
   10.70        Amendment No. 1 to Management  Agreement between  insci-statements.com,corp.  and Selway
                  Management, Inc.
   13.1         Form 10-QSB for the quarter ended June 30, 2000
   13.2         Form 10-QSB for the quarter ended September 30, 2000
   13.3         Form 10-QSB for the quarter ended December 31, 2000
   16.1         Letter regarding change in certifying accountants
   16.2         Pannell Kerr Forster P.C. letter regarding change in certifying accountants.
   21.1         Subsidiaries of the Company

----------------------------------

    Unless otherwise noted, the exhibit is incorporated by reference with a prior filing.