Form 10QSB
period 2001-06-30
INSCI STATEMENTS COM CORP
filed 2001-08-13
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2001

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from ___________to __________

                         Commission file number: 1-12966

                           INSCI-STATEMENTS.COM, CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                    06-1302773
---------------------------------          ------------------------------------
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

Yes  X     No
   -----       ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                             Outstanding August 8, 2001
-------------------                             --------------------------
Common Stock, par value $.01                             16,129,212

Transitional Small Business Disclosure Format (check one)
Yes     No  X
   ---     ---

                           INSCI-STATEMENTS.COM, CORP.

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of June 30, 2001                       3

        Consolidated Statements of Operations for the Three Months           4
            Ended June 30, 2001 and 2000

        Consolidated Statements of Cash Flows for the Three Months           5
            Ended June 30, 2001 and 2000

        Notes to Financial Statements                                        7

Item 2. Management's Discussion and Analysis or Plan of Operation           11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Change in Securities                                               15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

         Signature                                                          16

                           INSCI-STATEMENTS.COM, CORP.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           June 30,
                                                             2001
                                                           --------
ASSETS
  Current assets:
    Cash and cash equivalents                              $    302
    Accounts receivable, net of allowance for doubtful
       accounts of $252                                       1,456
    Prepaid expenses and other current assets                   228
                                                           --------
        Total current assets                                  1,986
  Property and equipment, net                                   454
  Other assets                                                  182
                                                           --------
    Total assets                                           $  2,622
                                                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Advances on receivables and bank debt                  $    623
    Convertible debt                                          2,280
    Accounts payable                                          1,636
    Accrued expenses and other current liabilities            2,418
    Capital lease obligations                                   329
    Deferred revenue                                          1,595
                                                           --------
      Total current liabilities                               8,881
                                                           --------
  Commitments and contingencies
  Series A Convertible Redeemable Preferred Stock,
      $.01 par value, authorized 4,308 shares:
      issued none                                              --
  Series B Convertible Redeemable Preferred Stock,
      $.01 par value, authorized 100 shares:
      issued none                                              --
  Stockholders' equity (deficit)
    Convertible preferred stock, $.01 par value,
      authorized 5,692 shares: 8% Convertible
      redeemable preferred stock, 861 shares
      issued and outstanding, no liquidation
      preference                                                 12
    Common stock, $.01 par value, authorized
      40,000 shares: issued and outstanding
      16,129 shares                                             161
    Additional paid-in capital                               47,247
    Accumulated deficit                                     (53,679)
                                                           --------
      Total stockholders' equity (deficit)                   (6,259)
                                                           --------
    Total liabilities and stockholders' equity (deficit)   $  2,622
                                                           ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           INSCI-STATEMENTS.COM, CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                Three months ended
                                                     June 30,
                                                 2001       2000
                                               --------    --------
Revenue
  Product                                      $    936    $  1,260
  Services                                        1,549       1,619
                                               --------    --------
    Total revenue                                 2,485       2,879
                                               --------    --------
Cost of revenue
  Product                                            32         289
  Services                                          459         898
                                               --------    --------
    Total cost of revenue                           491       1,187
                                               --------    --------
Gross profit                                      1,994       1,692
                                               --------    --------
Expenses
  Sales and marketing                               623       1,076
  Product development                               593       1,817
  General and administrative                        803       1,170
                                               --------    --------
                                                  2,019       4,063
                                               --------    --------
Loss from operations                                (25)     (2,371)
Interest expense, net                              (110)       --
                                               --------    --------
Net loss                                           (135)     (2,371)
Preferred stock dividend                            (89)        (67)
                                               --------    --------
Net loss applicable to common shares           $   (224)   $ (2,438)
                                               ========    ========
Net loss per common share -
  Basic and diluted                            $  (0.01)   $  (0.17)
                                               ========    ========
Weighted average common shares outstanding -
  Basic and diluted                              16,129      13,999
                                               ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           INSCI-STATEMENTS.COM, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Three months ended
                                                                 June 30,
                                                              2001      2000
                                                            -------    -------
Cash flows from operating activities:
  Net loss                                                  $  (135)   $(2,371)
  Reconciliation of net income (loss) to net cash
    used in  operating activities:
    Depreciation and amortization                                88        395
    Stock options granted for services                         --           12
    Stock granted for services and incentive compensation        20         10
    Changes in assets and liabilities:
      Accounts receivable                                         6        (79)
      Prepaid expenses and other current assets                 (66)      (241)
      Other assets                                               54        107
      Accounts payable                                          (77)       203
      Accrued expenses and other current liabilities           (108)       405
      Deferred revenue                                           74        370
                                                            -------    -------
Net cash used in operating activities                          (144)    (1,189)
                                                            -------    -------
Cash flows from investing activities:
  Capital expenditures                                           (1)      (194)
  Proceeds from sale of property and equipment                   17       --
  Cash acquired upon purchase of Lognet, net of
    acquisition costs                                          --        2,845
                                                            -------    -------
Net cash provided by investing activities                        16      2,651
                                                            -------    -------
Cash flows from financing activities:
  Net repayments of advances on receivables and bank debt      (279)      (379)
  Principal payments on capital lease obligations               (31)      (116)
  Proceeds from convertible debt                                280       --
  Proceeds from exercise of options of common stock            --          107
  Foreign currency translation                                 --          (35)
                                                            -------    -------
Net cash used in financing activities                           (30)      (423)
                                                            -------    -------
Net change in cash and cash equivalents                        (158)     1,039
Cash and cash equivalents at beginning of period                460      1,911
                                                            -------    -------
Cash and cash equivalents at end of period                  $   302    $ 2,950
                                                            =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                      $    63    $    35
                                                            =======    =======
Cash paid for income taxes                                  $  --      $  --
                                                            =======    =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           INSCI-STATEMENTS.COM, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

     During the three months ended June 30, 2000, the Company issued 322,974 shares of its common stock for the conversion of its 8% convertible preferred stocks.

     During the three months ended June 30, 2001 and June 30, 2000, the Company issued 383,465 and 18,069 shares, respectively, of its 8% convertible redeemable preferred stock in lieu of payment of dividends.

     During the three months ended June 30, 2000, the Company issued 2,500,000 restricted shares of its common stock to acquire all of the common shares of Lognet 2000, Inc.

     During the three months ended June 30, 2000, the Company acquired property and equipment under capital leases with a value of $26,000.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           INSCI-STATEMENTS.COM, CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION, BUSINESS ENVIRONMENT AND MANAGEMENT'S PLAN

         The financial statements included in this report have been prepared by insci-statements.com, corp., (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001. The results of the three months ended June 30, 2001 may not be indicative of the results that may be expected for the year ended March 31, 2002.

         INSCI develops and provides software for electronic document distribution, storage and presentment. The accompanying financial statements for the three months ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. INSCI incurred a net loss of $135,000 and $17.5 million for the three months ended June 30, 2001 and the year ended March 31, 2001, respectively, and as of June 30, 2001 had an accumulated deficit of $53.7 million and a working capital deficit of $6.9 million. INSCI's revenues fluctuate because of a variety of factors including the amount of revenue generated from its alliances with other companies selling its products, the length of the sales cycle for our products, demand for its products and the introduction of new products and product enhancements. INSCI is currently past due on many of its current obligations and commitments to creditors. At the present time, a number of creditors and vendors have threatened action against INSCI. There is no assurance that creditors will continue to supply goods and services to the Company, or that they will not commence legal action against INSCI that may result in INSCI either voluntarily or involuntarily seeking protection under the Federal Bankruptcy Law. Effective with the close of INSCI's second quarter of fiscal 2001, there was a redirection of its business strategy resulting in a restructuring and other charge of $8.9 million to the results of operations for fiscal 2001. At the same time, INSCI closed on a $2.0 million subordinated convertible debt financing and began to implement INSCI's redirected business strategy. During May 2001, a new management team was hired and INSCI announced it would seek strategic partnerships or alliances, obtain new commercial and/or equity financing, or other business combinations. The new management team revised INSCI's operating plan and introduced several cost reduction programs. During June 2001, INSCI entered into a subordinated convertible debt facility of up to $700,000 as an interim financing solution.

         INSCI's Board of Directors is actively pursuing potential merger, partnering opportunities and/or asset sale. INSCI expects that these efforts will result in the introduction of other parties with interests and resources, which may be compatible with that of INSCI. However, no assurance can be given that INSCI will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming that INSCI successfully raises additional funds or enters into a business alliance, that it will achieve profitability or positive cash flow. If INSCI is unable to obtain adequate additional financing or enter into such business alliance, it may be required to seek protection under the Federal Bankruptcy law. These factors, as well as certain other risk factors enumerated in the Company's Form 10-KSB for the fiscal year ended March 31, 2001, raise substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the three months ended June 30, 2001 and 2000.

         The accompanying consolidated financial statements give effect to INSCI's acquisition of Lognet 2000, Inc. ("Lognet") on May 24, 2000, which was accounted for by the purchase method of accounting. Accordingly, operating results for the three months ended June 30, 2000 and the Statement of Cash Flows for the three months ended June 30, 2000 include the results of Lognet subsequent to the date of acquisition. For Fiscal 2001, the results of operations for Lognet prior to the acquisition date are not material to the results of operations of INSCI.

         The accompanying financial statements for the three months ended June 30, 2000 also include the operations of INSCI and its wholly-owned subsidiaries, InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC"), and INSCI (UK) Limited. These subsidiaries are no longer active and their operations have been terminated. The INSCI (UK) Limited subsidiary was not financially significant to the consolidated results of the Company. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

         Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share since the inclusion of stock options, warrants and convertible securities would be antidilutive. For the three months ended June 30, 2001 and June 30, 2000, 33,609,000 and 7,620,000, respectively, stock options, warrants and convertible securities were excluded because their effect would be antidilutive. The above calculation for June 30, 2001 assumes that the 8% Preferred Stock converts to Common Stock based upon the 29 cents closing price of INSCI's Common stock on June 29, 2001.

ISSUANCE OF COMMON STOCK

         During April 2001, 60,953 shares of common stock were issued in payment of management fees to Selway Management, Inc. an affiliate of Selway Partners, LLC ("Selway") a technology holding company based in Totowa, New Jersey. Selway is an affiliate of INSCI due to its beneficial ownership of common stock and convertible securities of INSCI. Additionally, two of INSCI's five board of directors' members are affiliated with Selway.

SIGNIFICANT CUSTOMERS

         For the three months ended June 30, 2001, INSCI received 20% of its total revenues from Unisys Corporation, one of its strategic sales partners. For the three months ended June 30, 2000, INSCI received 24% of its total revenues from Xerox Corporation, also one of its strategic sales partners. For the year ended March 31, 2001, INSCI received 14% and 18% of its total revenues from Unisys Corporation and Xerox Corporation, respectively. Unisys Corporation and Xerox Corporation accounted for 24% and 24%, respectively, of the company's accounts receivable at June 30, 2001. At June 30, 2000, Unisys Corporation and Xerox Corporation accounted for 10% and 36%, respectively, of the Company's accounts receivable. A decline in revenues from either of these sales partners in future quarters could materially effect the revenues, operating results and liquidity of the Company.

CONTINGENCIES

LEGAL PROCEEDINGS

         The Company is a party to pending legal proceedings involving claims for approximately $143,000 for services rendered to the Company. The Company is contesting the claims. The Company has also received several default notices and claims. The outcome of such proceedings and claims cannot be determined with certainty. Due to the Company's limited capital resources, an adverse decision or decisions if other claims are formally instituted may cause the Company to either voluntarily or involuntarily seek protection under the Federal Bankruptcy law.

MANAGEMENT CONSULTING ARRANGEMENT

         During November 2000, the Company entered into certain arrangements with Landsbury, LLP ("Landsbury"), wherein Landsbury agreed to act as a management consultant to the Company and perform consulting services, in exchange for the Company issuing Landsbury Common Stock purchase warrants to purchase approximately 10% of the then issued and outstanding Common Stock of the Company at $.72 per share. As part of this arrangement, a member of Landsbury entered into an employment agreement with the Company to become its Chief Executive Officer ("CEO") and among other things, to receive options to purchase 825,000 shares of Common Stock of the Company pursuant to the Company's Stock Option Plan. These options are included in the computation of the 10% noted above. During May 2001, the CEO resigned all positions held with the Company. Also during May 2001, two other members of Landsbury tendered their resignations as directors of the Company.

         The Company, as of the current date, has not issued any of the Common Stock purchase warrants to Landsbury, nor has the Company issued any of the stock options to the former CEO. Although the Company has requested from the former CEO and Landsbury a release of any of the Company's obligations to Landsbury and/or the former CEO, there is no assurance that either the former CEO or Landsbury will provide general releases. As of the date of these financial statements, neither the former CEO nor Landsbury have notified the Company of any claims against the Company.

DEBT

                                               TOTAL
                                               ------
Advance on Receivables                $  229
Promissory Note due October 1, 2001      394   $  623
                                      ------
Convertible Debt                       2,000
Convertible Debentures                   280    2,280
                                      ------   ------

                                               $2,903
                                               ======

         At June 30, 2001, pursuant to a March 8, 2001 receivables financing arrangement with Prestige Capital Corporation ("Prestige"), INSCI had sold $420,000 of INSCI's receivables and received cash advances of $315,000. The cash proceeds were used to fund operations. During the three months ended June 30, 2001, INSCI recorded $51,000 of discounts taken by Prestige as interest expense in the accompanying consolidated statements of operations.

         Pursuant to a $2.0 million convertible debt financing with Selway in November 2000, the Convertible Debt is convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per share. The Series A Preferred is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Convertible Debt bears interest at prime plus 2 1/2 percent payable in cash or in additional shares of Series A Preferred, at the option of the Investors, and is secured by a subordinated lien on all of INSCI's assets. Unless previously converted into shares of Series A Preferred, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors.

         The Convertible Debt has a number of non-financial convenant requirements such as certain registration rights and the obligation of the Company to obtain shareholder approval for the issuance of shares resulting from the conversion of the Convertible Debt and warrants. The Company has not complied with these convenants and may be deemed in default. As of the date of these financial statements, the holders of the Convertible Debt have not declared a default but there can be no assurance that the Company will not be declared in default in the future. In the event a default was declared which was uncured, the holders could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. Accordingly, the Company has classified the principal as current in the accompanying consolidated balance sheet.

         During, June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway. The Agreement provides up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). The Company received an initial $250,000 from the financing on June 27, 2001 and is scheduled to receive an additional $100,000 upon completion of post-closing items. The balance of the financing, or the sum of $350,000, will be made available to the Company in $50,000 increments at the option of Selway, and upon attaining certain operating milestones by the Company. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder.

         The Series B Preferred is convertible at the option of the holder into Common Stock at a conversion price equal to (i) such number of shares of Common Stock as represents the "Current Value Percentage" (as defined) of total issued and outstanding Common Stock as of the date of conversion, plus (ii) such additional shares of Common Stock issuable after the date of conversion as may be necessary to maintain such Current Value Percentage upon the conversion of the 8% Preferred Stock and the Series A Preferred, or exercise of other convertible instruments. The Debentures contain a beneficial conversion feature, which will be recorded as interest expense upon conversion.

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

RESTRUCTURING AND OTHER CHARGES

         Effective with the close of the Company's second quarter of Fiscal 2001, at September 30, 2000, there was a redirection of the Company's strategic direction whereby it ceased operations of InfiniteSpace, IBC and INSCI (UK), reduced operating expenses and wrote down its investment in Lognet. These changes and the costs of closing InfiniteSpace, IBC and INSCI (UK); along with other costs associated with the realignment of INSCI's strategy, were charged to the operating results for Fiscal 2001. The major components of the charges were a write-down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $832,000 related to severance payments for approximately 20 terminated employees, $831,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace and its data center.

         At June 30, 2001, the remaining accrual for restructuring costs was $738,000, of which $16,000 was for severance costs and $722,000 was for lease commitments and other exit costs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company adopted SFAS No. 133 on April 1, 2001. The Company does not currently nor does it intend in the future to use derivative instruments and therefore does not expect that the adoption of SFAS No. 133 will have any impact on its financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. This standard is required to be adopted at the discretion of management, as of the beginning of Fiscal 2002 or 2003. However, the Company does not believe that the adoption of SFAS No. 141 and SFAS No. 142 will have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

         The following discussion of management's analysis of operations for the three months ended June 30, 2001 ("First Quarter of Fiscal 2002") and the three months ended June 30, 2000 ("First Quarter of Fiscal 2001"), and discussion of financial condition at June 30, 2001, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

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

         We distribute our products through a combination of a direct sales force and through VARs, distributors and sales alliances with companies including Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third-party VARs and distributors.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $135,000 and $17.5 million for the First quarter of fiscal 2002 and the year ended March 31, 2001, respectively, and as of June 30, 2001 had an accumulated deficit of $53.7 million and a working capital deficit of $6.9 million. Our revenues fluctuate because of a variety of factors including the amount of revenue generated from our alliances with other companies selling our products, the length of the sales cycle for our products, demand for our products and the introduction of new products and product enhancements. We are currently past due on many of our current obligations and commitments to creditors. At the present time, a number of creditors and vendors have threatened action against us. There is no assurance that creditors will continue to supply goods and services to the Company, or that they will not commence legal action against us that may result in the Company either voluntarily or involuntarily seeking protection under the Federal Bankruptcy Law. Effective with the close of our second fiscal quarter, September 30, 2000, there was a redirection of our business strategy resulting in a restructuring and other charge of $8.9 million to the results of operations for fiscal 2001. At the same time, we closed on a $2.0 million subordinated convertible debt financing and began to implement our redirected business strategy. During May 2001, a new management team was hired and we announced that we would seek strategic partnerships or alliances, obtain new commercial and/or equity financing, or other business combinations. The new management team revised our operating plan and introduced several cost reduction programs. During June 2001, we entered into a subordinated convertible debt facility of up to $700,000 as an interim financing solution.

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

COMPARISON OF RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                         THREE MONTHS ENDED
                                              JUNE 30,
                                        2001             2000
                                          %                %
Revenue
  Product                                 38               44
  Services                                62               56
                                        ----             ----
    Total revenue                        100              100
                                        ----             ----
Cost of revenue
  Product                                  1               10
  Services                                19               31
                                        ----             ----
    Total cost of revenue                 20               41
                                        ----             ----
Gross margin                              80               59
                                        ----             ----
Expenses
  Sales and marketing                     25               43
  Product development                     24               58
  General and administrative              32               40
                                        ----             ----
    Total expenses                        81              141
                                        ----             ----
Loss from operations                      (1)             (82)
Interest expense, net                     (4)            --
                                        ----             ----
Net loss                                  (5)             (82)
                                        ====             ====

FIRST QUARTER OF FISCAL 2002 AS COMPARED TO FIRST QUARTER OF FISCAL 2001:

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

         Revenues for the First Quarter of Fiscal 2002 totaled $2.5 million and decreased by $394,000 (14%) compared to revenues of $2.9 million for the First Quarter of Fiscal 2001. The decline was primarily due to a large hardware related sale in the First Quarter of Fiscal 2001 that did not repeat and a decrease in sales through our business partners.

         For the First Quarter of Fiscal 2002 we received 20% of our total revenues from Unisys Corporation, one of our strategic sales partners. For the First Quarter of Fiscal 2001 we received 24% of our total revenues from Xerox Corporation, also one of our strategic sales partners. For Fiscal 2001, we received 14% and 18% of our total revenues from Unisys Corporation and Xerox Corporation, respectively. Unisys Corporation and Xerox Corporation accounted for 24% and 24%, respectively, of our accounts receivable at the end of the First Quarter of Fiscal 2002. At the end of the First Quarter of Fiscal 2001, Unisys Corporation and Xerox Corporation accounted for 10% and 36%, respectively, of our accounts receivable. A decline in revenues from either of these sales partners in future quarters could materially effect the revenues, operating results and liquidity of the Company.

GROSS PROFIT AND COST OF REVENUE

         Gross profit for the First Quarter of Fiscal 2002 was $2.0 million and increased $302,000 (18%) compared to gross profit of $1.7 million for the prior year period. Gross margin improved from 59% for the First Quarter of Fiscal 2001 to 80% for the current year period. The improvement in gross margin was primarily due to the decline in low margin hardware related sales and the elimination of costs associated with InfiniteSpace, our business-to-business electronic statements presentment application service provider (ASP) subsidiary, which was closed during the second quarter of fiscal 2001.

SALES AND MARKETING

         Sales and marketing expenses for the First Quarter of Fiscal 2002 were $623,000, a decline of $453,000 (42%) from the prior year period expenses of $1.1 million. This decrease reflects the elimination of InfiniteSpace start-up expenses for its selling organization and marketing activities incurred in the June 2000 quarter. The subsidiary's operations have been terminated.

PRODUCT DEVELOPMENT

         Product development expenses declined $1.2 million (67%) from the First Quarter of Fiscal 2001 level of $1.8 million. The decline was primarily due to the termination of InfiniteSpace and related operations during the second quarter of fiscal 2001 and the termination of a product consulting and development agreement with eRunway, Inc., an independent contractor, in December of 2000.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $803,000 for the First Quarter of Fiscal 2002, a decline of $367,000 (31%) from the prior year period. The decline was primarily due to the elimination of costs associated with InfiniteSpace and various cost reduction efforts enacted for Fiscal 2002. The decline was partially offset by an increase in legal fees due to the financing closed in June 2001.

INTEREST EXPENSE, NET

         Interest expense for the First Quarter of Fiscal 2002 relates to outstanding debt and includes $51,000 of discounts associated with our receivables financing arrangement.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had $302,000 of cash and working capital deficit of $6.9 million in comparison to $460,000 of cash and working capital deficit of $6.9 million at March 31, 2001. Accounts receivable were $1.5 million at June 30, 2001 and at March 31, 2001.

The Company's cash flows are summarized below for the periods indicated: (in thousands)

                                             THREE MONTHS ENDED JUNE 30,
                                             2001                  2000
                                             ----                  ----
Cash provided by (used in)
       Operating activities                  $  (144)           $(1,189)
       Investing activities                       16              2,651
       Financing activities                      (30)              (423)
                                             -------            -------
           Increase(decrease) in cash
             and cash equivalents            $  (158)           $ 1,039
                                             =======            =======
Cash and cash equivalents at end of period   $   302            $ 2,950

         During June 2001, we entered into a subordinated convertible debt facility of up to $700,000 with Selway. We received gross proceeds of $250,000 from the financing on June 27, 2001 and will receive an additional $100,000 upon completion of several post-closing items. INSCI can draw on the remainder of the facility, at the discretion of Selway, and upon attaining certain operating milestones. The convertible debt bears an annual interest rate of 13 percent payable in cash or in additional debentures and is convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share. The convertible debt is secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest are payable at the earlier of June 15, 2002 or upon demand by Selway. The Series B Preferred has liquidation preferences, which are pari passu with other pre-existing shares of Preferred Stock.

         We have a deficiency in our financial statements in that we have $8.9 million in liabilities and $2.6 million in assets. This deficiency, unless remedied, can result in us not being able to continue our business operations. Our plan to continue our business involves our ability to negotiate either reduction in amounts outstanding to vendors or extension of payment terms combined with the termination of InfiniteSpace operations. Additionally, we have and will continue to explore the sale of nonstrategic assets. Despite the forgoing measures, there are no assurances that we will be able to meet certain obligations. We have recently received several default notices on certain equipment leases and payables, which combined are material. We are actively negotiating to satisfy the claims.

         Our Board of Directors is actively pursuing potential merger, partnering opportunities and/or asset sale. We expect that these efforts will result in the introduction of other parties with interests and resources, which may be compatible with that of INSCI. However, no assurance can be given that INSCI will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming that INSCI successfully raises additional funds or enters into a business alliance, that it will achieve profitability or positive cash flow. If additional funds from such activities are not available, we will be required to significantly modify the implementation and execution of our business plan and may not be able to continue as a going concern. Additionally, if we are unable to obtain additional funding, we may be required to seek protection under the Federal Bankruptcy Law. Our auditors issued a going concern opinion for our fiscal year ended March 31, 2001 as there exists substantial doubt about our ability to continue as a going concern.

"FORWARD-LOOKING" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

         This Quarterly Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of INSCI and its management. These statements are based upon a number of assumptions and estimates, which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to our ability to achieve or maintain growth or profitability, our ability to execute our business strategy successfully, our ability to obtain financing and to pay off our existing liabilities and fund our working capital needs, our relationship with our existing lenders, our relationship with our customers and suppliers, increased competition, possible system failures and rapid changes in technology and other factors discussed in this Quarterly Report and in our other filings with the Securities and Exchange Commission.

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

         The Company is also a defendant in an action commenced on July 16, 2001 by Computer Enterprises, Inc., ("CEI") in the Court of Common Pleas of Allegheny County Pennsylvania, Index No. 60-01-13668. The CEI Claim is for the sum of $33,600 plus interest and costs of suit including attorney's fees for computer consulting services provided to the Company. The Company is contesting the claim.

ITEM 2.  CHANGE IN SECURITIES

         This item is not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This item is not applicable.

ITEM 5. OTHER INFORMATION

         This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.

                  None

(B)      REPORTS ON FORM 8-K.

         A Current Report of Form 8-K was filed by the Company on April 12, 2001 reporting, under item 5, the sale of the majority of the assets of the Company's wholly owned subsidiaries Lognet 2000, Inc. and Lognet Systems, Ltd. to Paynet Electronic Billing Ltd. a non-affiliated privately-owned company based in Haifa, Israel.

         A Current Report of Form 8-K dated May 24, 2001 was filed by the Company on May 31, 2001 which reported, under item 5, a change in management with the appointment of Yaron I. Eitan as Chariman of the Board of Directors, Henry F. Nelson as President and Director of the Company, and Derek W. Dunaway as a member of the Board of Directors, and the resignations of Lori Frank as a Director and Chief Executive Officer of the Company, Yoav Cohen as Chairman of the Board of Directors and Glen Sturm and Bahram Yusefzadeh as Directors.


                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INSCI-STATEMENTS.COM, CORP

Date:  August 13, 2001            By:  /S/ HENRY F. NELSON
                                       --------------------------------------
                                       Henry F. Nelson
                                       Chief Executive Officer, President and
                                       Chief Financial Officer