Form 10QSB
period 2001-09-30
INSCI STATEMENTS COM CORP
filed 2001-11-13
CIK 878612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of
    1934 for the quarterly period ended: September 30, 2001

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange
    Act of 1934 For the Transition period from ______________ to _______________

                         Commission file number: 1-12966


                           INSCI-STATEMENTS.COM, CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                     06-1302773
------------------------------------        -----------------------------------
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

Yes   X     No
     ---       ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                               Outstanding November 9, 2001
-------------------                               ----------------------------
Common Stock, par value $.01                               29,789,776

Transitional Small Business Disclosure Format (check one)
Yes        No X
    ---      ---

                           INSCI-STATEMENTS.COM, CORP.

                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet as of September 30, 2001             3

          Consolidated Statements of Operations for the Three Months      4
            and Six Months Ended September 30, 2001 and 2000

          Consolidated Statements of Cash Flows for the Six Months        5
            Ended September 30, 2001 and 2000

          Notes to Financial Statements                                   7

Item 2.   Management's Discussion and Analysis or Plan of Operation      12


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                              18

Item 2.   Change in Securities                                           18

Item 3.   Defaults Upon Senior Securities                                18

Item 4.   Submission of Matters to a Vote of Security Holders            18

Item 5.   Other Information                                              18

Item 6.   Exhibits and Reports on Form 8-K                               18

          Signature                                                      19

                           INSCI-STATEMENTS.COM, CORP.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                   September 30,
                                                                       2001
                                                                   -------------
ASSETS
  Current assets:
    Cash and cash equivalents                                        $    263
    Accounts receivable, net of allowance for doubtful
      accounts of $269                                                  1,593

    Prepaid expenses and other current assets                             215
                                                                     --------
        Total current assets                                            2,071
  Property and equipment, net                                             372
  Other assets                                                            161
                                                                     --------
        Total assets                                                 $  2,604
                                                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Advances on receivables and bank debt                            $    684
    Convertible debt                                                    2,345
    Accounts payable                                                    1,514
    Accrued expenses and other current liabilities                      2,168
    Capital lease obligations                                             329
    Deferred revenue                                                    1,768
                                                                     --------
        Total current liabilities                                       8,808
                                                                     --------
  Commitments and contingencies
  Series A Convertible Redeemable Preferred Stock, $.01 par value,
    authorized 4,308 shares: issued none                                    -
  Series B Convertible Redeemable Preferred Stock, $.01 par value,
    authorized 100 shares: issued none                                      -
  Stockholders' equity (deficit):
    Convertible preferred stock, $.01 par value, authorized 5,692 shares:
        8% Convertible redeemable preferred stock, 1,207 shares
          issued and outstanding, no liquidation preference                12
    Common stock, $.01 par value, authorized 40,000 shares:
      issued and outstanding 16,558 shares                                166
    Additional paid-in capital                                         47,245
    Accumulated deficit                                               (53,627)
                                                                     --------
      Total stockholders' equity (deficit)                             (6,204)
                                                                     --------
        Total liabilities and stockholders' equity (deficit)         $  2,604
                                                                     ========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                                   INSCI-STATEMENTS.COM, CORP.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (in thousands, except per share amounts)
                                                           (unaudited)

                                                                   Three months ended                    Six months ended
                                                                      September 30,                         September 30,
                                                                  2001             2000                 2001             2000
                                                                  ----             ----                 ----             ----
Revenue
  Product                                                        $   844         $    972              $ 1,780         $  2,232
  Services                                                         1,379            1,534                2,928            3,153
                                                                 -------         --------              -------         --------
    Total revenue                                                  2,223            2,506                4,708            5,385
                                                                 -------         --------              -------         --------
Cost of revenue
  Product                                                             54              235                   86              525
  Services                                                           455              941                  914            1,838
                                                                 -------         --------              -------         --------
    Total cost of revenue                                            509            1,176                1,000            2,363
                                                                 -------         --------              -------         --------
Gross profit                                                       1,714            1,330                3,708            3,022
                                                                 -------         --------              -------         --------
Expenses
  Sales and marketing                                                480              939                1,103            2,015
  Product development                                                401            1,937                  994            3,754
  General and administrative                                         550            1,167                1,353            2,337
  Non-recurring expenses:
    Restructuring and other charges                                 --              8,516                 --              8,516
                                                                 -------         --------              -------         --------
                                                                   1,431           12,559                3,450           16,622
                                                                 -------         --------              -------         --------
Income (loss) from operations                                        283          (11,229)                 258          (13,600)
Interest (expense) income, net                                      (106)               7                 (216)               7
                                                                 -------         --------              -------         --------
Net income (loss)                                                    177          (11,222)                  42          (13,593)
Preferred stock dividend                                            (124)             (70)                (213)            (138)
                                                                 -------         --------              -------         --------
Net income (loss) applicable to common shares                    $    53         $(11,292)             $  (171)        $(13,731)
                                                                 =======         ========              =======         ========
Net loss per common share - Basic and diluted                    $  0.00         $  (0.72)             $ (0.01)        $  (0.93)
                                                                 =======         ========              =======         ========
Weighted average common shares outstanding - basic                16,332           15,591               16,230           14,799
                                                                 =======         ========              =======         ========
Weighted average common shares outstanding - diluted              53,325           15,591               16,230           14,799
                                                                 =======         ========              =======         ========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           INSCI-STATEMENTS.COM, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            Six months ended
                                                              September 30,
                                                           2001           2000
                                                           ----           ----
Cash flows from operating activities:
  Net loss                                                $    42      $(13,593)
  Reconciliation of net income (loss) to net cash
    used in  operating activities:
    Depreciation and amortization                             174           879
    Restructuring charge                                     --           8,516
    Stock options granted for services                       --            (147)
    Stock granted for services and incentive
      compensation                                             20            10
    Changes in assets and liabilities:
      Accounts receivable                                    (131)          353
      Prepaid expenses and other current assets               (53)         (274)
      Other assets                                             75           135
      Accounts payable                                       (199)          604
      Accrued expenses and other current liabilities         (480)         (149)
      Deferred revenue                                        247           626
                                                          -------      --------
Net cash used in operating activities                        (305)       (3,040)
                                                          -------      --------
Cash flows from investing activities:
  Capital expenditures                                         (5)         (399)
  Proceeds from sale of property and equipment                 17          --
  Cash acquired upon purchase of Lognet, net of
    acquisition costs                                        --           2,845
                                                          -------      --------
Net cash provided by investing activities                      12         2,446
                                                          -------      --------
Cash flows from financing activities:
  Net repayments of advances on receivables and
    bank debt                                                (218)         (116)
  Principal payments on capital lease obligations             (31)         (216)
  Proceeds from convertible debt
                                                              345          --
  Proceeds from exercise of options of common stock
                                                             --             136
                                                          -------      --------
Net cash provided by (used in) financing activities            96          (196)
                                                          -------      --------
Foreign currency translation                                 --             (52)
                                                          -------      --------
Net change in cash and cash equivalents                      (197)         (842)
Cash and cash equivalents at beginning of period              460         1,911
                                                          -------      --------
Cash and cash equivalents at end of period                $   263      $  1,069
                                                          =======      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                    $   114      $     69
                                                          =======      ========
Cash paid for income taxes                                $  --        $   --
                                                          =======      ========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           INSCI-STATEMENTS.COM, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

     During the six months ended September 30, 2001 and September 30, 2000, the Company issued 40,904 and 328,322 shares, respectively, of its common stock for the conversion of its 8% convertible preferred stocks.

     During the six months ended September 30, 2001 and September 30, 2000, the Company issued 383,465 and 46,024 shares, respectively, of its 8% convertible redeemable preferred stock in lieu of payment of dividends.

     During the six months ended September 30, 2000, the Company issued 2,500,000 restricted shares of its common stock to acquire all of the common shares of Lognet 2000, Inc.

     During the six months ended September 30, 2000, the Company acquired property and equipment under capital leases with a value of $26,000.

     During the six months ended September 30, 2000, the Company acquired software program rights in exchange for 40,000 shares of its common stock.


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           INSCI-STATEMENTS.COM, CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION, BUSINESS ENVIRONMENT AND MANAGEMENT'S PLAN

         The financial statements included in this report have been prepared by insci-statements.com, corp., (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001. The results of the three months and six months ended September 30, 2001 may not be indicative of the results that may be expected for the year ended March 31, 2002.

         INSCI develops and provides software for electronic document distribution, storage and presentment. The accompanying financial statements for the six months ended September 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. INSCI incurred a net loss of $17.5 million for the year ended March 31, 2001, and as of September 30, 2001 had an accumulated deficit of $53.6 million and a working capital deficit of $6.7 million. INSCI's revenues fluctuate because of a variety of factors including the amount of revenue generated from its alliances with other companies selling its products, the length of the sales cycle for our products, demand for its products, the introduction of new products and product enhancements, and general economic conditions. INSCI is currently past due on many of its current obligations and commitments to creditors. At the present time, a number of creditors and vendors have threatened action against INSCI. There is no assurance that creditors will continue to supply goods and services to the Company, or that they will not commence legal action against INSCI that may result in INSCI either voluntarily or involuntarily seeking protection under the Federal Bankruptcy Law. Effective with the close of INSCI's second quarter of fiscal 2001, there was a redirection of its business strategy resulting in a restructuring and other charge of $8.9 million to the results of operations for fiscal 2001. At the same time, INSCI closed on a $2.0 million subordinated convertible debt financing and began to implement INSCI's redirected business strategy. During May 2001, a new management team was hired and INSCI announced it would seek strategic partnerships or alliances, obtain new commercial and/or equity financing, or other business combinations. The new management team revised INSCI's operating plan and introduced several cost reduction programs. During June 2001, INSCI entered into a subordinated convertible debt facility of up to $700,000 as an interim financing solution.

         INSCI's Board of Directors is actively pursuing potential merger, partnering opportunities and/or asset sale. INSCI expects that these efforts will result in the introduction of other parties with interests and resources, which may be compatible with that of INSCI. However, no assurance can be given that INSCI will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming that INSCI successfully raises additional funds or enters into a business alliance, that it will continue to achieve profitability or achieve positive cash flow. These factors, as well as certain other risk factors enumerated in the Company's Form 10-KSB for the fiscal year ended March 31, 2001, raise substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the six months ended September 30, 2001 and 2000.

         The accompanying consolidated financial statements give effect to INSCI's acquisition of Lognet 2000, Inc. ("Lognet") on May 24, 2000, which was accounted for under the purchase method of accounting. Accordingly, operating results for the six months ended September 30, 2000 and the Statement of Cash Flows for the six months ended September 30, 2000 include the results of Lognet subsequent to the date of acquisition. For Fiscal 2001, the results of operations for Lognet prior to the acquisition date were not material to the results of operations of INSCI.

         The accompanying financial statements for the six months ended September 30, 2000 also include the operations of INSCI and its wholly-owned subsidiaries, InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC"), and INSCI (UK) Limited. These subsidiaries are no longer active and their operations have been terminated. The INSCI (UK) Limited subsidiary was not financially significant to the consolidated results of the Company. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME (LOSS) PER SHARE

         Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2000 and the six months ended September 30, 2001 and September 30, 2000, diluted net loss per share was equal to the basic net loss per share as stock options, warrants and convertible securities were excluded due to their anti-dilutive effect. For the six months ended September 30, 2001 and September 30, 2000, 46,794,739 and 7,145,153, shares respectively, from stock options, warrants and convertible securities would be anti-dilutive. A reconciliation from the number of shares used in the basic net income (loss) per share computation to the number of shares used in the diluted net income (loss) per share computation is as follows:

                                                                 Three months ended             Six months ended
                                                                      June 30,                      June 30,
                                                                2001           2000           2001           2000
                                                             ------------   ------------   ------------   ------------
Weighted average shares of common stock outstanding
  during the period                                              16,332            15,591         16,230         14,799
Weighted average common equivalent shares due to stock
  options and warrants                                                -     anti-dilutive  anti-dilutive  anti-dilutive
8% Convertible Preferred Stock                                   23,499     anti-dilutive  anti-dilutive  anti-dilutive
Convertible debt with Series A Convertible Redeemable
  Preferred Stock                                                     -               N/A            N/A            N/A
Convertible debt with Series B Convertible Redeemable
  Preferred Stock                                                13,494               N/A  anti-dilutive            N/A
                                                             ----------     -------------  -------------  -------------
                                                                 53,325            15,591         16,230         14,799
                                                             ==========     =============  =============  =============
The income (loss) used in determining basic and diluted
  earnings (loss) per share consisted of the following:

Basic
    Net income (loss)                                               177           (11,222)            42        (13,593)
    Preferred Stock Dividend                                       (124)              (70)          (213)          (138)
                                                             ----------     -------------  -------------  -------------
                                                                     53           (11,292)          (171)       (13,731)
                                                             ==========     =============  =============  =============
Diluted
     Net income (loss)                                              177           (11,222)            42        (13,593)
     Interest expense for Convertible debt with Series B
       Convertible Redeemable Preferred Stock                        10                 -              -               -
     Preferred Stock Dividend                                         -               (70)          (213)          (138)
                                                             ----------     -------------  -------------  -------------
                                                                    187           (11,292)          (171)       (13,731)
                                                             ==========     =============  =============  =============

ISSUANCE OF COMMON STOCK

         During August 2001, 387,482 shares of common stock were issued in settlement of the claim of The Tail Wind Fund, Ltd.

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

          During the six months ended September 30, 2001, 37,630 shares of preferred stock were converted into 40,904 shares of common stock.

SIGNIFICANT CUSTOMERS

         For the six months ended September 30, 2001, two customers represented approximately 17% and 11% of total revenues. For the six months ended September 30, 2000, INSCI received 13% and 20%, respectively, of its total revenues from these sales partners. For the year ended March 31, 2001, INSCI received 14% and 18%, respectively, of its total revenues from these sales partners. These two customers accounted for 30% and 23%, respectively, of the Company's accounts receivable at September 30, 2001. At September 30, 2000, these customers accounted for 34% and 17%, respectively, of the Company's accounts receivable. A decline in revenues from either of these sales partners in future quarters could materially effect the revenues, operating results and liquidity of the Company.

CONTINGENCIES

LEGAL PROCEEDINGS

         The Company is a party to pending legal proceedings involving claims for approximately $145,000 for services rendered to the Company. The Company is contesting the claims. The Company has also received several default notices and claims. An additional claim for approximately $57,000 was filed in October 2001. Claims totaling approximately $35,000 were settled subsequent to September 30, 2001 for $22,000. The outcome of the remaining proceedings and claims cannot be determined with certainty. Due to the Company's limited capital resources, an adverse decision or decisions if other claims are formally instituted may cause the Company to either voluntarily or involuntarily seek protection under the Federal Bankruptcy law.

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

         The Company, as of the current date, has not issued any of the Common Stock purchase warrants to Landsbury, nor has the Company issued any of the stock options to the former CEO. Although the Company has requested from the former CEO and Landsbury a release of any of the Company's obligations to Landsbury and/or the former CEO, there is no assurance that either the former CEO or Landsbury will provide general releases. As of the date of these financial statements, neither the former CEO nor Landsbury have notified the Company of any claims against the Company. The Company believes it has a meritorious defense to any claim, if and when a claim is made.

DEBT

Advance on Receivables                                     $  330
Promissory Note due October 1, 2002                           354
Convertible Debt                                            2,000
Convertible Debentures                                        345
                                                           ------
                                                           $3,029
                                                           ======

         At September 30, 2001, pursuant to a March 8, 2001 receivables financing arrangement with Prestige Capital Corporation ("Prestige"), INSCI had sold $440,000 of INSCI's receivables and received cash advances of $330,000. The cash proceeds were used to fund operations. During the six months ended September 30, 2001, INSCI recorded $91,000 of discounts taken by Prestige as interest expense in the accompanying consolidated statements of operations.

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

         During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway. The Agreement provides up to a sum of $700,000 of demand subordinated convertible debentures (the "Debentures"). The Company received an initial $250,000 from the financing on June 27, 2001 and an additional $65,000 on August 9, 2001. The balance of the financing, will be made available to the Company in $50,000 increments at the option of Selway, and upon attaining certain operating milestones. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder.

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

         INSCI entered into a change in terms agreement ("Note Agreement") for its guarantee of a $354,000 Promissory Note which was due on October 1, 2001 to the Pennsylvania Business Bank ("Bank"). Under the original Promissory Note, INSCI had guaranteed all of Lognet, Inc.'s obligations to the Bank. The amount due is to be repaid in monthly principal payments of $10,000 plus interest beginning on November 1, 2001, with the final payment due on October 1, 2002. Interest is payable at prime plus 2% with a minimum rate of 9%. The Promissory
Note is secured by a subordinated lien on all of the assets of INSCI. In addition, and as a part of the change in terms agreement, Selway has pledged a $105,000 money market account as additional collateral for the Promissory Note. Selway and its Chief Executive Officer, Yaron Eitan, have guaranteed payment of the Promissory Note. Mr. Eitan, as Chairman of the Board of INSCI, is an affiliate of the Company, and the transaction may be deemed an affiliated transaction. Additionally, the Bank released two other individual guarantors of the Promissory Note as a part of the change in terms agreement. The Note Agreement contains a Confession of Judgment by both the Company and the guarantors, in the event of default and an acceleration of payment of the Note is demanded by the Bank. Furthermore, the Note also contains a default provision in the event of a significant change in ownership of the Company. In consideration of Selway's guarantee and pledge of the money market account, INSCI has agreed to pay Selway an initial fee of $18,000 and a monthly fee of $5,000 for each month that the guarantee is outstanding. Such amounts are payable at the option of INSCI in either cash or debentures. The Company incorporates, by reference, its prior 8-K filing with respect to the acquisition of Lognet, Inc., as related to the payment obligation to the Pennsylvania Business Bank.

RESTRUCTURING AND OTHER CHARGES

         Effective September 30, 2000, with the close of the Company's second quarter of Fiscal 2001, there was a redirection of the Company's strategic direction whereby the Company ceased operations of InfiniteSpace, IBC and INSCI
(UK), thereby reducing operating expenses and wrote down its investment in Lognet. These changes and the costs of closing InfiniteSpace, IBC and INSCI
(UK); along with other costs associated with the realignment of INSCI's strategy, were charged to the operating results for Fiscal 2001. The major components of the charges were a write-down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $800,000 related to severance payments for approximately 20 terminated employees, $500,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace and its data center.

         At September 30, 2001, the remaining accrual for restructuring costs was $637,000, which was for remaining lease commitments and other exit costs.

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

         In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. The Company does not believe that the adoption of SFAS No. 141 and SFAS No. 142 will have a material affect on the Company's financial position or results of operations.

SUBSEQUENT EVENTS

         The terms and conditions of a Unit Purchase Agreement entered into by INSCI on September 3, 1996 (the "Unit Placement") requires holders of INSCI's 8% Preferred Stock ("Preferred stock") to automatically convert the issued and outstanding shares of Preferred Stock into shares of INSCI's Common Stock. In compliance with the Unit Placement, INSCI has determined that one share of Preferred Stock is convertible into 19,455 shares of Common Stock. Additionally, the Company has determined to pay the final dividend on the Preferred Stock in kind. Accordingly, shareholders holding shares of Preferred Stock will convert an aggregate of 1,205,134 shares of Preferred Stock exclusive of a dividend payable into 23,446,187 shares of Common Stock. INSCI further anticipates that it will issue 728,484 shares of Preferred Stock as a final dividend, which will be convertible into an additional 14,172,849 shares of Common Stock. The Company received consideration for the issuance of the shares of Preferred Stock as a result of the September 3, 1996 Unit Placement made to holders of Preferred Stock. No part of the consideration paid to the Company was received from any banking institution. At September 30, 2001, INSCI had available authorized and unissued Common Stock totaling 23,442,373 shares. At INSCI's Annual Meeting held on October 18, 2001, the shareholders did not ratify a proposal to increase the authorized Common Stock from 40,000,000 to 100,000,000 shares.

         The Board of the Company intends to call a Special Meeting of Shareholders to authorize an increase in the authorized Common Stock, to provide the necessary shares of Common Stock, and to further authorize an increase in the number of shares authorized for the Company's 1997 Equity Incentive Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of management's analysis of operations for the six months ("First Half of Fiscal 2002) and three months ("Second Quarter of Fiscal 2002") ended September 30, 2001 and the six months ("First Half of Fiscal
2001) and three months ("Second Quarter of Fiscal 2001") ended September 30, 2000, and discussion of financial condition at September 30, 2001, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

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

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $17.5 million for the year ended March 31, 2001, and as of September 30, 2001 had an accumulated deficit of $53.6 million and a working capital deficit of $6.7 million. Our revenues fluctuate because of a variety of factors including the amount of revenue generated from our alliances with other companies selling our products, the length of the sales cycle for our products, demand for our products and the introduction of new products and product enhancements. We are currently past due on many of our current obligations and commitments to creditors. At the present time, a number of creditors and vendors have threatened action against us. There is no assurance that creditors will continue to supply goods and services to the Company, or that they will not commence legal action against us that may result in the Company either voluntarily or involuntarily seeking protection under the Federal Bankruptcy Law. Effective with the close of our second fiscal quarter, September 30, 2000, there was a redirection of our business strategy resulting in a restructuring and other charge of $8.9 million to the results of operations for fiscal 2001. At the same time, we closed on a $2.0 million subordinated convertible debt financing and began to implement our redirected business strategy. During May 2001, Henry Nelson, as the new Chief Executive Officer and President, assembled a new management team and we announced that we would seek strategic partnerships or alliances, obtain new commercial and/or equity financing, or other business combinations. The new management team revised our operating plan and introduced several cost reduction programs. During June 2001, we entered into a subordinated convertible debt facility of up to $700,000 as an interim financing solution.

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

COMPARISON OF RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:


                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                        SEPTEMBER 30,          JUNE 30,
                                     2001          2000    2001        2000
                                       %            %         %          %
Revenue
  Product                              38          39        38         41
  Services                             62          61        62         59
                                      ---        ----      ----       ----
    Total revenue                     100         100       100        100
                                      ---        ----      ----       ----
Cost of revenue
  Product                               2           9         2         10
  Services                             21          38        19         34
                                      ---        ----      ----       ----
    Total cost of revenue              23          47        21         44
                                      ---        ----      ----       ----
Gross profit                           77          53        79         56
                                      ---        ----      ----       ----
Expenses
  Sales and marketing                  21          37        23         37
  Product development                  18          77        21         70
  General and administrative           25          47        29         43
  Non-recurring expenses:
    Restructuring and other charges     -         340         -        158
                                      ---        ----      ----       ----
    Total expenses                     64         501        73        308
                                      ---        ----      ----       ----
Profit (loss) from operations          13        (448)        6       (252)
Interest expense, net                  (5)          -        (5)         -
                                      ---        ----      ----       ----
Net profit (loss)                       8        (448)        1       (252)
                                      ===        ====      ====       ====

SECOND QUARTER OF FISCAL 2002 AS COMPARED TO SECOND QUARTER OF FISCAL 2001:

REVENUE

         We develop, sell, install and support electronic document repository software with integrated internet, imaging, workflow, print-on-demand, electronic distribution, presentation and archive (COLD) software for the enterprise level (high volume production) market. Sales to end-users generally include software, systems integration and consulting services, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. We sell our products through a combination of a direct sales force and indirectly through VARs, distributors and sales alliances with companies including Unisys Corporation, Xerox Corporation and Moore Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

         Revenues for the Second Quarter of Fiscal 2002 totaled $2.2 million and decreased by $283,000 (11%) compared to revenues of $2.5 million for the Second Quarter of Fiscal 2001. The decline was primarily due to revenues reported for fiscal 2001 relating to Lognet. On March 1, 2001, we sold the assets of Lognet to Paynet Electronic Billing Ltd. ("Paynet"), a nonaffiliated privately owned company based in Israel. Also, the decline was in part due to the change in general economic conditions in the current year and the further slow down in the general economy due to the September 11, 2001 terrorist attacks on New York and Washington.

         For the Second Quarter of Fiscal 2002 we received 13% and 15% of our total revenues from two of our strategic sales partners. For the Second Quarter of Fiscal 2001 we received 23% and 15% of our total revenues from these sales partners. For Fiscal 2001, we received 14% and 18%, respectively, of our total revenues from these sales partners. A decline in revenues from either of these sales partners in future quarters could materially effect the revenues, operating results and liquidity of the Company.

GROSS PROFIT AND COST OF REVENUE

         Gross profit for the Second Quarter of Fiscal 2002 was $1.7 million and increased $384,000 (29%) compared to gross profit of $1.3 million for the prior year period. Gross margin improved from 53% for the Second Quarter of Fiscal 2001 to 77% for the current year period. The improvement in gross margin was primarily due to the elimination of costs associated with InfiniteSpace, our business-to-business electronic statements presentment application service provider (ASP) subsidiary, which was closed during the second quarter of fiscal 2001, and various cost reductions efforts enacted in Fiscal 2002.

SALES AND MARKETING

         Sales and marketing expenses for the Second Quarter of Fiscal 2002 were $480,000, a decline of $459,000 (49%) from the prior year period expenses of $939,000. This decrease reflects the elimination of InfiniteSpace start-up expenses for its selling organization and marketing activities incurred in fiscal 2001 and various cost reduction efforts enacted for fiscal 2002. InfiniteSpace's operations have been terminated.

PRODUCT DEVELOPMENT

         Product development expenses declined $1.5 million (79%) from the Second Quarter of Fiscal 2001 level of $1.9 million. The decline was primarily due to the termination of InfiniteSpace and related operations during the second quarter of fiscal 2001, the termination of a product consulting and development agreement with eRunway, Inc., an independent contractor, in December of 2000, and various cost reduction efforts enacted in fiscal 2002. In addition, fiscal 2001 included costs associated with the development of Lognet's product whose assets were sold to Paynet in March 2001.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $550,000 for the Second Quarter of Fiscal 2002, a decline of $617,000 (53%) from the prior year period. The decline was primarily due to the elimination of costs associated with InfiniteSpace and Lognet and various cost reduction efforts enacted for Fiscal 2002.

RESTRUCTURING AND OTHER CHARGES

         As a result of the Company's strategic redirection in the Second Quarter of Fiscal 2001, the operations of the InfiniteSpace.com, Corp., Internet Broadcasting Company, Inc. and INSCI(UK) subsidiaries were ceased, operating expenses were reduced and the investment in Lognet was written-down. These changes and the costs of closing these subsidiaries, along with other costs associated with the realignment of INSCI's strategy, were charged to the operating results. The major components of these charges were a write-down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $800,000 related to severance payments for approximately 20 terminated employees, $500,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace.com and its data center.

INTEREST EXPENSE, NET

         Interest expense for the Second Quarter of Fiscal 2002 relates to outstanding debt and includes $40,000 of discounts associated with our receivables financing arrangement.

SIX MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000:

REVENUE

         Revenues for the six months ended September 30, 2001 totaled $4.7 million and decreased by $677,000 (13%) compared to revenues of $5.4 million for the six months ended September 30, 2000. The decline was primarily due to a large hardware related sale in the First Quarter of Fiscal 2001 that did not repeat and a decrease in sales through our business partners and revenues reported for the second quarter of Fiscal 2001 relating to Lognet, whose assets were sold to Paynet on March 1, 2001. Also, the decline was in part due to the change in general economic conditions in the current year and the further slow down in the general economy due to the September 11, 2001 terrorist attacks on New York and Washington.

         For the six months ended September 30, 2001 we received 17% and 11% of our total revenues from two of our strategic sales partners. For the six months ended September 30, 2000 we received 13% and 20% of our total revenues from these sales partners. For Fiscal 2001, we received 14% and 18%, respectively, of our total revenues from these sales partners. These sales partners accounted for 30% and 23%, respectively, of our accounts receivable at the end of the Second Quarter of Fiscal 2002 and accounted for 34% and 17%, respectively, of our accounts receivable at the end of the Second Quarter of Fiscal 2001. A decline in revenues from either of these sales partners in future quarters could materially effect the revenues, operating results and liquidity of the Company.

GROSS PROFIT AND COST OF REVENUE

         Gross profit for the six months ended September 30, 2001 was $3.7 million and increased $686,000 (23%) compared to gross profit of $3.0 million for the prior year period. Gross margin improved from 56% for the six months ended September 30, 2000 to 79% for the current year period. The improvement in gross margin was primarily due to the decline in low margin hardware related sales and the elimination of costs associated with InfiniteSpace, our business-to-business electronic statements presentment application service provider (ASP) subsidiary, which was closed during the second quarter of fiscal 2001 and various cost reduction efforts enacted in fiscal 2002.

SALES AND MARKETING

         Sales and marketing expenses for six months ended September 30, 2001 were $1.1 million, a decline of $912,000 (45%) from the prior year period expenses of $2.0 million. This decrease reflects the elimination of InfiniteSpace start-up expenses for its selling organization and marketing activities incurred in fiscal 2001 and various cost reduction efforts enacted for fiscal 2002. InfiniteSpace's operations have been terminated.

PRODUCT DEVELOPMENT

         Product development expenses declined $2.8 million (74%) from the six months ended September 30, 2000 level of $3.8 million. The decline was primarily due to the termination of InfiniteSpace and related operations during the second quarter of fiscal 2001, the termination of a product consulting and development agreement with eRunway, Inc., an independent contractor, in December of 2000 and various cost reduction efforts enacted in fiscal 2002. Also, fiscal 2001 included costs associated with the development of Lognet's product, whose assets were sold to Paynet in March 2001.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1.4 million for the six months ended September 30, 2001, a decline of $984,000 (42%) from the prior year period. The decline was primarily due to the elimination of costs associated with InfiniteSpace and Lognet and various cost reduction efforts enacted for Fiscal 2002.

RESTRUCTURING AND OTHER CHARGES

         As a result of the Company's strategic redirection in the Second Quarter of Fiscal 2001, the operations of the InfiniteSpace.com, Corp., Internet Broadcasting Company, Inc. and INSCI(UK) subsidiaries were ceased, operating expenses were reduced and the investment in Lognet was written-down. These changes and the costs of closing these subsidiaries, along with other costs associated with the realignment of INSCI's strategy, were charged to the operating results. The major components of these charges were a write-down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $800,000 related to severance payments for approximately 20 terminated employees, $500,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace.com and its data center.

INTEREST EXPENSE, NET

         Interest expense for the Second Half of Fiscal 2002 relates to outstanding debt and includes $91,000 of discounts associated with our receivables financing arrangement.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had $263,000 of cash and working capital deficit of $6.7 million in comparison to $460,000 of cash and working capital deficit of $6.9 million at March 31, 2001. Accounts receivable were $1.6 million at September 30, 2001 and $1.5 million at March 31, 2001.

The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                      2001            2000
                                                      ----            ----
Cash provided by (used in)
  Operating activities                                $(305)        $(3,040)
  Investing activities                                   12           2,446
  Financing activities                                   96            (196)
                                                      -----         -------
    Increase(decrease) in cash and cash equivalents   $(197)        $  (842)
                                                      =====         =======
Cash and cash equivalents at end of period            $ 263         $ 1,069
                                                      =====         =======

         During June 2001, we entered into a demand subordinated convertible debt facility of up to $700,000 with Selway. We received gross proceeds of $250,000 from the financing on June 27, 2001 and will receive an additional $100,000 upon completion of several post-closing items. INSCI can draw on the remainder of the facility, at the discretion of Selway, and upon attaining certain operating milestones. The convertible debt bears an annual interest rate of 13 percent payable in cash or in additional debentures and is convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share. The convertible debt is secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest are payable at the earlier of June 15, 2002 or upon demand by Selway. The Series B Preferred has liquidation preferences, which are pari passu with other pre-existing shares of Preferred Stock.

         INSCI entered into a change in terms agreement ("Note Agreement") for its guarantee of a $354,000 Promissory Note which was due on October 1, 2001 to the Pennsylvania Business Bank ("Bank"). Under the original Promissory Note, INSCI had guaranteed all of Lognet, Inc.'s obligations to the Bank. The amount due is to be repaid in monthly principal payments of $10,000 plus interest beginning on November 1, 2001, with the final payment due on October 1, 2002. Interest is payable at prime plus 2% with a minimum rate of 9%. The Promissory
Note is secured by a subordinated lien on all of the assets of INSCI. In addition, and as a part of the change in terms agreement, Selway has pledged a $105,000 money market account as additional collateral for the Promissory Note. Selway and its Chief Executive Officer, Yaron Eitan, have guaranteed payment of the Promissory Note. Mr. Eitan, as Chairman of the Board of INSCI, is an affiliate of the Company, and the transaction may be deemed an affiliated transaction. Additionally, the Bank released two other individual guarantors of the Promissory Note as a part of the change in terms agreement. The Note Agreement contains a Confession of Judgment by both the Company and the guarantors, in the event of default and an acceleration of payment of the Note is demanded by the Bank. Furthermore, the Note also contains a default provision in the event of a significant change in ownership of the Company. In consideration of Selway's guarantee and pledge of the money market account, INSCI has agreed to pay Selway an initial fee of $18,000 and a monthly fee of $5,000 for each month that the guarantee is outstanding. Such amounts are payable at the option of INSCI in either cash or debentures. The Company incorporates, by reference, its prior 8-K filing with respect to the acquisition of Lognet, Inc., as related to the payment obligation to the Pennsylvania Business Bank.

         We have a deficiency in our financial statements in that we have $8.8 million in liabilities and $2.6 million in assets. This deficiency, unless remedied, can result in us not being able to continue our business operations. Our plan to continue our business involves our ability to negotiate either reduction in amounts outstanding to vendors or extension of payment terms combined with the termination of InfiniteSpace operations. Additionally, we have and will continue to explore the sale of nonstrategic assets. Despite the forgoing measures, there are no assurances that we will be able to meet certain obligations. We have recently received several default notices on certain equipment leases and payables, which combined are material. We are actively negotiating to satisfy the claims.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company incorporates, by reference, its prior Form 10-QSB filing for the quarterly period ended June 30, 2001 as related to legal proceedings.

         The Company is a defendant in an action commenced on October 2, 2001 by Lynx, Inc. ("Lynx") in the Suffolk Superior Court, Docket No. 01-4289. The Lynx claim is for the sum of $57,200 plus interest for services rendered to the Company. The Company filed a defense against the claim on November 1, 2001.

ITEM 2.  CHANGE IN SECURITIES

         This item is not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 18, 2001, INSCI held its Annual Meeting of Shareholders, and the shareholders resolved the following:

         (1) Election of Yaron I. Eitan, Henry F. Nelson, Francis X. Murphy, Derek Dunaway and Mitchell Klein to serve as directors until the next annual meeting.
         (2) Appointment of Arthur Andersen LLP as INSCI's independent public accountants for fiscal 2001.
         (3) An amendment to the Articles of Incorporation to change the name of the Company to INSCI Corp.
         (4) To permit the ownership of more than 19.9% of the issued and outstanding shares of the Company upon the election of certain security holder(s) to exercise and/or convert certain outstanding convertible securities.

         Shareholders did not approve proposals to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares of common stock to 100,000,000 shares of common stock; and an amendment to increase the authorized number of stock options under the Company's 1997 Equity Incentive Plan from 4,000,000 shares to 7,000,000 shares.

ITEM 5. OTHER INFORMATION

         This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS.

              Exhibit 10.71, Change in terms Agreement with Pennsylvania Business Bank

              Exhibit 10.72, Disclosure for Confession of Judgment with the Pennsylvania Business Bank

        (B) REPORTS ON FORM 8-K.

              None

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INSCI-STATEMENTS.COM, CORP

Date:  November 13, 2001                By:  /S/ HENRY F. NELSON
                                             ----------------------------------
                                             Henry F. Nelson
                                             Chief Executive Officer, President
                                             and Chief Financial Officer