Form 10QSB
period 2001-12-31
INSCI CORP
filed 2002-02-14
CIK 878612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: December 31, 2001

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period
      from                                 to
           ------------------------------      ---------------------------


                         Commission file number: 1-12966

                                   INSCI CORP.
                     (FORMERLY INSCI-STATEMENTS.COM, CORP.)
             (Exact name of registrant as specified in its charter)

     DELAWARE                                        06-1302773
-----------------------------                ----------------------------
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

Yes   X     No
     ---       ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                       OUTSTANDING FEBRUARY 12, 2002
-------------------                       -----------------------------
Common Stock, par value $.01                      50,275,567


Transitional Small Business Disclosure Format (check one)

Yes         No  X
     ---       ---

                                   INSCI CORP.

                                      INDEX

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of December 31, 2001                3

           Consolidated Statements of Operations for the Three Months        4
               and Nine Months Ended December 31, 2001 and 2000

           Consolidated Statements of Cash Flows for the Nine Months         5
               Ended December 31, 2001 and 2000

           Notes to Financial Statements                                     7

Item 2.    Management's Discussion and Analysis or Plan of Operation        12


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                18

Item 2.    Change in Securities                                             18

Item 3.    Defaults Upon Senior Securities                                  18

Item 4.    Submission of Matters to a Vote of Security Holders              18

Item 5.    Other Information                                                19

Item 6.    Exhibits and Reports on Form 8-K                                 19

           Signature                                                        19



                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                           December 31,
                                                                              2001
                                                                              ----
ASSETS
  Current assets:
    Cash and cash equivalents                                               $    241
    Accounts receivable, net of allowance for doubtful accounts of $171        1,382
    Prepaid expenses and other current assets                                    162
                                                                            --------
        Total current assets                                                   1,785
  Property and equipment, net                                                    288
  Other assets                                                                   175
                                                                            --------
        Total assets                                                        $  2,248
                                                                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Advances on receivables and bank debt                                   $    359
    Convertible debt                                                           2,560
    Accounts payable                                                           1,342
    Accrued expenses and other current liabilities                             2,103
    Capital lease obligations                                                    329
    Deferred revenue                                                           1,555
                                                                            --------
        Total current liabilities                                              8,248
                                                                            --------
  Commitments and contingencies
  Series A Convertible Redeemable Preferred Stock, $.01 par value,
    authorized 4,308 shares: issued none                                        --
  Series B Convertible Redeemable Preferred Stock, $.01 par value,
    authorized 100 shares: issued none                                          --
  Stockholders' equity (deficit):
    Convertible Preferred Stock, $.01 par value, authorized 5,592 shares:
      8% Convertible Redeemable Preferred Stock, 804 shares issued and
        outstanding, no liquidation preference                                     8
    Common Stock, $.01 par value, authorized 185,000 shares: issued and
      Outstanding 38,558 shares                                                  386
    Additional paid-in capital                                                47,153
    Accumulated deficit                                                      (53,547)
                                                                            --------
      Total stockholders' equity (deficit)                                    (6,000)
                                                                            --------
        Total liabilities and stockholders' equity (deficit)                $  2,248
                                                                            ========







                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                         Three months ended      Nine months ended
                                            December 31,           December 31,
                                         2001         2000       2001         2000
                                         ----         ----       ----         ----
Revenue
  Product                              $    582    $  1,109    $  2,362    $  3,341
  Services                                1,391       1,575       4,319       4,728
                                       --------    --------    --------    --------
    Total revenue                         1,973       2,684       6,681       8,069
                                       --------    --------    --------    --------
Cost of revenue
  Product                                    41         237         127         762
  Services                                  399         683       1,313       2,521
                                       --------    --------    --------    --------
    Total cost of revenue                   440         920       1,440       3,283
                                       --------    --------    --------    --------
Gross profit                              1,533       1,764       5,241       4,786
                                       --------    --------    --------    --------
Expenses
  Sales and marketing                       469         668       1,572       2,683
  Product development                       382       1,104       1,376       4,858
  General and administrative                531       1,029       1,884       3,365
  Non-recurring expenses:
    Restructuring and other charges        --          --          --         8,516
                                       --------    --------    --------    --------
                                          1,382       2,801       4,832      19,422
                                       --------    --------    --------    --------
Income (loss) from operations               151      (1,037)        409     (14,636)

Interest (expense) income, net              (71)       (225)       (287)       (219)
                                       --------    --------    --------    --------
Net income (loss)                            80      (1,262)        122     (14,855)
Preferred stock dividend                   --           (70)       (213)       (207)
                                       --------    --------    --------    --------
Net income (loss) applicable to
  common shares                        $     80    $ (1,332)   $    (91)   $(15,062)
                                       ========    ========    ========    ========
Net income (loss) per common share -
  Basic and diluted                    $   0.00    $  (0.09)   $   0.00    $  (1.00)
                                       ========    ========    ========    ========
Weighted average common shares
 outstanding - basic                     54,177      15,655      28,879      15,086
                                       ========    ========    ========    ========
Weighted average common shares
 outstanding - diluted                   92,483      15,655      28,879      15,086
                                       ========    ========    ========    ========




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 NINE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              2001            2000
                                                              ----            ----
Cash flows from operating activities:
  Net income (loss)                                         $   122        $(14,855)
  Reconciliation of net income (loss) to net cash
    used in  operating activities:
    Depreciation and amortization                               260           1,151
    Restructuring charge                                       --             8,516
    Stock options and warrants granted for services            --               113
    Stock granted for services and incentive compensation        20              13
    Changes in assets and liabilities:
      Accounts receivable                                        80             (19)
      Prepaid expenses and other current assets                --               (97)
      Other assets                                               61             191
      Accounts payable                                         (371)            252
      Accrued expenses and other current liabilities           (421)           (720)
      Deferred revenue                                           34             777
                                                            -------        --------
Net cash used in operating activities                          (215)         (4,678)
                                                            -------        --------
Cash flows from investing activities:
  Capital expenditures                                           (7)           (443)
  Proceeds from sale of property and equipment                   17            --
  Cash acquired upon purchase of Lognet, net of
    acquisition costs                                          --             2,845
                                                            -------        --------
Net cash provided by investing activities                        10           2,402
                                                            -------        --------
Cash flows from financing activities:
  Net repayments of advances on receivables and bank debt      (543)           (136)
  Principal payments on capital lease obligations               (31)           (316)
  Payment of preferred dividend                                --               (70)
  Proceeds from convertible debt                                560           1,500
  Proceeds from exercise of options of common stock            --               160
                                                            -------        --------
Net cash provided by (used in) financing activities             (14)          1,138
                                                            -------        --------
Effect of exchange rate changes on cash                        --               (61)
                                                            -------        --------
Net change in cash and cash equivalents                        (219)         (1,199)
Cash and cash equivalents at beginning of period                460           1,911
                                                            -------        --------
Cash and cash equivalents at end of period                  $   241        $    712
                                                            =======        ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                      $   114        $    108
                                                            =======        ========
Cash paid for income taxes                                  $  --          $   --
                                                            =======        ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

     During the nine months ended December 31, 2001 and December 31, 2000, the Company issued 22,041,554 and 337,082 shares, respectively, of its Common Stock for the conversion of its 8% Convertible Redeemable Preferred Stock.

     During the nine months ended December 31, 2001 and December 31, 2000, the Company issued 1,111,387 and 46,024 shares, respectively, of its 8% Convertible Redeemable Preferred Stock as dividends.

     During the nine months ended December 31, 2000, the Company issued 2,500,000 restricted shares of its Common Stock to acquire all of the common shares of Lognet 2000, Inc.

     During the nine months ended December 31, 2000, the Company acquired property and equipment under capital leases with a value of $26,000.

     During the nine months ended December 31, 2000, the Company acquired software program rights in exchange for 40,000 shares of its Common Stock.

     During the nine months ended December 31, 2000, the Company issued preferred stock warrants which may be converted into 923,000 shares of its Common Stock at $.72 per share as part of a convertible debenture financing.

     During the nine months ended December 31, 2000, the Company issued 200,000 Common stock warrants at an exercise price of $.72 per share in payment of services rendered in connection with a convertible debenture financing.



















              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION, BUSINESS ENVIRONMENT AND MANAGEMENT'S PLAN

           The financial statements included in this report have been prepared by INSCI Corp., (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001. The results of the three months and nine months ended December 31, 2001 may not be indicative of the results that may be expected for the year ended March 31, 2002.

           INSCI develops and markets software for electronic document distribution, storage and presentment. The accompanying financial statements for the nine months ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. INSCI incurred a net loss of $17.5 million for the year ended March 31, 2001, and as of December 31, 2001 had an accumulated deficit of $53.5 million and a working capital deficit of $6.5 million. INSCI's revenues fluctuate because of a variety of factors including the amount of revenue generated from its alliances with other companies selling its products, the length of the sales cycle for its products, demand for its products, the introduction of new products and product enhancements, and general economic conditions. INSCI is currently past due on a number of its current obligations and commitments to creditors. At the present time, a number of creditors and vendors have threatened action against INSCI. While there is no assurance that creditors will continue to supply goods and services to the Company, or that they will not commence legal action against INSCI that may result in INSCI either voluntarily or involuntarily seeking protection under the Federal Bankruptcy Law, INSCI has entered into a number of settlement agreements and is continuing to pursue settlements with creditors. Effective with the close of INSCI's second quarter of fiscal 2001, there was a redirection of its business strategy resulting in a restructuring and other charge of $8.9 million to the results of operations for fiscal 2001. At the same time, INSCI closed on a $2.0 million subordinated convertible debt financing and began to implement INSCI's redirected business strategy. During May 2001, a new management team was hired and INSCI announced it would seek strategic partnerships or alliances, obtain new commercial and/or equity financing, and other business combinations. The new management team revised INSCI's operating plan and implemented several cost reduction programs. During June 2001, INSCI entered into a subordinated convertible debt facility of up to $700,000 as an interim financing solution.

           INSCI's Board of Directors is actively pursuing potential merger, partnering opportunities and/or asset sale. INSCI expects that these efforts will result in the introduction of other parties with interests and resources, which may be compatible with that of INSCI. However, no assurance can be given that INSCI will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming that INSCI successfully raises additional funds or enters into a business alliance, that it will achieve profitability or achieve positive cash flow. These factors, as well as certain other risk factors enumerated in the filings, raise substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

           In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of December 31, 2001 and the results of operations and cash flows for the nine months ended December 31, 2001 and 2000.

           The accompanying consolidated financial statements give effect to INSCI's acquisition of Lognet 2000, Inc. ("Lognet") on May 24, 2000, which was accounted for under the purchase method of accounting. Accordingly, operating results for the nine months ended December 31, 2000 and the Statement of Cash Flows for the nine months ended December 31, 2000 include the results of Lognet subsequent to the date of acquisition. For Fiscal 2001, the results of operations for Lognet prior to the acquisition date were not material to the results of operations of INSCI.

           The accompanying financial statements for the nine months ended December 31, 2000 also include the operations of INSCI and its wholly-owned subsidiaries, InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC"), and INSCI (UK) Limited. These subsidiaries are no longer active and their operations have been terminated. The INSCI (UK) Limited subsidiary was not financially significant to the consolidated results of the Company. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

           The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME (LOSS) PER SHARE

           Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. For the three months ended December 31, 2000 and the nine months ended December 31, 2001 and December 31, 2000, diluted net loss per share was equal to the basic net loss per share as stock options, warrants and convertible securities were excluded due to their anti-dilutive effect. For the nine months ended December 31, 2001 and December 31, 2000, 48,016,000 and 8,605,000 shares, respectively, from stock options, warrants and convertible securities would be anti-dilutive. A reconciliation from the number of shares used in the basic net income (loss) per share computation to the number of shares used in the diluted net income (loss) per share computation is as follows:



                                                                       Three months ended                 Nine months ended
                                                                          December 31,                       December 31,
                                                                     2001              2000             2001              2000
                                                                 --------------    -------------    --------------    -------------

Weighted average shares of common stock outstanding
  during the period                                                    54,177          15,655            28,879            15,086
Weighted average common equivalent shares due to stock
  options and warrants                                                      2       anti-dilutive    anti-dilutive     anti-dilutive
8% Convertible Preferred Stock                                              -       anti-dilutive    anti-dilutive     anti-dilutive
Convertible debt with Series A Convertible Redeemable
  Preferred Stock                                                           -            N/A                N/A               N/A
Convertible debt with Series B Convertible Redeemable
  Preferred Stock                                                      38,304            N/A         anti-dilutive            N/A
                                                                 --------------    -------------    --------------    -------------
                                                                       92,483           15,655           28,879            15,086
                                                                 ==============    =============    ==============    =============
The income (loss) used in determining basic and diluted
 earnings (loss) per share consisted of the following:
Basic
     Net income (loss)                                                    80            (1,262)            122            (14,855)
     Preferred Stock Dividend                                               -              (70)           (213)              (207)
                                                                 --------------    -------------    --------------    -------------
                                                                          80            (1,332)            (91)           (15,062)
                                                                 ==============    =============    ==============    =============
Diluted
     Net income (loss)                                                    80            (1,262)            122            (14,855)
     Interest expense for Convertible debt with Series B
       Convertible Redeemable Preferred Stock                             17                -                -                 -
     Preferred Stock Dividend                                             -                (70)           (213)              (207)
                                                                 --------------    -------------    --------------    -------------
                                                                          97            (1,332)            (91)           (15,062)
                                                                 ==============    =============    ==============    =============


ISSUANCE OF COMMON STOCK

           During August 2001, 387,482 shares of common stock were issued in settlement of a claim by The Tail Wind Fund, Ltd.

           During April 2001, 60,953 shares of common stock were issued in payment of management fees to Selway Management, Inc. an affiliate of Selway Partners, LLC ("Selway") a technology holding company based in Paramus, New Jersey. Selway is an affiliate of INSCI due to its beneficial ownership of common stock and convertible securities of INSCI. Additionally, two of INSCI's five board of directors' members are affiliated with Selway.

           During the nine months ended December 31, 2001, 1,168,459 shares of preferred stock were converted into 22,041,554 shares of common stock. The terms and conditions of INSCI's 1996 Unit Purchase Agreement (the "Unit Placement") requires holders of INSCI's 8% Preferred Stock ("Preferred Stock") to automatically convert the issued and outstanding shares of Preferred Stock into shares of INSCI's Common Stock. In compliance with the Unit Placement, INSCI determined that one share of Preferred Stock was convertible into 19.455 shares of Common Stock. Additionally, INSCI's Board of Directors elected to pay the final dividend on the Preferred Stock in kind, which amounted to approximately 728,000 shares of Preferred Stock. Accordingly, shareholders holding shares of Preferred Stock are in the process of converting their preferred shares into Common Stock. As of December 31, 2001, approximately 1.1 million shares of Preferred Stock have been converted into approximately 22 million shares of Common Stock. INSCI anticipates that the remaining shares of Preferred Stock (approximately 800,000) will be converted into approximately 15.6 million shares of Common Stock prior to March 31, 2002, INSCI's fiscal year end. The Company received consideration for the issuance of the shares of Preferred Stock as a result of the September 3, 1996 Unit Placement made to holders of Preferred Stock. No part of the consideration paid to the Company was received from any banking institution. On December 21, 2001, INSCI held a Special Meeting of Shareholders, and the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 40 million shares to 185 million shares. At December 31, 2001 the total issued and outstanding Common Stock was approximately 38.6 million.

SIGNIFICANT CUSTOMERS

           For the nine months ended December 31, 2001, two of our strategic sales partners represented 23% and 11% of total revenues. For the nine months ended December 31, 2000, INSCI received 15% and 17%, respectively, of its total revenues from these sales partners. For the year ended March 31, 2001, INSCI received 14% and 18%, respectively, of its total revenues from these sales partners. These two sales partners and another customer accounted for 30%, 25% and 10%, respectively, of the Company's accounts receivable at December 31, 2001. At December 31, 2000, these sales partners accounted for 26% and 21%, respectively, of the Company's accounts receivable. A decline in revenues from either of these sales partners in future quarters could materially affect the revenues, operating results and liquidity of the Company.

CONTINGENCIES

LEGAL PROCEEDINGS

           The Company was party to pending legal proceedings involving claims for approximately $200,000 for services rendered to the Company. The Company has resolved these claims for approximately $113,000. The Company has also received several default notices and claims in the aggregate amount of approximately $820,000. The outcome of these claims cannot be determined with certainty. Due to the Company's limited capital resources, an adverse decision if claims are formally instituted may cause the Company to either voluntarily or involuntarily seek protection under the Federal Bankruptcy law. INSCI will continue to pursue settlement of these claims.

MANAGEMENT CONSULTING ARRANGEMENT

           The Company entered into certain arrangements in November 2000 with Landsbury, LLP ("Landsbury"), wherein Landsbury had agreed to act as a management consultant to perform consulting services in exchange for the Company issuing Common Stock Purchase Warrants to purchase approximately 10% of the then issued and outstanding Common Stock of the Company at $.72 per share. The arrangement also provided for a member of Landsbury to enter into an employment agreement with the Company to act as its Chief Executive Officer ("CEO") and, among other things, to receive options to purchase 825,000 shares of Common Stock of the Company pursuant to the Company's Stock Option Plan. The stock options are included in the computation of the 10% noted above. During May 2001, the CEO resigned all positions held with the Company. Also during May 2001, two other members of Landsbury tendered their resignations as directors of the Company. None of the Common Stock Purchase Warrants have been issued to Landsbury. Neither the former CEO nor Landsbury have notified the Company that it has any claims under any agreements. In any event, the Company believes that it would have a meritorious defense to any claim or claims.

DEBT


Advance on Receivables                            $   25
Promissory Note due October 1, 2002                  334
Convertible Debt                                   2,000
Convertible Debentures                               560
                                              -----------

                                                  $2,919
                                              ===========

           The Company entered into a receivables financing arrangement with Prestige Capital Corporation ("Prestige") on March 8, 2001. At December 31, 2001, the balance of advances due to Prestige totaled $25,000 on receivables of $33,000. The cash proceeds from this financing arrangement were used to fund operations. During the nine months ended December 31, 2001, INSCI recorded $84,000 of discounts taken by Prestige as interest expense in the accompanying consolidated statements of operations.

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

           The Convertible Debt has a number of non-financial convenant requirements such as certain registration rights and the obligation of the Company to obtain shareholder approval for the issuance of shares resulting from the conversion of the Convertible Debt and warrants. The Company has not complied with some of these convenants and may be deemed in default. As of the date of these financial statements, the holders of the Convertible Debt have not declared a default but there can be no assurance that the Company will not be declared in default in the future. In the event a default was declared which was uncured, the holders could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. Accordingly, the Company has classified the principal as current in the accompanying consolidated balance sheet.

           During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway. The Agreement provides up to a sum of $700,000 of demand subordinated convertible debentures (the "Debentures"). The Company received an initial $250,000 from the financing on June 27, 2001, an additional $65,000 on August 9, 2001 and another $105,000 during the quarter ended December 31, 2001. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder.

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

           In connection with the Agreement, the Company amended its Management Agreement with Selway. The amended management agreement reduced the monthly management fee from $20,000 per month to $15,000 per month. The monthly management fee is payable at the option of Selway in either cash or additional subordinated convertible debentures ("Management Debentures"). On June 27, 2001, the Company satisfied $30,000 of management fees payable to Selway by issuing $30,000 of Management Debentures to Selway. During the three months ended December 31, 2001, INSCI satisfied an additional $75,000 of management fees payable to Selway by issuing $75,000 of Management Debentures to Selway. The Management Debentures have terms similar to the Debentures except for the Series B Preference Amount. The Management Debentures do not reduce the total amount available to the Company under the Agreement.

           INSCI entered into a change in terms agreement ("Note Agreement") for its guarantee of a $354,000 Promissory Note which was due on October 1, 2001 to the Pennsylvania Business Bank ("Bank"). Under the original Promissory Note, INSCI had guaranteed all of Lognet, Inc.'s obligations to the Bank. The amount due is to be repaid in monthly principal payments of $10,000 plus interest beginning on November 1, 2001, with the final payment due on October 1, 2002. Interest is payable at prime plus 2% with a minimum rate of 9%. The Promissory
Note is secured by a subordinated lien on all of the assets of INSCI. In addition, and as a part of the change in terms agreement, Selway has pledged a $105,000 money market account as additional collateral for the Promissory Note. Selway and its Chief Executive Officer, Yaron Eitan, have guaranteed payment of the Promissory Note. Mr. Eitan, as Chairman of the Board of INSCI, is an affiliate of the Company, and the transaction may be deemed an affiliated transaction. Additionally, the Bank released two other individual guarantors of the Promissory Note as a part of the change in terms agreement. The Note Agreement contains a Confession of Judgment by both the Company and the guarantors, in the event of default and an acceleration of payment of the Note is demanded by the Bank. Furthermore, the Note also contains a default provision in the event of a significant change in ownership of the Company. In consideration of Selway's guarantee and pledge of the money market account, INSCI agreed to pay Selway an initial fee of $18,000 and a monthly fee of $5,000 for each month that the guarantee is outstanding. Such amounts are payable at the option of INSCI in either cash or debentures. As of December 31, 2001, INSCI issued $28,000 of Debentures to Selway to satisfy fees under this arrangement. The Company incorporates, by reference, its prior 8-K filing with respect to the acquisition of Lognet, Inc., as related to the payment obligation to the Pennsylvania Business Bank.

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

           At December 31, 2001, the remaining accrual for restructuring costs was $603,000, which was for remaining lease commitments and other exit costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion of management's analysis of operations for the nine months and three months ("Third Quarter of Fiscal 2002") ended December 31, 2001 and the nine months and three months ("Third Quarter of Fiscal 2001") ended December 31, 2000, and discussion of financial condition at December 31, 2001, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

           We develop, sell, install and support highly scalable digital document repository solutions that provide high-volume document capture, warehousing and delivery functions via Local Area Networks (LAN), Wide Area Networks (WAN) or the Internet. Our products bridge back-office functions with front-office mission critical and customer-centric applications by displaying legacy-generated reports, bills, statements and other documents.

           Sales to end-users generally include software, systems integration, implementation and customization services, and training. ASP-enabling sales of our software and services also include integration and implementation services, and training with the added opportunity to build a recurring revenue stream by sharing the transaction revenue that our partners or customers generate from their ASP operations. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge.

           We distribute our products through a combination of a direct sales force and through VARs, distributors and sales alliances with companies including Unisys Corporation and Xerox Corporation. Revenue is net of discounts and allowances given to third-party VARs and distributors.

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $17.5 million for the year ended March 31, 2001, and as of December 31, 2001 had an accumulated deficit of $53.5 million and a working capital deficit of $6.5 million. Our revenues fluctuate because of a variety of factors including the amount of revenue generated from our alliances with other companies selling our products, the length of the sales cycle for our products, demand for our products and the introduction of new products and product enhancements. We are currently past due on many of our current obligations and commitments to creditors. At the present time, a number of creditors and vendors have threatened action against us. There is no assurance that creditors will continue to supply goods and services to the Company, or that they will not commence legal action against us that may result in the Company either voluntarily or involuntarily seeking protection under the Federal Bankruptcy Law. INSCI has entered into a number of settlement agreements and is continuing to pursue settlements with creditors. Effective with the close of our second fiscal quarter, September 30, 2000, there was a redirection of our business strategy resulting in a restructuring and other charge of $8.9 million to the results of operations for fiscal 2001. At the same time, we closed on a $2.0 million subordinated convertible debt financing and began to implement our redirected business strategy. During May 2001, Henry Nelson, as the new Chief Executive Officer and President, assembled a new management team and we announced that we would seek strategic partnerships or alliances, obtain new commercial and/or equity financing, or other business combinations. The new management team revised our operating plan and introduced several cost reduction programs. During June 2001, we entered into a subordinated convertible debt facility of up to $700,000 as an interim financing solution.

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

COMPARISON OF RESULTS OF OPERATIONS
-----------------------------------

           The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:



                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      DECEMBER 31,                    DECEMBER 31,
                                                  2001            2000            2001             2000
                                                   %               %                %               %
Revenue
  Product                                              29              41              35               41
  Services                                             71              59              65               59
                                               -----------     -----------     ------------     -----------
    Total revenue                                     100             100             100              100
                                               -----------     -----------     ------------     -----------
Cost of revenue
  Product                                               2               9               2               10
  Services                                             20              25              20               31
                                               -----------     -----------     ------------     -----------
    Total cost of revenue                              22              34              22               41
                                               -----------     -----------     ------------     -----------
Gross profit                                           78              66              78               59
                                               -----------     -----------     ------------     -----------
Expenses
  Sales and marketing                                  24              25              23               33
  Product development                                  19              41              21               60
  General and administrative                           27              39              28               42
  Non-recurring expenses:
    Restructuring and other charges                     -               -              -               105
                                               -----------     -----------     ------------     -----------
    Total expenses                                     70             105              72              240
                                               -----------     -----------     ------------     -----------
Profit (loss) from operations                           8             (39)              6             (181)
Interest expense, net                                  (4)             (8)             (4)              (3)
                                               -----------     -----------     ------------     -----------
Net profit (loss)                                       4             (47)              2             (184)
                                               ===========     ===========     ============     ===========




THIRD QUARTER OF FISCAL 2002 AS COMPARED TO THIRD QUARTER OF FISCAL 2001:

REVENUE

           We develop, sell, install and support electronic document repository software with integrated internet, imaging, electronic distribution, presentation and archive (COLD) software for the enterprise level (high volume production) market. Sales to end-users generally include software, systems integration and consulting services including customizaton, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. We sell our products through a combination of a direct sales force and indirectly through VARs, distributors and sales alliances with companies including Unisys Corporation and Xerox Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

           Revenues for the Third Quarter of Fiscal 2002 totaled $2.0 million and decreased by $711,000 (26%) compared to revenues of $2.7 million for the Third Quarter of Fiscal 2001. The fiscal 2001 quarter included revenues of $365,000 attributed to the Lognet subsidiary accounting for 51% of the decline in revenue. On March 1, 2001, we sold the assets of Lognet to Paynet Electronic Billing Ltd. ("Paynet"), a nonaffiliated privately owned company based in Israel. The remaining decline was primarily due to a decline in product revenues attributed to the change in general economic conditions in the current year.

           For the Third Quarter of Fiscal 2002 we received 23% and 10% of our total revenues from two of our strategic sales partners. For the Third Quarter of Fiscal 2001 we received 21% and 13% of our total revenues from these sales partners. For Fiscal 2001, we received 14% and 18%, respectively, of our total revenues from these sales partners. A decline in revenues from either of these sales partners in future quarters could materially affect the revenues, operating results and liquidity of the Company.

GROSS PROFIT AND COST OF REVENUE

           Gross profit for the Third Quarter of Fiscal 2002 was $1.5 million and decreased $231,000 (13%) compared to gross profit of $1.8 million for the prior year period. Gross profit increased $57,000 (4%) when compared to the Third Quarter of Fiscal 2001, exclusive of $288,000 attributable to the Lognet subsidiary. Gross margin improved from 66% for the Third Quarter of Fiscal 2001, or 64% exclusive of the Lognet subsidiary, to 78% for the current year period. The decline in gross profit is directly related to the decline in revenue as previously noted. The improvement in gross margin was primarily due to decreased reliance on thirty party products lowering the cost of sales, and the Company's cost reduction efforts enacted in Fiscal 2002.

SALES AND MARKETING

           Sales and marketing expenses for the Third Quarter of Fiscal 2002 were $469,000, a decline of $199,000 (30%) from the prior year period expenses of $668,000. This decrease reflects various cost reduction efforts enacted for fiscal 2002 and lower expenses due to the decline in revenues.

PRODUCT DEVELOPMENT

           Product development expenses declined $722,000 (65%) from the Third Quarter of Fiscal 2001 level of $1.1 million. The fiscal 2001 quarter included product development costs of $236,000 attributed to the Lognet subsidiary, whose assets were sold to Paynet in March 2001, accounting for 33% of the decline in costs. The balance of the decline was primarily due to INSCI's concentration on core product development efforts as part of the Company's redirected business strategy, as well as the consolidation of all outsourced development efforts including the termination of a product consulting and development agreement with eRunway, Inc., an independent contractor, in December of 2000.

GENERAL AND ADMINISTRATIVE

           General and administrative expenses were $531,000 for the Third Quarter of Fiscal 2002, a decline of $498,000 (48%) from the prior year period. The fiscal 2001 quarter included general and administrative expenses of $104,000 attributed to the Lognet subsidiary, whose assets were sold to Paynet in March 2001, accounting for 21% of the decline in costs. The balance of the decline was primarily due to the various cost reduction efforts enacted for Fiscal 2002, as well as a lower provision for doubtful accounts and less reliance on consultants.

INTEREST EXPENSE, NET

           Interest expense for the Third Quarter of Fiscal 2002 was $71,000, a decline of $154,000 (68%) from the prior year period. The decline was due to a $180,000 non-cash interest charge in the prior year period related to the issuance of warrants for debt financing. This decline was partially offset by the higher level of borrowings in the current fiscal quarter.

NINE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000:

REVENUE

           Revenues for the nine months ended December 31, 2001 totaled $6.7 million and decreased by $1.4 million (17%) compared to revenues of $8.1 million for the nine months ended December 31, 2000. The nine months ended December 31, 2000 included revenues of $613,000 attributed to the Lognet subsidiary accounting for 44% of the decline in revenue. On March 1, 2001, the Company sold the assets of Lognet to Paynet Electronic Billing Ltd. ("Paynet"), a nonaffiliated privately owned company based in Israel. Product revenue was lower in fiscal 2002 due to a de-emphasis on hardware related sales. Additionally, the decline in product revenue was in part due to the change in general economic conditions in the current year.

           For the nine months ended December 31, 2001 we received 23% and 11% of our total revenues from two of our strategic sales partners. For the nine months ended December 31, 2000 we received 15% and 17% of our total revenues from these sales partners. For Fiscal 2001, we received 14% and 18%, respectively, of our total revenues from these sales partners. These sales partners accounted for 30% and 25%, respectively, of our accounts receivable at the end of the Third Quarter of Fiscal 2002 and accounted for 26% and 21%, respectively, of our accounts receivable at the end of the Third Quarter of Fiscal 2001. A decline in revenues from either of these sales partners in future quarters could materially affect the revenues, operating results and liquidity of the Company.

GROSS PROFIT AND COST OF REVENUE

           Gross profit for the nine months ended December 31, 2001 was $5.2 million and increased $455,000 (10%) compared to gross profit of $4.8 million for the prior year period. Gross margin improved from 59% for the nine months ended December 31, 2000 to 78% for the current year period. The improvement in gross margin was primarily due to the decline in low margin hardware related sales and the elimination of costs associated with InfiniteSpace, our business-to-business electronic statements presentment application service provider (ASP) subsidiary, which was closed during the second quarter of fiscal 2001 and various cost reduction efforts enacted in fiscal 2002. The improvement in gross margin can also be attributed to the elimination of several third party products in connection with the Company's sales.

SALES AND MARKETING

           Sales and marketing expenses for the nine months ended December 31, 2001 were $1.6 million, a decline of $1.1 million (41%) from the prior year period expenses of $2.7 million. The fiscal 2001 period included $790,000 of costs attributed to the start-up of the selling organization and marketing activities of InfiniteSpace, whose operations were terminated at the end of the second quarter of fiscal 2001,accounting for 71% of the decline. The balance of the decline is primarily due to the various cost reduction efforts enacted for fiscal 2002.

PRODUCT DEVELOPMENT

           Product development expenses declined $3.5 million (72%) from the nine months ended December 31, 2000 level of $4.9 million. The fiscal 2001 period included product development costs of $789,000 attributed to the InfiniteSpace subsidiary and $382,000 attributed to the INSCI (UK) subsidiary, both closed at the end of the second quarter of fiscal 2001, and $482,000 attributed to the Lognet subsidiary, whose assets were sold to Paynet in March 2001. These subsidiaries accounted for 47% of the decline in costs. Contributing to the decline in development costs was the consolidation of all outsourced development efforts including the termination of a product consulting agreement with eRunway, Inc., an independent contractor, in December of 2000. The balance of the decline was primarily due to INSCI's concentration on core product development efforts as part of the Company's redirected business strategy and various cost reduction efforts enacted in fiscal 2002

GENERAL AND ADMINISTRATIVE

           General and administrative expenses were $1.9 million for the nine months ended December 31, 2001, a decline of $1.5 million (44%) from the prior year period. The nine months ended December 31, 2000 included $762,000 of costs attributed to the InfiniteSpace subsidiary, whose operations were terminated at the end of the second quarter of fiscal 2001, and $246,000 attributed to the Lognet subsidiary, whose assets were sold to Paynet in March 2001. The elimination of costs attributed to these subsidiaries accounted for 68% of the decline. The balance of the decline was primarily due to the various cost reduction efforts enacted for Fiscal 2002.

RESTRUCTURING AND OTHER CHARGES

           As a result of the Company's strategic redirection in the Second Quarter of Fiscal 2001, the operations of the InfiniteSpace.com, Corp., Internet Broadcasting Company, Inc. and INSCI (UK) subsidiaries were ceased, operating expenses were reduced and the investment in Lognet was written-down. These changes and the costs of closing these subsidiaries, along with other costs associated with the realignment of INSCI's strategy, were charged to the operating results. The major components of these charges were a write-down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $800,000 related to severance payments for approximately 20 terminated employees, $500,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace.com and its data center.

INTEREST EXPENSE, NET

           Interest expense for the nine months ended December 31, 2001 increased $68,000 (31%) from the prior year period. The increase was primarily due to higher average borrowings partially offset by a non-cash interest charge of $180,000 in the prior year period related to the issuance of warrants for debt financing.

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 2001, the Company had $241,000 of cash and working capital deficit of $6.5 million in comparison to $460,000 of cash and working capital deficit of $6.9 million at March 31, 2001. Accounts receivable were $1.4 million at December 31, 2001 and $1.5 million at March 31, 2001.

The Company's cash flows are summarized below for the periods indicated:
 (in thousands)

                                                 NINE MONTHS ENDED DECEMBER 31,

                                                          2001        2000
                                                          ----        ----
Cash provided by (used in)
  Operating activities                                   $(215)      $(4,678)
  Investing activities                                      10         2,402
  Financing activities                                     (14)        1,138
  Effect of exchange rate changes on cash                    -           (61)
                                                      ---------   -----------
    Increase(decrease) in cash and cash equivalents      $(219)     $ (1,199)
                                                              -
                                                      =========   ===========

Cash and cash equivalents at end of period               $  241     $    712
                                                      =========   ===========

           During June 2001, the Company entered into a demand subordinated convertible debt facility of up to $700,000 with Selway. We received gross proceeds of $250,000 from the financing on June 27, 2001. Through December 31, 2001, the Company has received additional proceeds totalling $170,000. INSCI can draw on the remainder of the facility, at the discretion of Selway, and upon attaining certain operating milestones. The convertible debt bears an annual interest rate of 13 percent payable in cash or in additional debentures and is convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share. The convertible debt is secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest are payable at the earlier of June 15, 2002 or upon demand by Selway. The Series B Preferred has liquidation preferences, which are pari passu with other pre-existing shares of Preferred Stock.

           INSCI entered into a change in terms agreement ("Note Agreement") for its guarantee of a $354,000 Promissory Note which was due on October 1, 2001 to the Pennsylvania Business Bank ("Bank"). Under the original Promissory Note, INSCI had guaranteed all of Lognet, Inc.'s obligations to the Bank. The amount due is to be repaid in monthly principal payments of $10,000 plus interest beginning on November 1, 2001, with the final payment due on October 1, 2002. Interest is payable at prime plus 2% with a minimum rate of 9%. The Promissory
Note is secured by a subordinated lien on all of the assets of INSCI. In addition, and as a part of the change in terms agreement, Selway has pledged a $105,000 money market account as additional collateral for the Promissory Note. Selway and its Chief Executive Officer, Yaron Eitan, have guaranteed payment of the Promissory Note. Mr. Eitan, as Chairman of the Board of INSCI, is an affiliate of the Company, and the transaction may be deemed an affiliated transaction. Additionally, the Bank released two other individual guarantors of the Promissory Note as a part of the change in terms agreement. The Note Agreement contains a Confession of Judgment by both the Company and the guarantors, in the event of default and an acceleration of payment of the Note is demanded by the Bank. Furthermore, the Note also contains a default provision in the event of a significant change in ownership of the Company. In consideration of Selway's guarantee and pledge of the money market account, INSCI has agreed to pay Selway an initial fee of $18,000 and a monthly fee of $5,000 for each month that the guarantee is outstanding. Such amounts are payable at the option of INSCI in either cash or debentures. As of December 31, 2001, INSCI issued $28,000 of Debentures to Selway to satisfy fees under this arrangement. The Company incorporates, by reference, its prior 8-K filing with respect to the acquisition of Lognet, Inc., as related to the payment obligation to the Pennsylvania Business Bank.

           We have a deficiency in our financial statements in that we have $8.2 million in liabilities and $2.2 million in assets. This deficiency, unless remedied, can result in us not being able to continue our business operations. Our plan to continue our business involves our ability to negotiate either a reduction or reductions in amounts outstanding to vendors or extension of payment terms, combined with the termination of InfiniteSpace operations. Despite the forgoing measures, there are no assurances that we will be able to meet certain obligations. We have recently received several default notices on certain equipment leases and payables, which combined are material. We are actively negotiating to satisfy these claims.

           Our Board of Directors is actively pursuing potential merger, partnering opportunities and/or asset sale. We expect that these efforts will result in the introduction of other parties with interests and resources, which may be compatible with that of INSCI. However, no assurance can be given that INSCI will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming that INSCI successfully raises additional funds or enters into a business alliance, that it will maintain profitable operations or achieve positive cash flow. Additionally, if we are unable to obtain additional funding, we may be required to seek protection under the Federal Bankruptcy Law. Our independent accountants issued a qualified opinion for our fiscal year ended March 31, 2001 as there exists substantial doubt about our ability to continue as a going concern.

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

QUARTERLY RESULTS:

           Quarterly revenues and results of operations may fluctuate as the result of a variety of factors, including the lengthy sales cycle for our products, the proportion of revenues attributable to software license fees versus services, the amount of revenue generated by alliances with other companies selling our products, demand for our products, the size and timing of individual license transactions, the introduction of new products and product enhancements by us or our competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Additionally, the sale of our products generally involves a significant commitment of capital by our customers and may be delayed due to time-consuming authorization procedures within an organization. Other factors affecting our operating results include our ability to design and introduce on a timely basis new products which compete effectively on the basis of price and performance and which address customer requirements, product obsolescence, technological changes, competition and competitive pressures on price, the ability to hire and retain qualified personnel and general economic conditions affecting the investment by potential customers in technology based investments. There is no assurance that we can maintain or increase our sales volume going forward or that we will be able to achieve a profit in the marketing of our products.

PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company was a defendant in an action commenced on April 24, 2001 by EMI Strategic Marketing, Inc., ("EMI") in the Suffolk Superior Court, Index No. 01-1710. The EMI claim was for the sum of $109,470.27 for services rendered to the Company with respect to web site development. The Company has resolved this claim for a structured settlement totaling $67,000.00 and is awaiting the exchange of closing papers.

           The Company was a defendant in an action commenced on July 16, 2001 by Computer Enterprises, Inc. ("CEI") in the Court of Common Pleas of Allegheny County Pennsylvania, Index No. GD-01-13668. The CEI claim was for the sum of $33,600 plus interest and costs of suit including attorney's fees for computer consulting services provided to the Company. The Company settled this claim on December 28, 2001 for the sum of $21,000.

           The Company was a defendant in an action commenced on October 2, 2001 by Lynx, Inc. ("Lynx") in the Suffolk Superior Court, Docket No. 01-4289. The Lynx claim was for the sum of $57,200 plus interest for services rendered to the Company. The Company filed a defense against the claim on November 1, 2001. The Company settled this claim for $25,000 and is awaiting the exchange of closing papers.

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

(3) An amendment to the Articles of Incorporation to change the name of the Company to INSCI Corp.
(4) To permit the ownership of more than 19.9% of the issued and outstanding shares of the Company upon the election of certain security holder(s) to exercise and / or convert certain outstanding convertible securities.

         Shareholders did not approve proposals to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares of common stock to 100,000,000 shares of common stock; and an amendment to increase the authorized number of stock options under the Company's 1997 Equity Incentive Plan from 4,000,000 shares to 7,000,000 shares.

           On December 21, 2001, INSCI held a Special Meeting of Shareholders, and the shareholders resolved the following:

(1) To amend the Articles of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 185,000,000 shares.
(2) To increase the authorized number of stock options under the Company's 1997 Equity Incentive Plan from 4,000,000 shares to 7,000,000 shares.

ITEM 5. OTHER INFORMATION

           This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS.

                None

(B)        REPORTS ON FORM 8-K.

                A report on Form 8-K dated October 1, 2001 was filed on October 9, 2001 regarding the automatic conversion of outstanding shares of Preferred Stock into shares of Common Stock.

                A report on Form 8-K dated December 21, 2001 was filed on December 27, 2001 regarding the results of the Special Meeting of Shareholders held on December 21, 2001.














                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INSCI CORP.

Date:  February 14, 2002             By: /S/ HENRY F. NELSON
                                         ----------------------------------
                                         Henry F. Nelson
                                         Chief Executive Officer, President
                                         and Chief Financial Officer