Form 10KSB
period 2002-03-31
INSCI CORP
filed 2002-07-15
CIK 878612

THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED
  FINANCIAL STATEMENTS AS A RESULT OF THE ISSUER'S ELECTION NOT TO HAVE ARTHUR
     ANDERSEN LLP ISSUE A MANUALLY SIGNED REPORT WITH RESPECT TO THE WITHIN FINANCIAL STATEMENTS FOR THE YEAR ENDED MARCH 31, 2002. (SEE PAGE F-1)
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED:                COMMISSION FILE NUMBER
            MARCH 31, 2002                                 1-12966
                                                           -------
================================================================================
                                   INSCI CORP.
                      FORMERLY insci-statements.com, corp.
================================================================================
               (Exact name of registrant specified in its charter)

 DELAWARE              TWO WESTBOROUGH BUSINESS PARK,            06-1302773
                              WESTBOROUGH, MA
 --------              ------------------------------            ----------
(State or other            (Address of Principal              (I.R.S. Employer
jurisdiction of               executive offices)             Identification No.)
incorporation or
organization)
                                      01581
                                      -----
                                    Zip Code

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
 Yes      X        No
     -----------     ---------

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

           Revenues for the fiscal year ended March 31, 2002 were $8,483,000.

           The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the Common Stock on July 8, 2002, as reported by OTCBB, was approximately $ 3.1 million. As of July 8, 2002, registrant had outstanding 52,761,299 shares of Common Stock.

Part III incorporates information by reference to the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2002.
================================================================================

                                   INSCI CORP.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                      INDEX

PART I
                                                                           PAGE
Item 1.    Description of Business.........................................    3

Item 2.    Description of Properties.......................................    8

Item 3.    Legal Proceedings...............................................    9

Item 4.    Submission of Matters to a Vote of Securities Holders...........    9

PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.............................................    9

Item 6.    Management's Discussion and Analysis or Plan of Operations......    9

Item 7.    Financial Statements............................................   16

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures...........................................   16

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act...............   16

Item 10.   Executive Compensation..........................................   16

Item 11.   Security Ownership of Certain Beneficial Owners and Management..   16

Item 12.   Certain Relationships and Related Transactions..................   17

Item 13.   Exhibits and Reports on Form 8-K................................   17

SIGNATURES.................................................................   18

EXHIBIT INDEX..............................................................   21

                                     PART I


ITEM 1.              DESCRIPTION OF BUSINESS

OVERVIEW

           INSCI Corp., formerly known as insci-statements.com, corp., ("INSCI" or the "Company") (Over-The-Counter Bulletin Board ("OTCBB"): INSS) is a provider of enterprise software solutions for electronic statement presentment
(ESP), digital document storage and electronic content management.

           INSCI develops and markets the ESP+ Suite of scalable digital document solutions that provide high-volume digital asset presentment, preservation, and delivery functions via a company's internal networks or via the worldwide web. INSCI's software was originally used to replace microfiche. Today, our customers use the ESP+ Suite to support required business functions such as long-term document storage; printing and automated reprinting; and alternatives to traditional print and mail such as CD or email information delivery. INSCI's systems extend the value and usable life of formatted documents by web-enabling legacy-generated reports, bills, statements and other forms of digital information.

           INSCI was incorporated in Delaware in December 1989 and is headquartered in Westborough, Massachusetts. The mailing address for the Company's headquarters is 2 Westborough Business Park, Westborough MA and its telephone number is 508-870-4000. INSCI can also be reached at its Web site http://www.insci.com.

           Over the past several years, the Internet has matured and is now a critical business tool. Business research, B-to-B correspondence, email, and electronic commerce are all a common part of most corporations. INSCI's high volume document solutions, using the power of the Internet, provide an architecture to capture, store, and deliver the content contained in formatted business documents.

           The use of our software products typically enables the customer to increase productivity and operational efficiencies, reduce and/or eliminate document warehousing and handling costs, increase the level of customer service, generate additional revenue sources, enhance marketing capabilities, or gain other competitive advantages. These products are based on open client/server architecture capable of integrating with most computing platforms, data output formats, hardware storage devices and complementary e-commerce, electronic bill presentment, and on-line retailing technologies.

           Our software products are typically employed where electronic availability of customer-facing documents, source documents, and reports is necessary to support the business function. Customer-facing documents vary by industry but generally include invoices, statements, purchase orders, policies, explanation of benefits (EOB's), and transaction confirmation documents that are produced in high volume. Source documents may include new account applications, signature cards, purchase orders, signed bills of lading, insurance claim forms, health care claims, billings, bank and other personal financial information, contracts, and other similar documents. These types of documents require electronic indexing and storage to enable rapid retrieval and viewing for customer support functions, for adherence to regulatory requirements, for data analysis and report generation, for inclusion in Enterprise Resource Planning
(ERP), Customer Resource Management (CRM) and Health Care Information Technology
(HIT) implementations, and for e-commerce applications.

           Internet delivery and presentment is rapidly becoming a critical business requirement. New capabilities such as electronic bill presentment, customer access to statements and bills, and integrated invoicing and marketing extend the value of conventional printing and distribution of customer-facing documents. Our software products provide the core digital document repository and delivery capabilities that are required for electronic commerce applications.

           We also offer numerous services including consulting, systems integration, software installation, training, software maintenance and technical support. Our advanced systems integration services group integrates our technologies into the customer's business environment to more effectively leverage current and future investments in technology.

           We separately market Application Program Interfaces (API's). The API's offer the ability to customize the graphical user interface and to select the features and functionality of the archive product. Additionally the API's are the platform to offer an interface to third party products. The company has substantially enhanced the API's based on Java technology and consider them a basis to form an Alliance Partner Program.

           Our strategic relationships include Unisys, Xerox, Fuji Xerox, Swets, and PFPC. Through marketing efforts with our Alliance Partners and our direct sales force, we have a presence in most major corporate sectors. ESP+ is used in the banking, financial services, telecommunications, insurance, utilities, manufacturing, healthcare, and government industries and is adaptable to many other industry environments. These alliances also provide the ability to offer our products in international markets.

           During the second half of Fiscal 2000, we established InfiniteSpace.com, Corp. ("InfiniteSpace"), a business-to-business, electronic statement presentment application service provider (ASP), as a separate wholly owned subsidiary. In December 1999 we acquired Internet Broadcasting Company, Inc. ("IBC") a developer and provider of proprietary technology for the secure delivery of financial documents. In May 2000 we also acquired Lognet 2000, Inc. (formerly Lognet, Inc.) ("Lognet") whose activity was in the PC-to-host and print connectivity industries, as well as the business of electronic bill presentment and payment.

           Subsequently, as we were unable to secure additional financing to support the operations and business strategy of InfiniteSpace, effective with the close of the second quarter of fiscal 2001, we redirected our strategy to focus on our core products and abandoned the operations of InfiniteSpace.

MANAGEMENT CHANGES

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

           On June 26, 2001, Henry F. Nelson was also appointed Chief Executive Officer and Chief Financial Officer of the Company.

           On October 18, 2001, at our Annual Meeting of Stockholders, Yaron I. Eitan, Henry F. Nelson, Francis X. Murphy, Derek W. Dunaway and Mitchell Klein were elected by shareholders to serve as directors of the Company for the ensuing year. John Lopiano chose not to stand for re-election.

SOFTWARE PRODUCTS AND SERVICES

o          THE INSCI ESP+ SOLUTIONS SUITE

           Our ESP+ family of integrated, client/server based software solutions enables customers to capture, store and present high volumes of value documents and reports. This software utilizes magnetic and optical disk, and CD to index, archive, retrieve, and distribute computer-generated documents and digital images including transaction documents and data. Documents are stored in a deep archive and can be rapidly retrieved for on-demand viewing, printing, Internet distribution, CD distribution and re-purposed for interactive Internet presentment and other e-commerce functions. The ESP+ Solutions Suite enables organizations to use existing print applications as the gateway for implementing digital document repositories, preserving their investment in legacy applications as well as establishing the required infrastructure for e-commerce applicability.

           ESP+ products are currently installed at over 200 customer sites worldwide. These systems are used in a wide range of vertical industry segments and deployed in departmental and enterprise-wide configurations.

           The ESP+ Solutions Suite is a comprehensive solution for the capture, storage and delivery of enterprise documents. The STORAGE component, ESP+archive, is the heart of the ESP+ Solutions Suite and is powered by either Windows or UNIX. The CAPTURE components enable documents to be set-up and ingested into the ESP+archive system. The DELIVERY components enable different delivery methods (web, email, print, etc.) of ESP+archive data (stored documents). Finally, the TOOLS components increase the system flexibility and enable powerful integration with third party applications.

STORAGE

o          ESP+ARCHIVE - DEEP DIGITAL ASSET PRESERVATION

ESP+archive is a scalable digital document/digital asset preservation system. ESP+archive provides high-volume capture, index, storage, and retrieval functions. The system manages the ingestion, indexing, storage, and retrieval of high fidelity replicas of computer generated documents such as statements, bills, invoices and reports. Recent enhancement allows the system to store other forms of digital assets such as computer-generated graphics, or files from desktop applications. ESP+archive handles diverse data streams such as standard ASCII and EBCDIC formats, IBM(R) Advanced Function Presentation(R) (AFP), Xerox Metacode and DJDE, Adobe(R) Portable Document Format (PDF), PCL, Postscript, Binary Large Objects (BLOBs) and XML.

CAPTURE

o          ESP+DESIGNER - DOCUMENT DEFINITION TEMPLATE FOR ESP+ARCHIVE

ESP+designer is a graphical tool used to create document definition files for ESP+archive systems. ESP+designer offers a point and click approach that eases the process of capturing new statements, reports and other business documents for archival into an ESP+archive system.

o          ESP+IMAGE - IMAGE CAPTURE AND PROCESSING

ESP+image is a high volume, high-throughput image capture and processing system. ESP+image is used (either centrally or distributed) in preparation for document image storage into the ESP+archive. ESP+image provides ESP+archive with extract index values (OCR, Bar Code, Manual Entry) that will be used for retrieval of scanned images alongside existing computer-produced outputs.

DELIVERY

o          API TOOLKITS FOR ESP+

APItoolkits for ESP+ allow businesses to customize user interfaces, or integrate with third party or proprietary applications. The APItoolkit is the foundation of our Alliance Partner program. The APItoolkit for ESP+archive allows the customer to build their own applications and interfaces that make use of the document repository and its contents. The APItoolkit for ESP+image allows the customer to extend their scanning implementation features. The APItoolkit for ESP+web allows customization of user interfaces for use in an intranet/internet environment.

o          ESP+DESKTOP - DESKTOP ACCESS CLIENT

ESP+desktop is a Windows-based document viewer client interface that provides access to ESP+archive server data (stored documents). By using ESP+desktop one can search, display, print, data mine, etc. stored documents in an ESP+archive system. ESP+desktop provides a rich feature set for the "power user".

o          ESP+WEB - WEB ACCESS CLIENT

ESP+web is an easy-to-use document viewer that provides access to ESP+archive systems data (stored documents) over the Internet/Intranet. By using a common web browser such as Internet Explorer or Navigator, one can search, display, print, etc. stored documents in an ESP+archive system with no proprietary plug-ins or database connections required by the end user.

o          ESP+DIRECT

ESP+direct automates the distribution of documents contained in ESP+archive via e-mail. Triggered either by the arrival of new documents or through ad-hoc requests, automatic distribution is a natural requirement for today's emerging e-business initiatives.

o          ESP+CD - DOCUMENT PACKAGING AND DISTRIBUTION ON CD

ESP+cd provides a CD distribution of selected stored documents in an ESP+archive system. ESP+cd can create custom self-contained CDs which include digital document repositories and all necessary search, retrieval and viewing components. CD content may be automatically extracted or requested on an ad-hoc basis from an ESP+archive system.

TOOLS

o          ESP+FORMS - PDF PRESENTATION OF PLAIN TEXT DOCUMENTS

ESP+forms is an easy-to-use tool that creates PDF-based overlays for plain text documents producing completely formatted documents for display or printing. The feature uses standard off-the-shelf tools (Adobe(R) Acrobat(TM), MS Word(R), etc.) to develop the PDF form overlay and ESP+forms to map the plain-text document content to the PDF form overlay. Flexible mapping allows users to customize form content.

o          ESP+IMPORT

ESP+import is a bulk image import module that allows the ingestion of images from external sources and other systems, such as check imaging or third party image capture systems into an ESP+archive system.

o          PROFESSIONAL SERVICES GROUP

           Utilizing our core products and technologies and the capabilities of our professional services resources, we have developed specialized systems integration approaches and methodologies that allow us to carry out the implementation of advanced solutions within large and complex client environments. Based upon expertise in integrated output management, electronic printing, imaging, document management, on-demand printing, data storage, data mining, and web based statement presentment we provide services and solutions to global problems in the customer service and data storage areas. With these project management, technical, product and architectural skills, we are able to offer a unique set of solutions and capabilities to organizations that are seeking more than a software product to satisfy their organizational and business requirements.

STRATEGIC ALLIANCES

           We have developed several strategic business alliances through which we extend our marketing efforts and generate sales. We believe that the Java based APItoolkit provides a platform for integration with Alliance Partners. The Company intends to actively market the Java based technology to certain vertical market Alliance Partners.

           For fiscal 2002, we received 22% and 12% of our total revenues from Unisys Corporation and Xerox Corporation, respectively. A decline in revenues from either of these sales partners in future periods would materially affect our revenues and operating results.

           We currently have agreements with a limited number of Alliance Partners. Alliance Partner agreements range from a referral agreement with a partner to a master value added reseller (VAR). VAR's generally are organizations that sell their own computer application software systems to special vertical markets, such as financial services, banks, health care organizations or credit unions. We sell our products directly to VARs for resale to the VARs' customers. VARs sell our products as part of an integrated system of hardware and software for the VARs' customers.

The company has also licensed the ESP+ suite of products to specific service bureaus on a transaction or subscription based pricing model.

PRODUCT DEVELOPMENT

           The market for data storage and retrieval products is highly competitive and characterized by frequent technological change. Consequently, we must continually enhance our products and continue to develop new products. We utilize our development engineers and customer support personnel to identify, design, and develop product enhancements and new products. We have employed industry standard technology as a basis to develop our ESP+ Solution Suite. In the last fiscal year, we have consolidated the development and support of the ESP+ suite of products from third party developers and consultants. We believe that this will provide increased management and reduced cost associated with the development and support of our ESP+ Solution Suite.

MARKETING AND SALES

           We market our products through our own sales force in combination with strategic alliances and VAR's. Marketing activities include trade journal advertising, distribution of sales and product literature describing our products and their applications and benefits, as well as attendance at trade shows and conferences, and on-going communications with our established base of customers via newsletters, new product announcements, direct mail and telemarketing. Promotion of our products includes publishing of user success stories, and distributing of press releases about the Company and our products. Our direct sales force focuses on prospects for our products that are in high volume, high performance environments. They provide assistance and make joint presentations with our Alliance Partners. Additionally, they frequently work with our systems engineers to provide pre-sales technical consulting services.

           We continue to seek to enter into additional marketing alliances that will have the potential to generate further significant sales. In particular we believe that companies in specific vertical markets such as financial services, banking, manufacturing, customer relationship management (CRM), healthcare, electronic commerce and printing areas are likely to require our products in order to meet their own objectives. Such alliances may take the form of a traditional distribution relationship or a tighter product integration of applications utilizing the Java based APItoolkit. We intend to continue discussions with such companies with a view toward furthering such alliances.

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

COMPETITION

           There are a number of suppliers offering electronic document archiving, document management, report management, imaging, information retrieval, electronic bill presentment and e-commerce products. However, in many instances, we believe that our products and services offer advantages over the competition. These advantages include:

o a comprehensive product portfolio encompassing enterprise archive and retrieval, web-based functionality, scanning and imaging, CD, document and data mining, report generation and management, and a dual platform strategy with both Windows and UNIX product suites
o    high volume throughput and enterprise-level scalability
o    APItoolkit for integration
o    support for multiple intelligent data streams and other data formats
o    open systems connectivity
o    high speed document archival and access
o    comprehensive systems integration and support services
o    strategic alliances and partnership relationships with corporate partners

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

PROPRIETARY INFORMATION

           We do not hold any patents and currently rely upon a combination of trademarks, contractual rights, trade secrets and copyright laws to protect our proprietary rights in our products. We seek to protect our proprietary rights in our products through restrictions on disclosure and use set forth in customer agreements and employee nondisclosure agreements. Additionally, we require that all of our employees execute confidentiality, trade secret and invention agreements in connection with their employment by us. Despite these precautions, it may be possible for third parties, without authorization, to copy or duplicate our proprietary software or to obtain and use our proprietary information. Existing copyright laws afford only limited protection for computer software, and the laws of certain foreign countries do not protect our proprietary rights in our products to the same extent as the laws of the United States. Because of the rapid pace of technological change in our industry, we believe that the legal protection for our products is less significant for our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product enhancements and the timeliness and quality of support services we provide.

EMPLOYEES

           We employed 53 persons as of March 31, 2002. Our future success depends, in part, on our ability to retain existing and to attract new management and technical employees. We have no collective bargaining agreements and consider our relationships with our employees to be good.

ITEM 2.              DESCRIPTION OF PROPERTIES

           Effective October 1, 1994, we entered into a ten-year lease for approximately 21,650 square feet of office space located in Westborough, Massachusetts. We amended our Westborough lease on March 15, 1999 to include additional office space of 2,997 square feet. The lease was further amended on March 15, 2000 to include an additional 4,798 square feet of office space. As of June 2002, we are leasing to a subtenant approximately 4,130 square feet of office space under a sub-lease that extends through September 2004.

           Management considers our present office space adequate for our foreseeable needs.

ITEM 3.              LEGAL PROCEEDINGS

           The Company is a defendant in an action commenced on May 14, 2002 by Key Corporate Capital, Inc, (Leasetec Corporation) in Worcester Superior Court. The Leasetec claim is for $588,148 in addition to interest, penalties and legal fees related to a claimed violation of an equipment lease with the Company. The Company is contesting the claim, and has asserted a number of affirmative defenses to the claim.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.




                                     PART II

ITEM 5.              MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS

           Our Common Stock was traded on the NASDAQ Small Cap Market from April 14, 1994, the effective date of our initial public offering, through June 26, 2001, thereafter on the Over-The-Counter Bulletin Board ("OTCBB"). The current trading symbol for our Common Stock is "INSS". The table below shows the high and low sales prices as reported in NASDAQ's informational reports. These prices represent prices between dealers, do not include retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

                                     COMMON STOCK PRICE

                        FISCAL 2002                       FISCAL 2001
Quarter             HIGH             LOW             HIGH             LOW
                    ----             ---             ----             ---
First              $0.44           $0.15            $6.50           $2.63
Second              0.30            0.06             3.65            2.00
Third               0.14            0.05             2.38            0.13
Fourth              0.08            0.03             1.13            0.22

--------------------------------------------------------------------------------

           On July 8, 2002, the closing price of the common stock was $0.06. As of July 8, 2002, we had 207 holders of record of our common stock.

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

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

           The following discussion of management's analysis of operations for the fiscal year ended March 31, 2002 ("Fiscal 2002") and the fiscal year ended March 31, 2001 ("Fiscal 2001"), and discussion of financial condition at March 31, 2002, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

           We distribute our products through a combination of a direct sales force and through VARs, distributors and sales alliances with companies including, Unisys Corporation and Xerox Corporation. Revenue is net of discounts and allowances given to Alliance Partners.

           During the second half of Fiscal 2000, we established InfiniteSpace.com, Corp. ("InfiniteSpace"), a business-to-business, electronic statement presentment application service provider (ASP), as a separate wholly owned subsidiary. The focus of InfiniteSpace was to provide electronic statement presentment services to the financial services industry. We completed two acquisitions to add to the resources of InfiniteSpace. The first was the acquisition on December 10, 1999, of all the common stock of Internet Broadcasting Company, Inc. ("IBC") in exchange for 1.0 million shares of our restricted common stock. This acquisition was accounted for as a pooling of interests. The second was the acquisition, on May 24, 2000, of all the common stock of Lognet 2000, Inc. (formerly Lognet, Inc.) ("Lognet") in exchange for
2.5 million restricted shares of our common stock resulting in a total purchase price of $8.4 million. This acquisition was accounted for under the purchase accounting method.

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

           In November 2000, we finalized arrangements that provided an aggregate of $3.5 million in new financing, which included $2.0 million of subordinated convertible debt ("Convertible Debt) provided by Selway Partners LLC ("Selway"), which is a technology holding company engaged in building technology-oriented companies, and CIP Capital LP ("CIP"), a venture capital firm specializing in early and mid-stage technology companies. Selway is an affiliate of INSCI in that two of INSCI's five board of directors' members are affiliated with Selway. At the time of the financing, CIP was also a shareholder of INSCI. The total financing package also included $1.5 million of accounts receivable financing with Silicon Valley Bank. Selway and CIP were provided with an option through the end of March 2001 to invest an additional $3.0 million in INSCI under the same terms and conditions as the Convertible Debt. Selway and CIP elected not to exercise the option. For further discussion on the financing see Liquidity and Capital Resources.

           Our prior accounts receivable financing with Silicon Valley Bank was replaced on March 8, 2001 by an arrangement with Prestige Capital Corporation ("Prestige"). INSCI agreed to sell certain accounts receivable subject to limited recourse at a discount fee of up to 10% depending upon the length of time Prestige holds receivable before collection. INSCI received 75% of the face value of the receivable upon purchase by Prestige. The remaining amount less the discount fee is remitted to INSCI after Prestige collects the receivable in full.

           On March 1, 2001, INSCI sold the majority of the assets of Lognet to Paynet Electronic Billing Ltd. ("Paynet"), a non-affiliated privately-owned company based in Haifa, Israel. The assets sold to Paynet included all intellectual property rights, technology, development tools, hardware, furniture and equipment related to Lognet's Billminer electronic bill presentment and payment software and the Oneprint and Emulation product lines, as well as customer lists, marketing materials and other assets related to Lognet's business, including the name "Lognet". Paynet further agreed to hire most of Lognet's employees and assume the obligation for the hired employees' compensation and benefits. The consideration received for the sale of Lognet assets includes $245,000 in cash, of which $100,000 was received at closing and the balance as additional consideration for inventory and equipment, a 20 percent equity interest in Paynet and up to $1,600,000 in future royalties to be paid by Paynet, as a result of future sales on the Billminer Software, Oneprint and Emulation product lines. In connection with this sale, a $110,000 fee was paid to Econium, Inc., an affiliate of Selway, for Econium's assistance to Lognet. The equity interest in Paynet is subject to a share repurchase agreement option granted to Paynet for the sum of $1,000,000, as well as a right of first refusal agreement in favor of Paynet in the event of an initial public offering by Paynet. Results of operations for Fiscal 2001 reflect no gain or loss from this transaction. The carrying value of the investment in Paynet was recorded as of March 31, 2001 at $94,000, which was the carrying value of the assets sold. The Company was required to provide a release of lien of a portion of the collateral pledged to Selway and CIP in order to proceed with the asset sale. In obtaining the required release, the Company agreed to provide, in substitution of the collateral, a security interest on the 20% equity interest and the future royalties to Selway and CIP.

           As of June 21, 2001, we entered into a subordinated convertible debt facility of up to $700,000 with Selway. On June 27, 2001, we received gross proceeds of $250,000 and have drawn down an additional $280,000 of the facility. We can draw on the remainder of the facility at the discretion of Selway, and upon attaining certain operating milestones. The convertible debt bears an annual interest rate of 13 percent payable in cash or in additional debentures and is secured by a junior lien on all of INSCI's assets.

           In May 2002, we entered into a financing agreement with Benefactor Funding Corp. which was fully completed on May 17, 2002, wherein Benefactor will finance all of the eligible domestic accounts receivables of the Company on a secured basis. We agreed to an early termination of the Prestige Capital financing agreement so that we could enter into a new agreement with Benefactor. As part of the new financing arrangement with Benefactor, we were required to payoff our loan in full to Pennsylvania Business Bank in the sum of $285,000. With the repayment of the Pennsylvania Bank loan we were able to discontinue our monthly payment obligation of $5,000 per month to Selway for the Selway guarantee of the loan (see certain Relationships and Related Transactions).

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

RESULTS OF OPERATIONS, OVERVIEW

           Revenues were $8.5 million for Fiscal 2002 compared to $10.0 million for Fiscal 2001. The Fiscal 2001 revenues included $784,000 attributed to the Lognet subsidiary accounting for 51% of the decline in revenues.

           Consolidated net income for Fiscal 2002 was $368,000. Consolidated net loss for Fiscal 2001 was $17.5 million, which included non-recurring restructuring and other charges of $8.9 million. The consolidated net loss also includes $3.0 million of losses associated with our discontinued IBC and InfiniteSpace operations and our United Kingdom ("UK ") subsidiary.

YEARS ENDED MARCH 31 (in  thousands)                       2002          2001
                                                           ----          ----
INCOME (LOSS) BEFORE NON-RECURRING EXPENSES
  INSCI                                                  $    849      $ (4,527)
  InfiniteSpace                                                --        (2,637)
  INSCI UK                                                     --          (394)
  Lognet                                                      (30)         (521)
NON-RECURRING EXPENSES
  Restructuring and other charges                              --        (8,916)
                                                         --------      --------

INCOME (LOSS) FROM OPERATIONS                                 819       (16,995)
  Interest expense                                           (451)         (526)
                                                         --------      --------

NET INCOME (LOSS)                                        $    368      $(17,521)
                                                         ========      ========

           The following table sets forth, for the periods indicated, the percentage relationship that certain items of our results of operations bear to revenue:
                                                                  FISCAL YEAR
                                                                ENDED MARCH 31,
                                                              2002         2001
                                                               %             %

Revenue                                                       100           100
Cost of revenue                                                22            42
                                                             ----          ----
Gross profit                                                   78            58
                                                             ----          ----
Expenses:
  Sales and marketing                                          24            32
  Product development                                          20            58
  General and administrative                                   25            49
  Non-recurring expenses:
    Restructuring and other charges                            --            89
                                                             ----          ----
      Total expenses                                           69           228
                                                             ----          ----
Income (loss) from operations                                   9          (170)
Interest income (expense)                                      (5)           (5)
                                                             ----          ----
Net income (loss)                                               4          (175)
                                                             ====          ====

The following table compares total revenues by quarter for Fiscal 2002 and Fiscal 2001: (in thousands):

                                              TOTAL REVENUES BY QUARTER
                                                   (in thousands)
                       FISCAL 2002                                                  FISCAL 2001
---------------- ------------- ------------- -------------     ------------- ------------- ------------- -------------
      Q1              Q2            Q3            Q4                Q1            Q2            Q3            Q4
      --              --            --            --                --            --            --            --
    $2,485          $2,223        $1,973        $1,802            $2,879        $2,506        $2,684        $1,946


The following table compares total revenues for Fiscal 2002 and Fiscal 2001 (in thousands):

                                                           FISCAL YEAR ENDED MARCH 31,
REVENUES                                             2002            2001        % CHANGE
--------
                                                   ---------      ----------     ---------------
Product revenues                                     $ 2,799           $ 4,043      (31)%
Installation and implementation services               1,885             2,205      (15)
Maintenance services                                   3,799             3,767          1
                                                   ----------     -------------
Total revenues                                       $ 8,483          $ 10,015      (15)
                                                   ==========     =============

The following table compares revenues exclusive of the Lognet subsidiary for Fiscal 2002 and Fiscal 2001 (in thousands):

                                                    FISCAL YEAR ENDED MARCH 31,
REVENUES                                             2002            2001        % CHANGE
--------
                                                   ---------      ----------     ---------------
Product revenues                                     $ 2,786           $ 3,624      (23)%
Installation and implementation services               1,885             1,868          1
Maintenance services                                   3,799             3,740          2
                                                   ----------     -------------
Total revenues                                       $ 8,470           $ 9,232        (8)
                                                   ==========     =============

REVENUES

           Revenues for Fiscal 2002 were approximately $8.5 million, a decline of $1.5 million or 15.3% from Fiscal 2001. Of this decline, product sales accounted for $1.2 million and installation and implementation services accounted for $300,000. Maintenance service revenues have demonstrated a small increase.

           Fiscal 2001 product revenues included $400,000 attributed to the Lognet subsidiary accounting for 34% of the decline for Fiscal 2002. The Company sold the assets of Lognet to Paynet Electronic Billing Ltd. ("Paynet"), a nonaffiliated privately owned company based in Israel on March 1, 2001. Decreases in product sales also reflect a de-emphasis on hardware related sales. INSCI's Fiscal 2001 revenues include $300,000 in hardware related sales as compared to $70,000 for Fiscal 2002, accounting for 15% of the decline. Additionally, the decline in product revenues was in part due to the slowdown in the general economy during the last two quarters of Fiscal 2002. Installation and implementation services revenue for Fiscal 2001 included $400,000 attributed to the Lognet subsidiary which more than accounts for the $300,000 decline in services revenues for Fiscal 2002.

           Net of the effect of Lognet, revenues declined 8% for the comparable period.

           For both Fiscal 2002 and Fiscal 2001 we received in excess of 10 percent each of our total revenues from Xerox Corporation and Unisys Corporation, two of our strategic sales partners. A decline in revenues from these sales partners in future quarters would materially affect the revenues and operating results of INSCI.

GROSS PROFIT AND COST OF REVENUES

           Gross profit as a percent of revenues was 78.5% for Fiscal 2002 compared to 58.4% for Fiscal 2001. Gross profit for Fiscal 2002 was $6.7 million, an increase of $800,000 or 13.8% from the $5.9 million for Fiscal 2001, primarily reflecting the 56.3% decrease in cost of revenues from the prior year which was a result of the return to core operations and the discontinued operations of InfiniteSpace.

SALES AND MARKETING

           Sales and marketing expenses for Fiscal 2002 were $2.0 million, a decline of approximately $1.2 million or 37.7% from the prior year. The Fiscal 2001 expenses included $800,000 related to the discontinued operations of InfiniteSpace. The decline was also due to costs associated with lower revenues, a reduction in trade show and promotional spending and a reduction in sales personnel.

PRODUCT DEVELOPMENT

           Product development expenses for Fiscal 2002 were approximately $1.7 million, a decrease of $4.0 million or 70.0% from Fiscal 2001. Product development expenses are 20% of Fiscal 2002 revenues as compared to 58% of the prior fiscal year's revenues. Expenditures for Fiscal 2001 reflect product development expenses for InfiniteSpace and Lognet in the amount of $1.4 million representing 14% of Fiscal 2001 revenues. The company realized further decreases in product development costs through the elimination of third party development expenses and an increased focus on core products.

GENERAL AND ADMINISTRATIVE

           General and administrative expenses were approximately $2.1 million, a decrease of approximately $2.8 million or 57.5% from the prior year. The Fiscal 2001 expenses include general and administrative expenses for InfiniteSpace and Lognet totaling $1.4 million accounting for 50% of the decrease. The balance of the decrease was primarily due to decreased reliance on consultants, lower bad debt costs and the various cost reduction efforts enacted for Fiscal 2002.

RESTRUCTURING AND OTHER CHARGES

           As a result of our strategic redirection, we have ceased operations of InfiniteSpace, IBC and our UK subsidiary, reduced operating expenses and have written-down our investment in Lognet. These changes and the costs of closing InfiniteSpace, IBC and UK; along with other costs associated with the realignment of strategy, have been charged to the operating results for Fiscal 2001. The major components of the charges were a write-down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $832,000 related to severance payments for approximately 20 terminated employees, $831,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace and its data center.

           At March 31, 2002, the remaining accrual for restructuring costs was $560,000 for lease commitments. At this time, the remaining accrual appears to be adequate.

INTEREST EXPENSE, NET

           Interest expense for Fiscal 2002 was $451,000. Interest expense for Fiscal 2001 was $601,000, offset by interest income of $75,000 for a net interest expense of $526,000. The decrease in net interest expense was due to $287,000 of non-cash interest charges related to the issuance of warrants for convertible debt financing in Fiscal 2001 offset by increased borrowings through the convertible debt financing.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 2002, INSCI had $412,000 of cash and working capital deficit of $6.2 million in comparison to $460,000 of cash and working capital deficit of $6.9 million at March 31, 2001. Accounts receivable were $1.3 million as of March 31, 2002 compared to receivables of $1.5 million as of March 31, 2001.

INSCI's cash flows are summarized below for the fiscal years indicated (in thousands):

                                                      2002       2001
                                                      ----       ----
Cash (used in) provided by
       Operating activities                          $  (556)   $(5,629)
       Investing activities                                8      2,512
       Financing activities                              500      1,666
                                                     -------    -------

           (Decrease) in cash and cash equivalents   $   (48)   $(1,451)
                                                     =======    =======

Cash and cash equivalents at end of year             $   412    $   460
                                                     =======    =======

           During November 2000, we closed $2.0 million of subordinated convertible debt ("Convertible Debt") financing with Selway, an affiliate, and CIP (the "Investors"). The Convertible Debt is convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per Series A Preferred share. The Series A Preferred is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Convertible Debt bears interest at prime plus 2.5 percent payable in cash or in additional shares of Series A Preferred, at the option of the Investors, and is secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. As part of the financing, the Investors have also been granted warrants to purchase approximately 462,000 Series A Preferred stock at $1.44 per share. Selway was also issued warrants to purchase 200,000 shares of common stock at $0.72 per share for services rendered in connection with the financing transaction. In addition Selway Management, Inc., an affiliate of Selway, entered into a $20,000 per month management consulting agreement for a term of three years with INSCI. The management fee is payable in either cash or shares of INSCI common stock at INSCI's option. The management agreement was amended in June 2001 whereby the monthly fee was reduced to $15,000 per month. This financing may result in dilution to INSCI's stockholders. The Convertible Debt has a number of nonfinancial covenant requirements such as certain registration rights and the obligation of the Company to obtain shareholder approval for the issuance of shares resulting from the conversion of the Convertible Debt and warrants. The Company has not complied with these covenants and may be deemed in default. As of the date of these financial statements, the Investors have not declared a default but there can be no assurance that the Company will not be declared in default in the future. In the event a default was declared that was uncured, the Investors could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. Accordingly, the Company has classified the principal as current in the accompanying consolidated balance sheet.

           On March 8, 2001, we entered into a receivable financing arrangement with Prestige, which replaced a $1.5 million receivable financing arrangement with Silicon Valley Bank. INSCI agreed to sell certain accounts receivable to Prestige subject to limited recourse at a discount fee of up to 10% depending upon the length of time Prestige holds the receivable before collection. INSCI receives 75% of the face value of the receivable upon purchase by Prestige. At March 31, 2002, the balance of advances due to Prestige totaled $49,000 on receivables of $65,000. The cash proceeds from this financing arrangement were used to fund operations. During the year ended March 31, 2002, INSCI recorded $102,000 of discounts taken by Prestige as interest expense in the accompanying consolidated statements of operations.

           As of June 21, 2001, we entered into a subordinated convertible debt facility of up to $700,000 with Selway. We received gross proceeds of $250,000 from the financing in June 2001 and have drawn down an additional $280,000. INSCI can draw on the remainder of the facility, at the discretion of Selway, and upon attaining certain operating milestones. The convertible debt bears an annual interest rate of 13 percent payable in cash or in additional debentures and is convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share which are convertible into shares of common stock of the Company as defined in the agreement. The convertible debt is secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest are payable at the earlier of June 15, 2002 or upon demand by Selway. An amendment to this agreement has extended the maturity date of the Debentures to September 1, 2002. The Series B Preferred has liquidation preferences, which are pari passu with other pre-existing shares of preferred stock.

           In May 2002, we entered into a new receivable financing arrangement with Benefactor Funding Corp ("Benefactor"), whereas Benefactor agreed to finance all eligible accounts receivable of the Company on a secured basis. Pursuant to the terms of the agreement, the Company will receive 80% of the factored receivables and be charged a commission of 2.25% of the factored invoice. The factoring agreement is secured by the Company's assets and accounts receivable.

           We have a deficiency in our financial statements in that we have $8.0 million in liabilities and $2.2 million in assets. This deficiency, unless remedied, can result in us not being able to continue our business operations. We believe that our current business plan, if successfully implemented, may provide the opportunity for the Company to continue as a going concern. However, in the event that satisfactory arrangements cannot be made with creditors, we may be required to seek protection under the Federal Bankruptcy law.

           There can be no assurance, assuming that INSCI successfully raises additional funds or enters into a business alliance, that it will continue to maintain profitability or achieve positive cash flow. If additional funds from such activities are not available, we will be required to significantly modify the implementation and execution of our business plan and may not be able to continue as a going concern or may be required to seek protection under the Federal Bankruptcy law.

"FORWARD-LOOKING" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

           This Annual Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of INSCI and its management. These statements are based upon a number of assumptions and estimates, which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to our ability to achieve or maintain growth or profitability, our ability to execute our business strategy successfully, our ability to obtain financing and to pay off our existing liabilities and fund our working capital needs, our relationship with our existing lenders, our relationship with our customers and suppliers, increased competition, possible system failures and rapid changes in technology and other factors discussed in this Annual Report and in our other filings with the Securities and Exchange Commission.

ITEM 7.              FINANCIAL STATEMENTS

           The information required by this Item is incorporated by reference to the Table of Contents to Consolidated Financial Statements and appears on page F-1 hereof. The Report of Arthur Andersen LLP for the fiscal year ended March 31, 2001 has not been reissued by Arthur Andersen LLP and this filing includes unaudited statements because the registrant elected not to engage Arthur Andersen LLP to audit its financial statements for the fiscal year ended March 31, 2002.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURES

              On May 20, 2002, by a resolution of its Board of Directors, the Company resolved to change auditing firms and dismissed Arthur Andersen LLP ("Andersen") and retained Goldstein and Morris Certified Public Accountants. The report of Andersen on the Company's financial statements for the 2001 fiscal year contained an emphasis of matter paragraph regarding the Company's ability to continue as a going concern, however did not contain a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The prior fiscal year did not contain an adverse or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the Company's former accounting firm in any matter of accounting principles, practices, financial statement disclosures or auditing scope or procedures in connection with audits by the Company's former accounting firm for the two most recent fiscal years, or in any subsequent interim period preceding such change of accounting firms.


                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The information required by this item will be included in our Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2002 under the captions "Election of Directors" and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 10.   EXECUTIVE COMPENSATION

           The information required by this item will be included in our Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2002 under the captions "Summary Annual Compensation Table", "Option Grants during Fiscal Year 2002", "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" and "Remuneration of Non-Management Directors" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

           The information required by this item will be included in our Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2002 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item will be included in our Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2002 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

REPORTS:       A Current Report of Form 8-K was filed by the Company on May 31,
2002 dated May 17, 2002 which reported the Company entering into a new financing agreement with Benefactor Funding Corp. whereby all eligible domestic receivables will be financed on a secured basis.

                          A Current Report of Form 8-K was filed by the Company
on May 24, 2002 dated May 20, 2002 which reported a change in the Company's certifying accountants from Arthur Andersen LLP to Goldstein and Morris Certified Public Accountants.

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


Dated July 15, 2002

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


    SIGNATURE                         TITLE                            DATE

/S/ HENRY F. NELSON          Chief Executive Officer, President,   July 15, 2002
-------------------          Chief Financial Officer and Director
Henry F. Nelson

/S/ YARON I. EITAN           Director                              July 15, 2002
------------------
Yaron I. Eitan

/S/ DEREK W. DUNAWAY         Director                              July 15, 2002
--------------------
Derek W. Dunaway

/S/ FRANCIS X. MURPHY        Director                              July 15, 2002
---------------------
Francis X. Murphy

/S/ MITCHELL KLEIN           Director                              July 15, 2002
------------------
Mitchell Klein

                                   INSCI CORP.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS



Yaron I. Eitan (1,2)
     Chairman of the Board

Henry F. Nelson
    Chief Executive Officer, President & Chief Financial Officer

Derek Dunaway (1)

Francis X. Murphy (2)

Mitchell Klein




(1) Member of the Audit Committee
(2) Member of the Compensation Committee



                                EXECUTIVE OFFICER

Henry F. Nelson
    Chief Executive Officer, President & Chief Financial Officer







AUDITORS:                                TRANSFER AGENT:

Goldstein and Morris                     First Union National Bank
36 West 44th Street                      1525 West W. T. Harris Blvd. - 3C3
New York, NY 10036                       Charlotte, NC  28288

INDEX OF EXHIBITS

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below (footnote explanations are at end of Index):

Sequential
PAGE NUMBER

EXHIBIT NO.        DESCRIPTION OF EXHIBIT

   3.1    Certificate of Incorporation of the Company.
   3.2    Bylaws of the Company.
   3.3 Amendment to Certificate of Incorporation of the Company Creating Preferred Stock.
   3.4    Certificate of Amendment to the Certificate of Incorporation.
   3.5 Certificate of Amendment to Certificate of Incorporation changing the Company name to insci-statements.com, corp.
   3.6 Certificate of Amendment to Certificate of Incorporation changing the Company name to INSCI Corp.
   3.7 Certificate of Amendment to Certificate of Incorporation increasing authorized number of Common Stock.
   4.1 Rights agreement dated April 4, 2000 between the Company and the Rights Agent.
   10.1   1992 Stock Option Plan.
   10.2   1992 Directors Option Plan.
   10.3   1992 Advisory Committee Plan.
   10.4 Accounts Financing Agreement between the Registrant and Congress Financial Corporation, and related documents.
   10.5   Form of 1991 Option.
   10.6   Form of 1992 Warrants.
   10.7   Form of 1992 Convertible Subordinated Note.
   10.8   Form of 1992 Contingent Warrants.
   10.9   Form of 1993 Warrant3/4Version A.
   10.10  Form of 1993 Release Agreement.
   10.11  Form of Management Agreement between the Registrant and Imtech.
   10.12  Form of Tax Sharing Agreement between the Registrant and Imtech.
   10.13  Form of Indemnification Agreement with the Registrant's Directors.
   10.14 Marketing Associate Solution Alliance Agreement between UNISYS Corporation and Registrant.
   10.16  Data General Value Added Reseller Discount Purchase Agreement.
   10.17  Data General Optical Systems and Software Agreement.
   10.18  Distribution Agreement between Fiserv CIR, Inc. and Registrant.
   10.19 Lease Agreement relating to the Company's White Plains, New York headquarters.
   10.20  Forms of Customer License Agreements used by the Company.
   10.21  Forms of Employee Confidentiality Agreements used by the Company.
   10.22 Nondisclosure and Noncompetition Agreement between the Registrant, Imtech and Mason Grigsby.
   10.23  Form of 1993 Warrant - Version B.
   10.24  Employment Agreement between the Company and John L. Gillis.
   10.25  Employment Agreement between the Company and Kris Canekeratne.
   10.26  Form of 1993 Exchange Agreement and Investor Suitability
          Representations.
   10.27  Form of 1993 Conversion Agreement.
   10.28  Waivers by Congress Financial Corporation.
   10.29  Form of Investor's Warrant Agreement.
   10.30  Form of Representative's Warrant Agreement.
   10.31 License Agreement between Bull HN Information Systems, Inc. and Registrant.
   10.33  Loan Agreement between BNY Financial Corporation and Registrant.
   10.34 Preferred Stock Subscription Agreement between the Company and Imtech relating to Preferred Stock.

   10.35 Business Partner Agreement between International Business Machines Corporation and Registrant.
   10.36  Waiver by BNY Financial Corporation.
   10.37 Stock Escrow Agreement between Registrant, Imtech and First Union National Bank of North Carolina (as Escrow Agent)
   10.39  Promissory Note to the Company from John L. Gillis and Sandra Gillis.
   10.40 Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
   10.41 Amendment to Loan Agreement between BNY Financial Corporation and Registrant.
   10.42 Lease agreement relating to the Company's Westborough, MA headquarters.
   10.43  Employment agreement with Jack Steinkrauss.
   10.44  First amendment to employment agreement with John Gillis.
   10.45  First amendment to employment agreement with Kris Canekeratne.
   10.46  Agreement for system purchase by The Northern Trust Company.
   10.47  Preferred stock conversion agreement.
   10.48  Technology and Reseller Agreement with Elixir Technologies, Inc.
   10.49 Private Placement Term Sheet and Exhibits for offering of 90-Day 10% Subordinated Notes. Repayable in Cash or in Shares of the Company's Proposed 10% Convertible Preferred Stock.
   10.50  First Amendment to Private Placement Term Sheet and Exhibits.
   10.51  Employment agreement with Edward J. Prince.
   10.52 Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
   10.53  Employment Contract with George Trigilio, Jr.
   10.54  Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
   10.55  Warrant Exchange Agreement with Norcross & Company
   10.56  Asset Purchase Agreement between the Company and Courtland Group, Inc.
   10.57  10% Convertible Preferred Stock Private Placement Term Sheet and
          Exhibits
   10.58  Unit Private Placement Term Sheet and Exhibits
   10.59  Credit Line Agreement between the Company and Silicon Valley Bank
   10.60  Amendment to Employment Agreement with E. Ted Prince, CEO
   10.61 Acquisition Agreement between The Internet Broadcasting Company, Inc. and insci- statements.com, corp.
   10.62 Regulation D Share Purchase Agreement, Form of Warrant and Registration Agreement with The Tail Wind Fund, Ltd.
   10.63 Investment Agreement dated November 28, 2000 by and between the Company, Selway and CIP.
   10.64  Employment Agreement with Lori Frank.
   10.65 Asset Purchase Agreement between Lognet Systems Ltd, Lognet 2000, Inc., Paynet Electronic Billing Ltd. and insci-statements.com, corp.
   10.66 Purchase and Sale Agreement between Prestige Capital Corporation and insci-statements.com Corp.
   10.67 Participation Agreement between Prestige Capital Corporation and Selway Partners, LLC.
   10.68  Employment Agreement with Henry F. Nelson
   10.69 Investment Agreement as of June 21, 2001 between Selway Partners, LLC, Selway Management, Inc. and insci-statements.com,corp.
   10.70 Amendment No. 1 to Management Agreement between insci-statements.com,corp. and Selway Management, Inc.
   10.71 Factoring and Security Agreement between INSCI Corp. and Benefactor Funding Corp.
   13.1   Form 10-QSB for the quarter ended June 30, 2001
   13.2   Form 10-QSB for the quarter ended September 30, 2001
   13.3   Form 10-QSB for the quarter ended December 31, 2001
   16.1   Letter regarding change in certifying accountants
   16.2   Arthur Andersen LLP letter regarding change in certifying accountants.
   21.1   Subsidiaries of the Company

----------------------------------

Unless otherwise noted, the exhibit is incorporated by reference with a prior filing.

THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS AS A RESULT OF THE ISSUER'S ELECTION NOT TO HAVE ARTHUR ANDERSEN LLP ISSUE A MANUALLY SIGNED REPORT WITH RESPECT TO THE WITHIN FINANCIAL STATEMENTS FOR THE YEAR ENDED MARCH 31, 2002.


THE COMPANY HAS RETAINED NEW AUDITORS AND EXPECTS TO PROVIDE AUDITED FINANCIAL STATEMENTS ON OR ABOUT AUGUST 20, 2002.


NO AUDITOR OPINED THAT THE UNAUDITED FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS, CASH FLOWS AND THE CHANGES IN SHAREHOLDERS' DEFICIT OF THE COMPANY FOR THE YEAR ENDED MARCH 31, 2002 IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED FINANCIAL STATEMENTS
                                                                          PAGE

Report of Independent Public Accountants                                   F-3

Consolidated Balance Sheet as of March 31, 2002                            F-4

Consolidated Statements of Operations for the Years Ended
           March 31, 2002 and 2001                                         F-5

Consolidated Statements of Stockholders' Equity (Deficit)
           for the Years Ended March 31, 2002 and 2001                     F-6

Consolidated Statements of Cash Flows for the Years Ended
           March 31, 2002 and 2001                                         F-7

Notes to Consolidated Financial Statements                                 F-9

    THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT.
            THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.
    THIS REPORT REFERS TO THE YEAR ENDED MARCH 31, 2000, WHICH, IN ACCORDANCE
             WITH SEC REQUIREMENTS IS NOT PRESENTED IN THIS FILING.






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


                                                       /s/ Arthur Andersen LLP
                                                       -----------------------



Boston, Massachusetts
June 13, 2001, (except with respect
to the matter discussed in Notes 1 and 15, as to which the date is June 27, 2001)



                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


ASSETS
Current assets:
      Cash and cash equivalents                                               $    412
      Accounts receivable, net of allowance for
          doubtful accounts of $100                                              1,269
      Prepaid expenses and other current assets                                    126
                                                                              --------
          Total current assets                                                   1,807
Property and equipment, net                                                        257
Other assets                                                                       175
                                                                              --------

Total assets                                                                  $  2,239
                                                                              ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                   $  3,486
      Note payable, Bank                                                           304
      Deferred revenue                                                           1,483
      Convertible debt                                                           2,720
                                                                              --------
          Total current liabilities                                              7,993
                                                                              --------
Commitments and contingencies (Note 10)
Series A Convertible Redeemable Preferred Stock, $.01 par value,
         authorized 4,308 shares: issued none                                      --
Series B Convertible Redeemable Preferred Stock, $.01 par value,
         authorized 100 shares: issued none                                        --
Stockholders' deficit:
      Convertible preferred stock, $.01 par value, authorized 5,692 shares:
         8% Convertible redeemable preferred stock, 80 shares issued and
             outstanding, no liquidation preference                                  1
      Common stock, $.01 par value, authorized 185,000 shares: issued and
         outstanding 52,647 shares                                                 526
      Additional paid-in capital                                                47,019
      Accumulated deficit                                                      (53,300)
                                                                              --------
          Total stockholders' deficit                                           (5,754)
                                                                              --------
Total liabilities and stockholders' deficit                                   $  2,239
                                                                              ========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2002 AND 2001
                    (in thousands, except per share amounts)

                                                            2002         2001
                                                        (Unaudited)
                                                        -----------    --------

Revenue
      Product                                             $  2,799     $  4,043
      Services                                               5,684        5,972
                                                          --------     --------
         Total revenue                                       8,483       10,015
                                                          --------     --------

Cost of revenue
      Product                                                  133        1,040
      Services                                               1,688        3,124
                                                          --------     --------
          Total cost of revenue                              1,821        4,164
                                                          --------     --------

Gross profit                                                 6,662        5,851
                                                          --------     --------

Expenses
      Sales and marketing                                    2,019        3,240
      Product development                                    1,727        5,751
      General and administrative                             2,097        4,939
      Restructuring and other charges                         --          8,916
                                                          --------     --------
                                                             5,843       22,846
                                                          --------     --------

Operating income (loss)                                        819      (16,995)

Interest expense, net                                         (451)        (526)
                                                          --------     --------

Net income (loss)                                         $    368     $(17,521)
                                                          ========     ========



Basic and diluted earnings (loss) per common share        $  0.004     $ (1.162)
                                                          ========     ========

Weighted average common shares outstanding                  35,205       15,319
                                                          ========     ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                   INSCI CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED MARCH 31, 2002 (UNAUDITED) AND 2001
                    (in thousands, except per share amounts)


                                                                                   Additional    Deferred     Accum-
                                          Preferred Stock         Common Stock      Paid-in      Compen       ulated
                                          Shares   Amount       Shares     Amount   Capital     -sation      Deficit      Total
                                          ------   ------       ------     ------   -------     -------      -------      -----
BALANCE, MARCH 31, 2000                    944    $      9      12,915   $    129   $ 38,656    $   (938)   $(35,657)   $  2,199

8% preferred stock conversion to
   common stock                           (310)         (3)        337          3       --          --          --          --
8% preferred stock issued as
   dividend on 8% preferred stock          227           2        --         --          205        --          (207)        --
8% preferred stock dividend paid          --          --          --         --         --          --           (70)        (70)
Stock options issued for services         --          --          --         --         (118)       --          --          (118)
Reversal of deferred compensation         --          --          --         --         (938)        938        --          --
Common stock issued for services          --          --           170          2        111        --          --           113
Common stock issued for
   software rights                        --          --            40          1        132        --          --           133
Exercise of common stock options          --          --           106          1        159        --          --           160
Common stock issued for
   acquisition of Lognet 2000, Inc.       --          --         2,500         25      8,413        --          --         8,438
Common stock warrants issued
   for services                           --          --          --         --          235        --          --           235
Series A preferred warrants issued
   to investors                           --          --          --         --          180        --          --           180
Beneficial conversion feature on
   convertible debt                       --          --          --         --          107        --          --           107
Net loss                                  --          --          --         --         --          --       (17,521)    (17,521)
                                      --------    --------    --------   --------   --------    --------    --------    --------

BALANCE, MARCH 31, 2001                    861           8      16,068        161     47,142        --       (53,455)     (6,144)

8% preferred stock conversion to
   common stock                         (1,893)        (18)     36,131        361       (343)       --          --          --
8% preferred stock issued as
   dividend on 8% preferred stock        1,112          11        --         --          202        --          (213)       --
Common stock issued for services-         --          --           448           4        18        --          --            22
Net income -                              --          --          --         --         --          --           368         368
                                      --------    --------    --------   --------   --------    --------    --------    --------

BALANCE, MARCH 31, 2002                     80    $      1      52,647   $    526   $ 47,019    $   --      $(53,300)   $ (5,754)
                                      ========    ========    ========   ========   ========    ========    ========    ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2002 AND 2001
                    (in thousands, except per share amounts)

                                                                             2002         2001  *
                                                                           (Unaudited)
Cash flows from operating activities:
      Net income (loss)                                                     $    368    $(17,521)

     Reconciliation of net loss to net cash used in operating activities:
          Depreciation and amortization                                          294         691
          Noncash restructuring  and other charges                              --         7,045
          Amortization of other assets                                          --           921
          Stock options and warrants issued for services and expenses           --           375
          Stock issued for services                                               22         113
          Changes in assets and liabilities:
               Accounts receivable                                               193       1,226
               Prepaid expenses and other current assets                          36         (44)
               Other assets                                                       60         259
               Accounts payable and accrued expenses                          (1,491)        931
               Deferred revenue                                                  (38)        375
                                                                            --------    --------

Net cash used in operating activities                                           (556)     (5,629)
                                                                            --------    --------

Cash flows from investing activities:
               Capital expenditures                                              (11)       (468)
               Proceeds from sale of fixed assets                                 19        --
               Net proceeds from sale of Lognet assets                          --           135
               Cash acquired upon purchase of Lognet, net of
                    acquisition costs                                           --         2,845
                                                                            --------    --------

Net cash provided by investing activities                                          8       2,512
                                                                            --------    --------

Cash flows from financing activities:
               Net (repayments) proceeds on short-term debt                     (220)       (424)
               Proceeds from (repayments of) convertible debt                    720       2,000
               Payment of dividend on 8% preferred stock                        --           (70)
               Proceeds from exercise of options and warrants                   --           160
                                                                            --------    --------

Net cash provided by financing activities                                        500       1,666
                                                                            --------    --------

Decrease in cash and cash equivalents                                            (48)     (1,451)
Cash and cash equivalents, beginning of year                                     460       1,911
                                                                            --------    --------
Cash and cash equivalents, end of year                                      $    412    $    460

                                                                            ========    ========
Supplemental disclosure of cash flow information

Cash paid for interest                                                      $    142    $    601
                                                                            ========    ========



* Reclassified for comparative purposes.


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)



SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

      During fiscal 2002 and 2001, the Company issued 36,131,105 and 337,082 shares, respectively, of its common stock for the conversion of its preferred stocks.

      During fiscal 2002 and 2001, the Company issued 1,111,387 and 227,127 shares, respectively, of its 8% convertible redeemable preferred stock in payment of the dividends due on this stock.

      During fiscal 2001, the Company issued 2,500,000 shares of its common stock valued at $8.4 million to acquire all of the common shares of Lognet 2000, Inc. and assumed liabilities in the amount of $488,000.

      During fiscal 2001, the Company acquired software program rights in exchange for 40,000 shares of its Common Stock.

      During fiscal 2001, the Company issued 461,540 and 557,268 warrants to purchase Series A convertible redeemable preferred stock and common stock, respectively. These warrants were valued at $180,000 and $235,000, respectively.

      During fiscal 2001, the Company sold certain assets of Lognet to Paynet for $175,000 in net cash and noncash consideration consisting of a 20% equity interest in Paynet and future royalties.

      During fiscal 2001, the Company acquired property and equipment under capital leases with a value of $26,000.







                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

           INSCI Corp., formerly known as insci-statements.com, corp. ("INSCI") develops and provides software for electronic document distribution, storage and presentment.

           The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The company, however, has sustained operating losses in prior years and has a working capital deficit and an accumulated deficit as of March 31, 2002, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations, its ability to settle claims from creditors as well as the achievement and maintenance of a level of profitable operations. Management believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

      BASIS OF CONSOLIDATION

            The consolidated financial statements include the accounts of INSCI Corp. and all wholly-owned subsidiaries (the "Company" or "INSCI"). All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

           The accompanying consolidated financial statements give effect to INSCI's acquisition of Lognet 2000, Inc. ("Lognet") on May 24, 2000, which has been accounted for by the purchase method of accounting. Accordingly, operating results and cash flows for Fiscal 2001 include the results of Lognet subsequent to the date of acquisition.

           The accompanying financial statements also include the operations of INSCI and its wholly owned subsidiaries, InfiniteSpace.com, Corp. ("InfiniteSpace") located in Westborough, Massachusetts, Internet Broadcasting Company, Inc. located in Pompano Beach, Florida and INSCI (UK) Limited, a product development center located in the United Kingdom. These subsidiaries are no longer active and their operations ceased during the fiscal year ended March 31, 2001.

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

      REVENUE RECOGNITION AND DEFERRED REVENUES

      PRODUCT REVENUES FROM SALE OF SOFTWARE LICENSES.

           INSCI recognizes product revenues from the sale of software licenses in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," Statement of Position No. 97-2, "Software Revenue Recognition," and SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition With Respect to Certain Transactions." For software license sales for which any services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the license element, the Company uses the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP No. 98-9, the fair value of all undelivered elements such as post contract customer support or other services is deferred and subsequently recognized as the services are performed, with the difference between the total arrangement fee and the amount allocated for the undelivered elements being allocated to the delivered element.

      SERVICE REVENUES

           Service revenues include revenue from software maintenance contracts and systems integration and training revenue. Software maintenance revenue is recognized ratably over the contract period, generally one year. Systems integration and training revenue is recognized when there are no significant remaining obligations and upon acceptance by the customer of the completed project where the contract is of a short duration for a fixed price. Systems integration and training revenues provided to customers on a time and materials basis are recognized as the related services are performed.

           Advance payments required from customers under contractual agreements that have not been fulfilled are classified as customer deposits, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

      DEFERRED REVENUES

           Deferred revenues represent (1) payments received from customers for software licenses, services and maintenance in advance of performing services and (2) amounts deferred in accordance with SOP No. 97-2 and SAB No. 101.

      PRODUCT DEVELOPMENT

           Product development includes all research and development expenses and software development costs. The Company expenses all research and development expenses as incurred. All software development costs associated with establishing technological feasibility, which we define as completion of beta testing, are expensed. Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, no software development costs are capitalized in the accompanying consolidated financial statements.

      CASH AND CASH EQUIVALENTS

           Cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

      ACQUISITIONS

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

           The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation was based on the Company's estimates of respective fair values. The components of the purchase price and allocation are as follows:

2,500,000 restricted shares of INSCI common stock                       $ 8,438
Debt assumed                                                                488
Acquisition costs                                                           216
                                                                        -------

    Total consideration and acquisition costs                           $ 9,142
                                                                        =======

Allocation of purchase price:
    Current assets                                                      $ 3,319
    Property and equipment                                                  172
    Other assets                                                            140
    Goodwill                                                              6,257
    Current liabilities                                                    (522)
    Other liabilities                                                      (224)
                                                                        -------

    Total                                                               $ 9,142
                                                                        =======

           The excess of consideration paid over the fair market value of net assets (goodwill) was being amortized over 10 years. During Fiscal 2001, the Company wrote off the unamortized goodwill balance of approximately $6.0 million due to management's decision to sell Lognet's assets and the Company's change in strategic direction. This charge was included in restructuring and other charges in Fiscal 2001.

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

Furniture and fixtures         ...................................     5-7 years
Equipment                      ...................................     3-5 years
Software                       ...................................   1.5-3 years
Leasehold improvements         ................................... Life of lease

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

      EARNINGS (LOSS) PER COMMON SHARE

           Basic earnings (loss) per common share was computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the year ended March 31, 2002, approximately 10.0 million shares from stock options, warrants and convertible securities were excluded because their exercise price exceeds market value and approximately 10.3 million shares from convertible preferred stock are not included due to their anti-dilutive effect. For the year ended March 31, 2001, 11.0 million stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.

      CONCENTRATIONS OF CREDIT RISK

           Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. INSCI maintains its cash balances primarily in one financial institution. The Company's cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2002, the uninsured amounts held were approximately $300,000. INSCI has not experienced any losses on these investments to date.

           INSCI has not experienced significant losses relating to collection of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers. As of March 31, 2002, the Company has greater than 10% of the outstanding accounts receivable concentrated with two individual customers (see Note 13).

      IMPAIRMENT OF LONG-LIVED ASSETS

           The Company follows SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. No write-downs have been required for the year ended March 31, 2002.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

           The Company's financial instruments, which include cash and cash equivalents, trade receivables, convertible debentures and accounts payable, approximate fair value due to the short-term nature of these assets and liabilities.

      ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

           SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB Opinion No. 25 and make the required pro forma disclosures for compensation. Stock options and warrants granted to nonemployees are valued using the Black-Scholes option pricing model.

      RECENTLY ISSUED ACCOUNTING STANDARDS

           In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended by SFAS No. 137, was adopted by the Company on July 1, 2000. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The adoption of this statement does not impact the Company's historical financial statements, as the Company currently does not use derivative instruments.

           In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. In fiscal 2002 the Company adopted this statement which did not impact the consolidated results of operations, financial position or cash flows.

           In June 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations" ("SFAS 143"). SFAS 143 established accounting standards for recognition and measurement of a liability for the cost of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets. The Company is required to adopt this statement no later than January 1, 2003 and does not expect it to have a material impact on its consolidated financial statements.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Company adopted this statement on April 1, 2002 with no material impact on our consolidated financial statements.

           In November 2001, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. This issue is to be applied retroactively in the first fiscal quarter beginning after December 15, 2001. The Company has not yet finalized its evaluation of the effects of this consensus on its consolidated financial statements; however, it does not expect this consensus to have a material impact on its financial statements.


NOTE 3 - PROPERTY AND EQUIPMENT

           Property and equipment at March 31, 2002, including equipment acquired under capital leases, consist of the following (in thousands):


Furniture and fixtures                                   $ 42
Equipment                                                 445
Software                                                  222
Leasehold improvements                                     57
                                                         ----
                                                          766
Less accumulated depreciation and amortization            509
                                                         ----
                                                         $257
                                                         ====

Depreciation and amortization expense was $294,000 and $691,000 for fiscal years 2002 and 2001, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

           (1) INSCI engaged Emerging Technology Ventures, Inc. ("ETVI") to manage acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), President of ETVI, is also a director of INSCI. ETVI was paid a monthly retainer of $6,000 through December 2000. For completed transactions ETVI received a commission, which was offset against cumulative retainer fees paid. The arrangement with ETVI also provided that ETVI would receive 2% of the revenues generated from these alliances. Additionally, during Fiscal 2001, ETVI earned fees of $168,750 related to the acquisition of Lognet 2000, Inc. At March 31, 2002, approximately $96,000 remained as an outstanding liability, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

           (2) INSCI entered into an agreement with Technology Providers (Ltd. of Sri Lanka and Incorporated of USA) ("TPL") under which TPL would provide computer programming services for certain software products under development and for selected customer application projects. Services rendered by TPL totaled $919,000 in Fiscal 2001. TPL is owned by family members of Mr. Krishan A. Canekeratne, a former Senior Vice President of Development for the Company, who resigned in fiscal 1999. Mr. Canekeratne had no direct ownership interest in TPL during his employment with INSCI. In the opinion of management, the fees paid under this agreement are at fair market value rates. This arrangement was terminated during fiscal 2001. Amounts due to TPL approximated $85,000 at March 31, 2002, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

           (3) INSCI entered into a Management Consulting Agreement for a term of three years with Selway Management, Inc., an affiliate of Selway. In April 2001 and during Fiscal 2001, $20,000 and $100,000, respectively, in management fees payable under this agreement were satisfied by the issuance of 60,953 and 164,385 shares, respectively, of the Company's common stock to Selway. The agreement was revised effective May 1, 2001. Management fees totaling $165,000 in Fiscal 2002 were paid by issuance of convertible debentures. Selway is an affiliate of INSCI in that two of INSCI's five board of directors' members are affiliated with Selway.

NOTE 5 - NOTE PAYABLE, BANK

           The note payable's extended maturity date is October 1, 2002. The note requires monthly principal payments of $10,000 plus interest at 2% over prime, with a minimum rate of 9% per annum. The note was satisfied in May 2002 from the proceeds from a factoring agreement. Pursuant to the terms of the agreement, the Company will receive 80% of the factored receivables and be charged a commission of 2.25% of the factored invoice. The factoring agreement is secured by the Company's assets and accounts receivable.

NOTE 6 - CONVERTIBLE DEBT

           During November 2000, INSCI closed $2.0 million of subordinated convertible debt financing ("Convertible Debt") with Totowa, New Jersey-based Selway Partners, LLC and CIP Capital L.P. of Wayne, Pennsylvania (the "Investors"). Selway is a technology holding company engaged in building technology-oriented companies. CIP Capital is a venture capital firm that specializes in early and mid-stage technology companies. Both Selway and CIP were existing INSCI shareholders.

           The Convertible Debt is convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per share. The Series A Preferred is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Convertible Debt bears interest at prime plus 2 1/2 percent payable in cash or in additional shares of Series A Preferred, at the option of the Investors, and is secured by a subordinated lien on all of INSCI's assets. Unless previously converted into shares of Series A Preferred, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. At the date of issuance, the Convertible Debt contained a beneficial conversion feature of approximately $107,000, which was recorded as interest expense.

           As part of the financing, the Investors have also been granted warrants to purchase 461,540 shares of Series A Preferred at an exercise price of $1.44 per share. The Series A Preferred is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The warrants are immediately exercisable and expire in November 2002. The Company has valued these warrants using the Black-Scholes option pricing model, using volatility and expected life assumptions of 60% and two years, respectively. The fair value of approximately $180,000 was recorded as interest expense in the accompanying consolidated statements of operations.

           Selway was also issued warrants to purchase 200,000 shares of Common Stock at $.72 per share for services rendered in connection with the financing transaction. The warrants are immediately exercisable and expire in November 2003. The Company has valued these warrants using the Black-Scholes option pricing model, using volatility and expected life assumptions of 60% and three years, respectively. The fair value of approximately $69,000 was recorded in general and administrative expense in the accompanying consolidated statements of operations.

           During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway, an affiliate of the Company. The Agreement provides up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). The Company has received $570,000 through Fiscal 2002. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share which are convertible into shares of common stock of the Company, as defined in the agreement. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder. An amendment to the Agreement extends the maturity date of the Debentures to September 1, 2002.

           The independent members of the Board of Directors of the Company authorized the Agreement, and the two Selway-designated Directors did not negotiate the terms of the agreement or participate in the vote by the Company's Board to proceed with the transaction.

           In connection with the Agreement, the Company amended its Management Agreement with Selway. The amended management agreement reduced the monthly management fee from $20,000 per month to $15,000 per month. The monthly management fee is payable at the option of Selway in either cash or additional subordinated convertible debentures ("Management Debentures"). During Fiscal 2002, the Company satisfied $150,000 of management fees by the issuance of Management Debentures to Selway. The Management Debentures have terms similar to the Debentures except for the Series B Preference Amount. The Management Debentures do not reduce the total amount available to the Company under the Agreement.

           The Convertible Debt has a number of covenant requirements and also contains certain registration rights. The Company has not complied with some of these covenants and may be deemed in default. As of the date of these financial statements, the Investors have not declared a default, but Selway has not waived its rights, and there can be no assurance that the Company will not be declared in default in the future. In the event a default was declared which was uncured, the Investors could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. In the event of a default, the entire $2,720,000 of convertible debt will be in default as to the terms of the agreement. Accordingly, the Company has classified the principal as current in the accompanying consolidated balance sheet.

NOTE 7 - INCOME TAXES

           For the year ended March 31, 2002, Federal and State income taxes of $115,000 and $33,000, respectively, were offset by net operating loss carryforwards. At March 31, 2002, INSCI has net operating loss ("NOL") carryforwards of approximately $31,550,000, which expire in various years through 2021, available to offset future taxable income. At March 31, 2002, INSCI had a deferred tax asset amounting to approximately $12,620,000. The deferred tax asset consists primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

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

NOTE 8- PREFERRED STOCK

      SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

           In connection with the November 2000 subordinated convertible debt financing, the Company's Board of Directors created the Series A Preferred consisting of 4,307,693 shares of which none have been issued as of the date of these financial statements. The Series A Preferred contain limited anti-dilution protection and adjustment rights granted to each share. Each share of Series A Preferred is convertible, at the option of the holder, into two shares of Common Stock, subject to adjustment as defined. Dividends accrue on a cumulative basis at an annual floating rate equal to prime rate plus 2.5 % payable in additional shares of Series A Preferred issued at a price of $1.30 per share, subject to adjustment as defined. The Series A Preferred will also share pari passu on an as converted basis in any dividends declared on the Company's Common Stock. Each share of Series A Preferred shall be entitled to one vote for each share of Common Stock into which it is convertible. The Series A Preferred may be redeemed at any time after five years from date of issuance by the holders for cash at $1.30 per share (subject to adjustment as defined) plus an amount equal to the amount of all declared but unpaid dividends. In the event of any liquidation, dissolution or winding-up of the Company whether voluntary or involuntary subject to the rights of the holders of 8% Preferred Stock to be paid on a pari passu basis with the Series A Preferred, the holders of the Series A Preferred shall be entitled to an amount equal to $1.30 per share adjusted for any recapitalizations, stock combinations, stock splits and the like with respect to such shares,

      SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

           In connection with the June 2002 subordinated convertible debt financing, the Company's Board of Directors created the Series B Preferred consisting of 100,000 shares of which none have been issued as of the date of these financial statements. The Series B Preferred is convertible at the option of the holder into Common Stock at a conversion price equal to (i) such number of shares of Common Stock as represents the "Current Value Percentage" (as defined) of total issued and outstanding Common Stock as of the date of conversion, plus (ii) such additional shares of Common Stock issuable after the date of conversion as may be necessary to maintain such Current Value Percentage upon the conversion of the 8% Preferred Stock and the Series A Preferred, or exercise of other convertible instruments.

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

      8% CONVERTIBLE REDEEMABLE PREFERRED STOCK

           On November 11, 1996, INSCI issued 1,333,334 Units of a Regulation "D" Private Placement Offering of 8% Convertible Redeemable Preferred Stock (8% Preferred Stock). The 8% Convertible Redeemable Preferred Stock contained limited anti-dilution protection and adjustment rights granted to purchasers of the Units. Each share of 8% preferred stock was convertible, at the option of the holder, into 1.08 shares of common stock.

           Dividends could be paid in cash or 8% Preferred Stock at the Company's option. The 8% Preferred Stock payable as dividends was to be valued at the lessor of $3.75 or the average bid price for Common Stock for twenty consecutive trading days prior to the end of the quarter. In accordance with the terms of the 8% Preferred Stock, annual dividends on 8% Preferred Stock were automatically readjusted in 1998 to eleven percent per annum for the balance of the period that any 8% Preferred Stock is outstanding. During Fiscal 2002, the Company issued 1,111,387 shares of 8% Preferred Stock in lieu of cash dividends. During Fiscal 2001, the Company paid approximately $70,000 in cash dividends and issued 227,127 shares of 8% Preferred Stock in lieu of cash dividends.

           Shares of 8% Preferred Stock could be redeemed at the Company's option, upon thirty days prior written notice to all then holders of record of the 8% Preferred Stock, for cash at $3.75 per share of 8% Preferred Stock. On October 1, 2001, any outstanding 8% Preferred Stock automatically converted into shares of common stock at the lesser of $3.75 per share or the average bid price for the common stock for twenty consecutive trading days ending five business days prior to October 1, 2001.

           During the first half of Fiscal 2002 and during Fiscal 2001, shareholders of this Preferred Stock converted 37,630 preferred shares into 40,904 shares of Common Stock and 310,151 preferred shares into 337,082 shares of Common Stock, respectively.

           During the six months ended March 31, 2002, 1,855,037 shares of Preferred Stock were converted into 36,090,201 shares of Common Stock. The terms and conditions of INSCI's 1996 Unit Purchase Agreement (the "Unit Placement") required holders of 8% Preferred Stock to automatically convert the issued and outstanding shares of Preferred Stock into shares of INSCI's Common Stock. In compliance with the Unit Placement, INSCI determined that one share of Preferred Stock was convertible into 19.455 shares of Common Stock.

NOTE 9- STOCKHOLDERS' EQUITY

           (a) As of March 31, 2002, 52,647,799 shares of INSCI common stock were outstanding. As of March 31, 2001, 16,068,288 shares of INSCI common stock were outstanding. The increase in shares during Fiscal 2002 primarily resulted from the conversion of INSCI 8% preferred stock.

           (b) On December 17, 1999, INSCI entered into an equity transaction with The Tail Wind Fund, Ltd. ("Tail Wind"), wherein the Company received the sum of $2,185,000, net of issuance costs, as a result of the sale of 802,676 shares of Common Stock at $2.99 per share. Additionally, INSCI issued 280,936 Warrants to purchase 280,936 shares of Common Stock at $4.30 per share. The Warrants are exercisable for a period of five years. In January 2001, Tail Wind claimed that they are entitled to receive additional shares of Common Stock and a reduction in exercise price of the Common Stock Warrants due to antidilution provisions in the original agreement. During Fiscal 2002 an additional 387,482 common shares were issued to The Tail Wind Fund, Ltd. and the stock warrant price was reduced to $.25 per share.

           (c) On May 24, 2000, INSCI issued 2.5 million shares of its common stock to acquire all of the outstanding Common Stock of Lognet.

           (d) During Fiscal 2001, options were exercised to purchase 106,100 shares of Common Stock for $160,452.

           (e) During January 2001, INSCI entered into an agreement with Peregrine Asset Management, Inc. to have them provide certain investor relations services. The Company paid Peregrine the sum of $10,000 and granted them warrants to purchase 210,000 shares of INSCI common stock at $.72 per share with an expiration date of January 2006. These warrants are exercisable after the filing of a registration for the underlying warrant shares and provided that the then prevailing market price of INSCI's common stock is at least $1.00 per share. Additionally in March 2001, the lease agreement with the Company's landlord was amended to include additional security deposit, as well as the granting of warrants to purchase 120,000 shares of INSCI Common Stock at $.56 per share. These warrants are exercisable beginning September 1, 2001 through September 30, 2004. The fair value of these warrants have been determined using the Black-Scholes pricing model with volatility and expected life assumptions of 78% and five years, resulting in charges to general and administrative expense for Fiscal 2001 of $85,800.

           (f) The following are summaries of the Company's stock warrant activity:


COMMON STOCK WARRANTS                                                 Number              Weighted           Expiration
---------------------                                                of Shares         Average Price            Date
                                                                -------------------- ------------------- --------------------

Balance March 31, 2000                                                     530,936         $4.12            Oct 03-Dec 04
     Fiscal 2001 activity:
          Issued                                                           557,268         $0.85            Dec 02-Jan 06
                                                                --------------------
Balance March 31, 2001                                                   1,088,204         $2.45            Dec 02-Jan 06
     Fiscal 2002 activity:
          Issued                                                          --
                                                                --------------------
Balance March 31, 2002                                                   1,088,204         $1.40            Dec 02-Jan 06
                                                                ====================

SERIES A PREFERRED STOCK WARRANTS                                     Number              Weighted           Expiration
---------------------------------                                   of Shares           Average Price            Date
                                                                -------------------- ------------------- --------------------
Balance March 31, 2000                                                        -               -
     Fiscal 2001 activity:
          Issued                                                           461,538         $1.44               Nov 02-Jan 03
                                                                --------------------
Balance March 31, 2001                                                     461,538         $1.44               Nov 02-Jan 03
     Fiscal 2002 activity:
          Issued                                                            --
                                                                --------------------
Balance March 31, 2002                                                     461,538         $1.44               Nov 02-Jan 03
                                                                ====================


           (g) In December 2001, the shareholders approved a resolution, which amended the Company's certificate of incorporation to increase the number of authorized common shares from 40 million to 185 million.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

           The Company is a defendant in an action commenced by one of its vendors for approximately $588,000. Additionally, there are several claims against the Company aggregating approximately $73,000. These amounts have been included in accounts payable and accrued expenses. The company is contesting the action and claims and is asserting a number of affirmative defenses to the action. The outcome of the proceeding cannot be determined with certainty.

           It is the opinion of management that an unfavorable final determination of these claims will have a material adverse effect on the Company's business, financial position and operating results. The Company may either voluntarily or involuntarily seek protection under the Federal Bankruptcy law.

      EMPLOYMENT AGREEMENTS

           The Company has employment agreements with its chief executive officer and another member of the management team. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. As of March 31, 2002, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company's liability would be approximately $160,000.

      LEASE COMMITMENTS

           The lease for the Company's Massachusetts headquarters expires in September 2004. As of March 31, 2002, future minimum lease payments to be paid under this operating lease are as follows:

Year ending:
March 31, 2003                                              $   495
March 31, 2004                                                  504
Thereafter                                                      254
                                                          ----------
Total minimum lease payments                                $ 1,253
                                                          ==========

           Total rent expense, net of approximately $0 and $31,000 of sublease rental income, was approximately $342,000 and $488,000 for the years ended March 31, 2002 and 2001, respectively.

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

           INSCI maintains a defined contribution plan for the benefit of the Company's eligible employees pursuant to Section 401(K) of the Internal Revenue Code. Contributions to the Plan by the Company will be made at its sole discretion. Participants may also make contributions to the Plan. The Company did not make any contributions to the Plan for fiscal years 2002 and 2001.

NOTE 12 - STOCK OPTION PLANS

      EMPLOYEE STOCK OPTION PLANS

           The 1997 Equity Incentive Plan is the successor plan to the Company's 1992 Stock Option Plan, which was terminated in 1996. The outstanding options remain in effect according to their terms and conditions.

           Under the 1997 Equity Incentive Plan, the Company may grant incentive and nonqualified stock options to purchase up to an aggregate of 7,000,000 shares of common stock to directors, employees and consultants. Options may be granted at an exercise price of not less than 100 percent of the fair market value of the stock at the date of grant. Stock options become exercisable over varying dates as determined by the Board of Directors and expire no later than 10 years and one day from the date of the grant.

      DIRECTORS OPTIONS

           The Directors Option Plan (the "Directors Plan") was adopted by the Board of Directors to make service on the Board more attractive to present and prospective directors. The plan has 1,000,000 authorized shares and provides that each new director receive 100,000 stock options at fair market value on the date of the grant upon being appointed to the Board of Directors. For each three years of service thereafter they are eligible for an additional 100,000 options. In addition, Board members who participate on committees are entitled to receive 20,000 options.

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

      OTHER STOCK OPTIONS

           The Company does not have a formal plan in place for non-employees. However, from time to time, the Company, with the approval of the Board of Directors, grants stock options to non-employees.

The following is a summary of stock option activity:



                                                 1992 STOCK OPTION PLAN             DIRECTORS OPTION PLAN
                                            NUMBER         WEIGHTED AVERAGE       NUMBER         WEIGHTED AVERAGE
                                           OF SHARES        EXERCISE PRICE       OF SHARES         EXERCISE PRICE

Outstanding at March 31, 2000                 48,800             1.68            781,667               1.73
     Granted                                   -                  -              240,000               1.82
      Cancelled                              (10,500)            1.68           (159,999)              3.09
                                         -----------                          ------------
Outstanding at March 31, 2001                 38,300             1.68            861,668               1.50
     Granted                                   -                  -              120,000               0.08
     Cancelled                               (13,000)            1.72           (241,667)              1.49
                                         -----------                          ------------

Outstanding at March 31, 2002                 25,300             1.66            740,001               1.28
                                         ===========                          ============

                                                 1997 EQUITY INCENTIVE PLAN
                                                                                            OTHER STOCK OPTIONS
                                               NUMBER          WEIGHTED AVERAGE          NUMBER          WEIGHTED AVERAGE
                                              OF SHARES         EXERCISE PRICE          OF SHARES         EXERCISE PRICE

Outstanding at March 31, 2000                3,263,568               2.98               2,184,970              2.18
     Granted                                   334,000               2.67                  49,719              1.25
     Cancelled                              (1,325,893)              3.49                (308,837)             2.00
     Exercised                                 (71,100)              1.20                 (35,000)             2.15
                                           ----------------                          ----------------
Outstanding at March 31, 2001                2,200,575               2.69               1,890,852              2.19
     Granted                                   115,000               0.19                    --                 --
     Cancelled                                (530,488)              2.85                (215,000)             1.82
                                           ----------------                          ----------------

Outstanding at March 31, 2002                1,785,087               2.69               1,675,852              2.23
                                           ================                          ================




           Options available for grant under the 1997 Equity Incentive Plan at March 31, 2002 are 4.6 million. Options available for grant under the Directors Option Plan at March 31, 2002 are 147,000.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2002.

                                                1992 STOCK           DIRECTORS             1997 EQUITY          OTHER STOCK
                                               OPTION PLAN          OPTION PLAN          INCENTIVE PLAN           OPTIONS

Outstanding Option Price Range                 $1.66 - 1.94         $.08 - 3.35            $.08 - 7.54          $.72 - 5.09
Number of Shares                                  25,300              740,001               1,785,087            1,675,852
Weighted Average Life                              3.4                  2.3                    3.2                  1.0
Weighted Average Exercise Price                   $1.66                $1.28                  $2.69                $2.23


Exercisable Number of Shares                      25,300              533,335               1,568,417            1,675,852
Weighted Average Exercise Price                   $1.66                $.94                   $2.59                $2.23


      STOCK-BASED COMPENSATION

           All stock options and warrants that have been granted to employees and directors have been at or above fair market value of INSCI's Common Stock at the time of grant. As a result, no compensation expense or other accounting relating to the Company's stock options issued has been required to be recorded within its financial statements. The foregoing accounting is in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. INSCI has adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Included below is the impact of the fair value of employee stock-based compensation plans on net income (loss) and earnings (loss) per share on a pro forma basis for awards granted pursuant to SFAS No. 123. Had compensation expense been determined as provided in SFAS No. 123 for stock options using the Black-Scholes option pricing model, the pro forma effect would have been (in thousands, except per share amounts):

                                                                                 FISCAL 2002              FISCAL 2001
                                                                                 -----------              -----------
Earnings (loss) applicable to common shares                                          155                    (17,798)

Earnings (loss) applicable to common shares - pro forma                              147                    (19,242)

Earnings (loss) per common share                                                   0.004                     (1.162)

Earnings (loss) per common share - pro forma                                       0.004                     (1.256)


The fair value of each option grant is calculated using the following weighted average assumptions:

                                                                                  FISCAL 2002              FISCAL 2001
                                                                                  -----------              -----------
Expected life (years)                                                                     5                       5
Interest rate                                                                             5.00%                   5.47%
Volatility                                                                            226.00%                 112.00%
Dividend yield                                                                            0                       0

The weighted average fair value of options granted during fiscal 2002 and 2001 was $.13 and $1.52, respectively.

           INSCI has issued stock options and warrants for services performed by outside organizations. The values of these options have been determined as provided in SFAS 123 for stock options using the Black-Scholes option pricing model resulting in charges to the Company's operating results of $0 and $117,000 for Fiscal 2002 and Fiscal 2001, respectively.

NOTE 13 - SEGMENT AND CUSTOMER INFORMATION

           For the year ended March 31, 2002, sales made to two major customers and to leads furnished by these customers accounted for approximately 22% and 12% of the Company's total revenues. Amounts due from these customers were approximately 33% and 20% of the accounts receivable balance as of March 31, 2002. For the year ended March 31, 2001, sales made to two major customers and to leads furnished by these customers accounted for approximately 14% and 18% of the Company's total revenues. Amounts due from these customers were approximately 15% and 34% of the accounts receivable balance as of March 31, 2001. A decline in revenues from these customers in future periods could materially effect our revenues and operating results.

           The Company operates as a single reportable segment as a developer and seller of software for electronic document distribution, storage and presentment.

Revenue was derived from customers in the following geographic areas (in thousands)

                                                    YEAR ENDED MARCH 31,
                                                2002                     2001
                                              --------------- -----------------

     North America                                    $7,166           $ 7,333
     Europe                                              665             1,324
     Other                                               652             1,358
                                              --------------- -----------------
                                                      $8,483          $ 10,015
                                              =============== =================

NOTE 14 - RESTRUCTURING AND OTHER CHARGES

           As a result of the Company's strategic redirection, INSCI has ceased operations of InfiniteSpace, IBC and UK, reduced operating expenses and has written down its investment in Lognet. These changes and the costs of closing InfiniteSpace, IBC and UK; along with other costs associated with the realignment of INSCI's strategy, have been charged to the operating results for Fiscal 2001. The major components of the charges were a write-down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $832,000 related to severance payments for approximately 20 terminated employees, $831,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace and its data center.

           At March 31, 2002, the remaining accrual for restructuring costs was $560,000 for lease commitments and at this time, the remaining accrual appears to be adequate.

NOTE 15 - FINANCIAL STATEMENT PRESENTATION

           Certain amounts in the Fiscal 2001 Consolidated Statement of Cash Flows have been reclassified to conform to the Fiscal 2002 presentation.