Form 10QSB
period 2002-06-30
INSCI CORP
filed 2002-08-13
CIK 878612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2002

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from

           ------------------------------ to ---------------------------

                         Commission file number: 1-12966

                                   INSCI CORP.
                     (FORMERLY INSCI-STATEMENTS.COM, CORP.)
             (Exact name of registrant as specified in its charter)

      DELAWARE                                     06-1302773
--------------------                            --------------------
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

Yes   X     No  __
     ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                        OUTSTANDING AUGUST 8, 2002
-------------------                        --------------------------
Common Stock, par value $.01                         52,761,299

Transitional Small Business Disclosure Format (check one)
Yes         No  X
     ----     -----

                                   INSCI CORP.

                                      INDEX

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 2002                  3

           Consolidated Statements of Operations for the Three Months      4
               Ended June 30, 2002 and 2001

           Consolidated Statements of Cash Flows for the Three Months      5
               Ended June 30, 2002 and 2001

           Consolidated Statement of Stockholders's Deficit for the        6
               Three Months Ended June 30, 2002

           Notes to Financial Statements                                   7

Item 2.    Management's Discussion and Analysis or Plan of Operation      11


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              14

Item 2.    Change in Securities                                           14

Item 3.    Defaults Upon Senior Securities                                14

Item 4.    Submission of Matters to a Vote of Security Holders            14

Item 5.    Other Information                                              14

Item 6.    Exhibits and Reports on Form 8-K                               14

               (a)  Exhibits.

                    Exhibit 99.1, Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Signature                                                      15




                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


ASSETS
  Current assets:
    Cash                                                                    $    729
    Accounts receivable, net of allowance for doubtful accounts of $100        1,898
    Prepaid expenses and other current assets                                    295
                                                                            --------

        Total current assets                                                   2,922
  Property and equipment, net                                                    222
  Other assets                                                                   175
                                                                            --------

                                                                            $  3,319
                                                                            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Accounts payable and accrued expenses                                   $  3,316
    Advances against receivables sold with recourse                            1,040
    Deferred revenue                                                           1,678
    Convertible debt                                                           2,795
                                                                            --------

        Total current liabilities                                              8,829
                                                                            --------
  Commitments and contingencies
  Series A Convertible Redeemable Preferred Stock, $.01 par value,
    authorized 4,308 shares: issued none                                         --
  Series B Convertible Redeemable Preferred Stock, $.01 par value,
    authorized 100 shares: issued none                                           --
  Stockholders' deficit:
    Convertible Preferred Stock, $.01 par value, authorized 5,592 shares:
      8% Convertible Redeemable Preferred Stock, 74 shares issued and outstanding, no liquidation preference
                                                                                   1
    Common Stock, $.01 par value, authorized 185,000 shares: issued and
      Outstanding 52,761 shares                                                  527
    Additional paid-in capital                                                47,018
    Accumulated deficit                                                      (53,056)
                                                                            --------

      Total stockholders' deficit                                             (5,510)
                                                                            --------

                                                                            $  3,319
                                                                            ========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.


                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                              2002        2001
                                              ----        ----

Revenue
  Product                                  $     793    $    936
  Services                                     1,477       1,549
                                           ---------    --------
    Total revenue                              2,270       2,485
                                           ---------    --------

Cost of revenue
  Product                                         65          32
  Services                                       333         459
                                           ---------    --------
    Total cost of revenue                        398         491
                                           ---------    --------
Gross profit                                   1,872       1,994
                                           ---------    --------

Expenses
  Sales and marketing                            510         623
  Product development                            447         593
  General and administrative                     537         803
                                           ---------    --------
                                               1,494       2,019
                                           ---------    --------

Operating income (loss)                          378         (25)

Interest expense, net                           (134)       (110)
                                           ---------    --------

Net income (loss)                          $     244    $   (135)
                                           =========    ========

Basic earnings (loss) per common share     $   0.005    $ (0.014)
                                           =========    ========

Diluted earnings (loss) per common share   $   0.003    $ (0.014)
                                           =========    ========

Weighted average shares outstanding:
  Basic                                       54,177      16,129
                                           =========    ========

  Diluted                                    102,751      16,129
                                           =========    ========










       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.



                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                      2002      2001*
                                                      ----      ----
Cash flows from operating activities:
  Net income (loss)                                   $ 244    $(135)
  Reconciliation of net income (loss) to net cash
    used in  operating activities:
    Depreciation and amortization                        39       88
    Convertible debentures issued for services           75       30
    Stock issued for services                            --       20
    Changes in assets and liabilities:
      Accounts receivable                              (629)       6
      Prepaid expenses and other current assets        (169)     (66)
      Other assets                                       --       54
      Accounts payable and accrued expenses            (121)    (216)
      Deferred revenue                                  195       74
                                                      -----    -----

Net cash used in operating activities                  (366)    (145)
                                                      -----    -----

Cash flows from investing activities:
  Capital expenditures                                   (4)      (1)
  Proceeds from sale of fixed assets                     --       17
                                                      -----    -----

Net cash (used in) provided by investing activities      (4)      16
                                                      -----    -----

Cash flows from financing activities:
  Repayments on short term debt                        (304)    (130)
  Net advances (repayments) from sale
     of receivables                                     991     (149)
  Proceeds from convertible debt                         --      250
                                                      -----    -----

Net cash provided by (used in) financing activities     687      (29)
                                                      -----    -----

Net increase (decrease)  in cash                        317     (158)
Cash at beginning of period                             412      460
                                                      -----    -----

Cash at end of period                                 $ 729    $ 302
                                                      =====    =====

  *  Reclassified for comparative purposes








       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.




                                   INSCI CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)


                                                                                             Additional      Accum-
                                            Preferred Stock             Common Stock          Paid-in        ulated
                                           Shares       Amount      Shares       Amount      Capital        Deficit        Total
                                       -------------- ---------- ------------- ----------- ------------- ------------- -------------

BALANCE, MARCH 31, 2002                      80        $  1          52,647    $   526     $  47,019       $(53,300)       $(5,754)

  8% preferred stock conversion to
    common stock                            (6)           -             114          1            (1)            --             --
Net income                                   -            -               -          -            -             244            244

                                       -------------- ---------- ------------- ----------- ------------- ------------- ------------

BALANCE, JUNE 30, 2002                      74         $  1          52,761    $   527     $  47,018       $(53,056)       $(5,510)

                                       ============== ========== ============= =========== ============= ============= ============
































       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NATURE OF BUSINESS AND BASIS OF PRESENTATION

           The consolidated financial statements included in this report have been prepared by INSCI Corp., (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002. The results of the three months ended June 30, 2002 may not be indicative of the results that may be expected for the year ended March 31, 2003.

           INSCI Corp., formerly known as insci-statements.com, corp. ("INSCI") develops and provides software for electronic document distribution, storage and presentment.

           The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The company, however, has sustained operating losses in prior years and has a working capital deficit and an accumulated deficit as of June 30, 2002, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations, its ability to settle claims from creditors as well as the achievement and maintenance of a level of profitable operations. Management believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations and cash flows for the three months ended June 30, 2002 and 2001.

           The accompanying consolidated financial statements for the three months ended June 30, 2002 and 2001 include the operations of INSCI and its wholly-owned subsidiary, Lognet 2000, Inc. ("Lognet"). The consolidated financial statements also include the Company's wholly-owned subsidiaries, InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC"), and INSCI (UK) Limited. which are no longer active effective with the end of the second quarter of fiscal 2001. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

EARNINGS (LOSS) PER COMMON SHARE

           Basic earnings (loss) per common share was computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the three months ended June 30, 2002, approximately 9.9 million shares from stock options, warrants and convertible securities were excluded because their exercise price exceeded market value. For the three months ended June 30, 2001,
8.9 million stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.



The income (loss) used in determining basic and diluted                                      THREE MONTHS ENDED
  earnings (loss) per share consisted of the following:                                           JUNE 30,
                                                                                           2002             2001
                                                                                       ------------- -- --------------
BASIC
     Net income (loss)                                                                  $   244           $     (135)
     Preferred Stock Dividend                                                                -                   (89)
                                                                                       -------------    --------------
                                                                                        $   244           $     (224)
                                                                                       =============    ==============

DILUTED
     Net income (loss)                                                                  $   244           $     (135)
     Interest expense for Convertible debt with Series B
       Convertible Redeemable Preferred Stock                                                27                  -
     Preferred Stock Dividend                                                                -                   (89)
                                                                                       -------------    --------------
                                                                                        $   271          $      (224)
                                                                                       =============    ==============

A reconciliation from the number of shares used in the basic earnings (loss) per share computation to the number of shares used in the diluted earnings per share computation is as follows:

Weighted average shares of common stock outstanding
  during the period - Basic                                                              54,177               16,129
Weighted average common equivalent shares due to stock
  options and warrants                                                                      -                  -
Convertible debt with Series A Convertible Redeemable
  Preferred Stock                                                                           -                  -
Convertible debt with Series B Convertible Redeemable
  Preferred Stock                                                                        48,574                -
                                                                                       -------------    --------------
Weighted average shares of common stock outstanding                                     102,751               16,129
                                                                                       =============    ==============




SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

           For the three months ended June 30, 2002, sales to two of our customers represented 16% and 14% of total revenues. For the three months ended June 30, 2001, INSCI received 20% and 7%, respectively, of its total revenues from these customers. These two customers and another customer accounted for 31%, 10% and 22%, respectively, of the Company's accounts receivable at June 30, 2002. At June 30, 2001, these customers accounted for 24% and 24%, respectively, of the Company's accounts receivable. A decline in revenues from either of these customers in future quarters could materially affect the revenues, operating results and liquidity of the Company.

The Company operates as a single reportable segment as a developer and seller of software for electronic document distribution, storage and presentment.

Revenue was derived from customers in the following geographic areas (in thousands)

                                      THREE MONTHS ENDED JUNE 30,
                                     2002                     2001
                             -------------------- --- -------------------

North America                            $ 2,042                 $ 2,187
Europe                                       100                     174
Other                                        128                     124
                             --------------------     -------------------
                                         $ 2,270                 $ 2,485
                             ====================     ===================

ADVANCES AGAINST RECEIVABLES SOLD WITH RECOURSE

           During May 2002, the Company entered into an agreement with a commercial financing company, which provides for the sale of all of the eligible domestic accounts receivable of the Company with recourse. Pursuant to the terms of the agreement, the Company will receive 80% of the face amount of an accepted account and will be charged a commission equal to 2.25% of the accepted amount. The Company granted to the financing company a security interest in all of the Company's assets and accounts receivable. The Company agreed upon an early termination arrangement of a prior financing agreement so that it could enter into this new agreement.

           As part of this new financing arrangement, the Company was required to payoff its loan in full to the Pennsylvania Business Bank in the sum of $285,000.

CONVERTIBLE DEBT

           During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway Partners, LLC ("Selway") an affiliate of the Company. The Agreement provides up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). The Company has received $585,000 through June 30, 2002. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share which are convertible into shares of common stock of the Company, as defined in the agreement. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder. An amendment to the Agreement extends the maturity date of the Debentures to September 1, 2002.

           The independent members of the Board of Directors of the Company authorized the Agreement, and the two Selway-designated Directors did not negotiate the terms of the agreement or participate in the vote by the Company's Board to proceed with the transaction.

           In connection with the Agreement, the Company amended its Management Agreement with Selway Management, Inc. The amended management agreement reduced the monthly management fee from $20,000 per month to $15,000 per month. The monthly management fee is payable at the option of Selway in either cash or additional subordinated convertible debentures ("Management Debentures"). The Company satisfied $210,000 of management fees by the issuance of Management Debentures to Selway Management, Inc. as of June 30, 2002. The Management Debentures have terms similar to the Debentures except for the Series B Preference Amount. The Management Debentures do not reduce the total amount available to the Company under the Agreement.

           The Convertible Debt has a number of covenant requirements and also contains certain registration rights. The Company has not complied with some of these covenants and may be deemed in default. As of the date of these financial statements, the Investors have not declared a default, but Selway has not waived its rights, and there can be no assurance that the Company will not be declared in default in the future. In the event a default was declared which was uncured, the Investors could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. In the event of a default, the entire $2,795,000 of convertible debt, which includes the $2.0 million financing in November 2000, will be in default as to the terms of the agreement. Accordingly, the Company has classified the principal as current in the accompanying consolidated balance sheet.

RELATED PARTY TRANSACTIONS

           The Company incurred $10,000 during the quarter ended June 30, 2002 in loan guarantee fees to Selway, a related party, in connection with the loan from the Pennsylvania Business Bank ("Bank Loan"). As a result of the repayment of the Bank Loan, the Company was able to discontinue its monthly payment obligation in the sum of $5,000 per month to Selway. The Pennsylvania Business Bank cancelled both the Selway guarantee and the personal guarantee of the loan by the Company's Chairman, who had been a guarantor prior to his affiliation with the Company.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                THREE MONTHS ENDED JUNE 30,
                                                                      2002        2001
                                                                      ----        ----

Cash paid for interest                                               $   45      $   63
Noncash investing and financing activities:
  Common Stock issued for the conversion of 8% Convertible
    Redeemable Preferred Stock                                          114          -
  8% Convertible Redeemable Preferred Stock issued as dividends          -          383


CONTINGENCIES

LEGAL PROCEEDINGS

           The Company is a defendant in an action commenced by one of its vendors for non-payment in the aggregate amount of $588,000, which has been included in accounts payable and accrued expenses. The Company is contesting this action and is asserting a number of affirmative defenses to the action. A resolution by settlement is being actively pursued. The outcome of these proceedings cannot be determined with certainty.

           It is the opinion of management that an unfavorable final determination of this action will have a material adverse effect on the Company's business, financial position and operating results. The Company may either voluntarily or involuntarily seek protection under the Federal Bankruptcy law.

FINANCIAL STATEMENT PRESENTATION

           Certain amounts in the Statement of Cash Flows for the three months ended June 30, 2001 have been reclassified to conform to the presentation for the three months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion of management's analysis of operations for the three months ("First Quarter of Fiscal 2003") ended June 30, 2002 and the three months ("First Quarter of Fiscal 2002") ended June 30, 2001, and discussion of financial condition at June 30, 2002, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

           We develop, sell, install and support scalable digital document storage solutions that provide capture, warehousing and delivery functions via networks or the Internet. Our products bridge back-office functions with front-office mission critical and customer-centric applications by displaying legacy-generated reports, bills, statements and other documents.

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

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2002, the Company had an accumulated deficit of $53.1 million and a working capital deficit of $5.9 million.

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

COMPARISON OF RESULTS OF OPERATIONS
-----------------------------------

           The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:


                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                               2002             2001
                                                 %               %
Revenue
  Product                                        35                38
  Services                                       65                62
                                          ------------     -----------
    Total revenue                               100               100
                                          ------------     -----------
Cost of revenue
  Product                                          3                1
  Services                                        15               19
                                          ------------     -----------
    Total cost of revenue                         18               20
                                          ------------     -----------
Gross profit                                      82               80
                                          ------------     -----------
Expenses
  Sales and marketing                             22               25
  Product development                             20               24
  General and administrative                      23               32
                                          ------------     -----------
    Total expenses                                65               81
                                          ------------     -----------
Operating income (loss)                           17               (1)
Interest expense, net                             (6)              (4)
                                          ------------     -----------
Net income (loss)                                 11               (5)
                                          ============     ===========


FIRST QUARTER OF FISCAL 2003 AS COMPARED TO FIRST QUARTER OF FISCAL 2002:

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

           Revenues for the First Quarter of Fiscal 2003 totaled $2.3 million and decreased by $215,000 (9%) compared to revenues of $2.5 million for the First Quarter of Fiscal 2002. The decline was primarily due to a decline in product revenues attributed to the change in general economic conditions over the last year.

           For the First Quarter of Fiscal 2003 we received 16% and 14% of our total revenues from two of our customers. For the First Quarter of Fiscal 2002 we received 20% and 7% of our total revenues from these customers. A decline in revenues from either of these customers in future quarters could materially affect the revenues, operating results and liquidity of the Company.

GROSS PROFIT

           Gross profit for the First Quarter of Fiscal 2003 was $1.9 million and decreased $122,000 (6%) compared to gross profit of $2.0 million for the prior year period. Gross margin improved from 80% for the First Quarter of Fiscal 2002 to 82% for the current year period. The decline in gross profit is directly related to the decline in revenue as previously noted.

SALES AND MARKETING

           Sales and marketing expenses for the First Quarter of Fiscal 2003 were $510,000, a decline of $113,000 (18%) from the prior year period expenses of $623,000. This decrease reflects various cost reduction efforts enacted in the latter part of the First Quarter of Fiscal 2002.

PRODUCT DEVELOPMENT

           Product development expenses declined $146,000 (25%) from the First Quarter of Fiscal 2002 level of $593,000 to $447,000 in the current year period. The decline was due to INSCI's reduced reliance on outside consultants and professional services, as well as the cost reduction efforts enacted in the latter part of the First Quarter of Fiscal 2002.

GENERAL AND ADMINISTRATIVE

           General and administrative expenses were $537,000 for the First Quarter of Fiscal 2003, a decline of $266,000 (33%) from the prior year period. The balance of the decline was primarily due to the various cost reduction efforts enacted for Fiscal 2002, as well as a lower provision for doubtful accounts and less reliance on consultants.

INTEREST EXPENSE, NET

           Interest expense for the First Quarter of Fiscal 2003 was $134,000, an increase of $24,000 (22%) from the prior year period. This increase was due to the higher level of borrowings in the current fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 2002, the Company had $729,000 of cash and working capital deficit of $5.9 million in comparison to $412,000 of cash and working capital deficit of $6.2 million at March 31, 2002. Accounts receivable were $1.9 million at June 30, 2002 and $1.3 million at March 31, 2002.

The Company's cash flows are summarized below for the periods indicated: (in thousands)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                  2002                   2001
                                                                  ----                   ----
Cash provided by (used in)
  Operating activities                                          $(366)                $ (145)
  Investing activities                                             (4)                    16
  Financing activities                                            687                    (29)
                                                             ---------------       ----------------
    Net increase (decrease) in cash and cash equivalents        $ 317                 $ (158)
                                                             ===============       ================
Cash at end of period                                           $ 729                 $  302
                                                             ===============       ================

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

           As of June 30, 2002 we have $8.8 million in liabilities and $3.3 million in assets for a net capital deficiency of $5.5 million. This net capital deficiency, unless remedied, can result in us not being able to continue our business operations. We believe that our current business plan, if successfully implemented, may provide the opportunity for the Company to continue as a going concern. However, in the event that satisfactory arrangements cannot be made with creditors, we may be required to seek protection under the Federal Bankruptcy law.

           There can be no assurance, assuming that INSCI successfully raises additional funds or enters into a business alliance, that it will continue to maintain profitability and positive cash flow. If additional funds from such activities are not available, we will be required to significantly modify the implementation and execution of our business plan and may not be able to continue as a going concern or may be required to seek protection under the Federal Bankruptcy law. Our new independent accountants have informed the Company that they will issue an unqualified opinion for our fiscal year ended March 31, 2002 with an explanatory paragraph discussing the existence of substantial doubt about our ability to continue as a going concern. Our former independent accountants for the prior fiscal year were Arthur Andersen LLP; therefore, the Company, pursuant to SEC Release No. 33-8070, did not file audited financial statements for the fiscal year ended March 31, 2002, but filed unaudited financial statements as a part of its Form 10-KSB filed on July 15, 2002. It is anticipated that an amendment to Form 10-KSB with audited financial statements will be filed prior to August 28, 2002.



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

PART II  OTHER INFORMATION
         -----------------

ITEM 1.    LEGAL PROCEEDINGS

           The Company is a defendant in an action commenced on May 17, 2002 by Key Corporate Capital (formerly Leasetec)., ("Leasetec") in Worcester Superior Court, Docket No. 02-1047C. The Leasetec claim is for contracted lease payments as well as an action in replevin for the leased equipment. This claim is for the sum of $588,148.15 plus attorneys' fees and interest. The Company is contesting the claim, and has asserted a number of affirmative defenses to the claim. A resolution of the action by settlement is being actively pursued.

ITEM 2.  CHANGE IN SECURITIES

         This item is not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This item is not applicable.

ITEM 5. OTHER INFORMATION

         This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.

         Exhibit 99.1, Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                   INSCI CORP.

Date:  August 9, 2002                    By:       /S/ HENRY F. NELSON
                                                   ---------------------------
                                                   Henry F. Nelson
                                                   Chief Executive Officer,
                                                   President and
                                                   Chief Financial Officer