Form 10KSB/A
period 2002-03-31
INSCI CORP
filed 2002-08-27
CIK 878612

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the fiscal year ended:                                Commission File Number
   March 31, 2002                                                 1-12966
================================================================================
                                   INSCI Corp.
================================================================================
                      Formerly insci-statements.com, corp.
               (Exact name of registrant specified in its charter)

                                          Two Westborough Business Park,
          Delaware                                Westborough, MA
(State or other jurisdiction of      (Address of Principal executive offices)
 incorporation or organization)

                                   06-1302773
                      (I.R.S. Employer Identification No.)


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

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. X

           Revenues for the fiscal year ended March 31, 2002 were $8,483,000.

           The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the Common Stock on July 8, 2002, as reported by OTCBB, was approximately $ 3.1 million. As of July 8, 2002, registrant had outstanding 52,761,299 shares of Common Stock.

           The Small Business issuer hereby amends its previously filed 10-KSB for the year ended March 31, 2002 to reflect the completion of the audit of its annual financial statements for the year ended March 31, 2002. Such audited financial statements reflect the same financial position, results of operations, cash flows and stockholders' equity (deficit) as previously reported in the Company's initial filing of its annual report. Some reclassifications in presentation have been made. Certain recent developments as discussed in Notes 6 and 11, if consummated, will affect the amount and classification of the related liabilities.

           As a result of Arthur Andersen LLP's demise, users of this annual report should be aware of certain related risks. See discussion of prior years financial statements disclosed in Management's Discussion and Analysis or Plan of Operations.

================================================================================

                                   INSCI CORP.
                                  FORM 10-KSB/A
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                      INDEX

PART I
                                                                           PAGE
Item 1.    Description of Business.........................................    3

Item 2.    Description of Properties.......................................    8

Item 3.    Legal Proceedings...............................................    8

Item 4.    Submission of Matters to a Vote of Securities Holders...........    8

PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.............................................    9

Item 6.    Management's Discussion and Analysis or Plan of Operations......    9

Item 7.    Financial Statements............................................   15

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures...........................................   15

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act...............   17

Item 10.   Executive Compensation..........................................   18

Item 11.   Security Ownership of Certain Beneficial Owners and Management..   20

Item 12.   Certain Relationships and Related Transactions..................   22

Item 13.   Exhibits and Reports on Form 8-K................................   25

SIGNATURES.................................................................   26

EXHIBIT INDEX..............................................................   29

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

           ESP+ products are currently installed at over 250 customer sites worldwide. These systems are used in a wide range of vertical industry segments and deployed in departmental and enterprise-wide configurations.

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


ITEM 3.              LEGAL PROCEEDINGS

           The Company is a defendant in an action commenced on May 14, 2002 by Key Corporate Capital, Inc, (Leasetec Corporation) in Worcester Superior Court. The Leasetec action is for $588,148 in addition to interest, penalties and legal fees related to a claimed violation of an equipment lease with the Company. The Company is contesting the action, and has asserted a number of affirmative defenses to the action.

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

RESULTS OF OPERATIONS

PRIOR YEARS FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED MARCH 31, 2001

           The auditors for the Fiscal Year ended March 31, 2001 were Arthur Andersen LLP ("Andersen"), the Company's former auditors. Andersen has not reissued its report for the Fiscal Year ended March 31, 2001, and the financial statements for the Fiscal Year ended March 31, 2001 have not been re-audited. Readers of the financial statements for the Fiscal Year ended March 31, 2001 are cautioned that there are certain inherent risks in relying upon said results in that there is limited recourse available against Andersen should readers rely to their detriment upon the prior report of Andersen.

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

INSCI's cash flows are summarized below for the fiscal years indicated (in thousands):

                                                      2002       2001
                                                      ----       ----
Cash (used in) provided by
       Operating activities                          $  (298)   $(5,629)
       Investing activities                                8      2,512
       Financing activities                              242      1,666
                                                     -------    -------

           (Decrease) in cash and cash equivalents   $   (48)   $(1,451)
                                                     =======    =======

Cash and cash equivalents at end of year             $   412    $   460
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

           The Company is negotiating to restructure the terms of its related party convertible debt, which if agreed to, will allow the Company to reclassify some of the debt to long term.

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

           In May 2002, we entered into a new receivable financing arrangement with Benefactor Funding Corp ("Benefactor"), whereas Benefactor agreed to finance all eligible accounts receivable of the Company on a secured basis. Pursuant to the terms of the agreement, the Company will receive 80% of the face amount of the accepted account and will be charged a commission of 2.25% of the accepted amount. The financing agreement is secured by the Company's assets and accounts receivable.

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

                                    PART III

ITEM 9.              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                       CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           Certain information concerning the directors and executive officers of the Company is set forth in the following table and in the paragraphs following. Information regarding each such director's and executive officer's ownership of voting securities of the Company appears as "Security Ownership of Certain Beneficial Owners" below.

Name                     Current Position With Company           Director Since
--------------------------------------------------------------------------------

Yaron I. Eitan           Director, Chairman                              2000
Henry F. Nelson          Director, Chief Executive Officer,
                              President, Chief                           2001
                              Financial Officer
Francis X. Murphy        Director                                        1995
Derek Dunaway            Director                                        2001
Mitchell Klein           Director                                        2001

           Yaron I. Eitan, age 45, was appointed as a Director of the Company in June 2000. Mr. Eitan was the Chairman of Lognet 2000, Inc., prior to its acquisition by the Company in May 2000. Mr. Eitan is the founder, President and Chief Executive Officer of Selway Partners LLC, an operating holding company that invests in and advises technology companies. His activities at Selway include the founding of Test University, Inc. where he serves as Chief Executive Officer and Chairman. Between 1984 and 1998, Mr. Eitan was the founder, Chairman and Chief Executive Officer of Geotek Communications, Inc., and served as Chairman of Bogen Communications, Inc. and National Bank Three of the United Kingdom. Subsequent to Mr. Eitan's departure in 1998, Geotek Communications, Inc. filed a Chapter 11 petition under the Bankruptcy Act. Mr. Eitan holds a Masters of Business Administration from the Wharton School of Business of the University of Pennsylvania.

           Henry F. Nelson, age 44, was appointed as President and Director of the Company in May 2001. Subsequently, Mr. Nelson was appointed Chief Executive Officer and Chief Financial Officer. Mr. Nelson was the Chief Operating Officer of Practice Works, Inc., a division of Infocure, from December 1999 to 2000. He was a principal in VitalWorks, a technology based start-up from June 1999 until December 1999. Mr. Nelson was Chief Operating Officer of InterQual from November 1996 through June 1999. Prior thereto, he was with Sextant Corporation. Mr. Nelson holds a Bachelor of Science in Business Administration from Northeastern University.

           Francis X. Murphy, age 53, was elected a Director of the Company in September 1995. He is the founder of Emerging Technology Ventures, Inc. and has served as President from its inception in September 1994. Previously, Mr. Murphy served in executive management positions with various information technology firms. Mr. Murphy also serves on the board of directors of Vizacom, Inc. He holds both a Bachelors of Arts and Masters of Business Administration in Corporate Finance from Adelphi University.

           Derek Dunaway, age 32, was appointed a Director of the Company in May 2001. Mr. Dunaway is currently the President and Chief Executive Officer of TechOnLine Inc., a Boston based company focused on providing e-learning solutions to the engineering community and electronics industry. Mr. Dunaway joined TechOnLine from Selway Partners LLC, an operating holding company that invests in and advises technology companies, where he held the position of Vice President of Business Development from May 2000 through February 2001. Prior to joining Selway, from May 1999 through May 2000, he was Director of Strategy Consulting at AppNet, an Internet Consultancy serving the Fortune 500 and held several positions from June 1996 through May 1999 at Pricewaterhouse Coopers, in the Telecommunications and Media Strategy Practice, where he assisted top telecommunications and media industry management with corporate strategy development. Mr. Dunaway holds a Masters of Business Administration from the Wharton School of Business of the University of Pennsylvania and a Bachelors of Science from Southern Methodist University.

           Mitchell Klein, age 51, was elected a Director of the Company in October 2001. Mr. Klein is currently the President of Betapoint Corporation, an investment management company formed in June 1994. Mr. Klein has served in various senior management positions with Digital Equipment Corporation for nine years after having been President of his own software development and consulting firm. Mr. Klein is a graduate of the State University of New York at Albany and holds a Master of Arts from the University of Michigan at Ann Arbor. Mr. Klein previously served as a Director of the Company from June 1997 to June 1998.

ITEM 10.             EXECUTIVE COMPENSATION

           The following table sets forth the compensation for each of the last three (3) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers whose individual remuneration exceeded $100,000 for the fiscal year ended March 31, 2002 (the "Named Executives"). The Company's compensation policies are discussed in "The Compensation Committee" section contained herein.

                                                 SUMMARY COMPENSATION TABLE

Name                                                                              Securities
and                                                                               Underlying              All
Principal                                                     Other Annual         Options/              Other
Position              Year          Salary         Bonus      Compensation           SARs            Compensation
----------------------------- -------------------- ---------------------------- --------------- ------------------------

Henry F. Nelson       2002        $172,308  (1)       --             --                 --               --
  Chief Executive     2001              --            --             --                 --               --
  Officer             2000              --            --             --                 --               --

Lori R. Frank         2002         $47,105  (2)       --         $1,558  (4)            --               --
  Chief Executive     2001         $81,098  (2)       --         $3,635  (4)            --               --
  Officer             2000              --            --             --                 --               --

Dr. E. Ted Prince     2002              --            --             --                 --          $43,269     (6)
  Chief Executive     2001        $173,077  (3)       --             --                 --          $81,731     (6)
  Officer             2000        $250,000            --         $8,636  (5)            --               --



* The Company does not have a restricted stock award program.

(1) Mr. Nelson joined the Company in the first quarter of fiscal year 2002. Had he been employed as of the beginning of the fiscal year, his salary would have been $200,000.
(2) Ms. Frank joined the Company in the third quarter of fiscal year 2001. During May 2001, Ms. Frank resigned from all positions held with the company. Had she been employed for a full fiscal year, her salary would have been $200,000.
(3)  Dr. Prince resigned as Chief Executive Officer on November 7, 2000.
(4) In fiscal years 2002 and 2001, Ms. Frank received auto allowances of $1,558 and $3,635, respectively.
(5)  In fiscal year 2000, Dr. Prince received an auto allowance of $8,636.
(6) In fiscal years 2002 and 2001, Dr. Prince was paid severance in the amount of $43,269 and $81.731, respectively.

The following table provides information concerning options granted to officers and directors during the Fiscal Year ended March 31, 2002 and reflects the potential value of such options assuming 5% and 10% annual stock appreciation.

                                                  Option/SAR Grants in Last Fiscal Year
                                                           (Individual Grants)

                                            Percent of                                                 Potential Realizable
                                           Total Shares                                                  Value at Assumed
                                            Underlying                                                    Annual Rates of
                             Number          Options                                                        Stock Price
                           of Shares        Granted to                                                   Appreciation for
                           Underlying      Employees in      Exercise                                       Option Term
Name                        Options        Fiscal Year         Price         Expiration Date            5%              10%
------------------------ --------------- ----------------- -------------- ----------------------- ---------------- ---------------

Derek Dunaway                   120,000       104.3%          $ 0.08            September 20, 06          $ 2,700         $ 5,900


The following table sets forth information concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year with respect to each of the named directors and executives:

                             Aggregate Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

                                                                         Number of Securities               Value of unexercised
                                Shares acquired        Value            Underlying unexercised            in-the-money options/SARs
                                  on exercise        realized       options/SARs at March 31, 2002          at March 31, 2002 (1)
Name                                   #                 $          Exercisable     Unexercisable      Exercisable     Unexercisable
------------------------------ ------------------ ---------------- --------------- ----------------- ---------------- --------------

Henry F. Nelson                        -                 -               -                -                 -                -
Yaron I. Eitan                         -                 -                 40,000            80,000         -                -
Robert Little (2)                      -                 -                 80,000         -                 -                -
John A. Lopiano (3)                    -                 -                120,000         -                 -                -
Francis X. Murphy                      -                 -                402,799         -                 -                -
Derek Dunaway                          -                 -               -                  120,000         -                -
Mitchell Klein                         -                 -               -                -                 -                -
Lori R. Frank                          -                 -               -                -                 -                -
Yoav M. Cohen (4)                      -                 -               -                -                 -                -
E. Ted Prince                          -                 -              1,659,000         -                 -                -
John C. Pemble                         -                 -                191,386         -                 -                -

(1) Calculated by multiplying the number of shares underlying options by the difference between the closing price of the Common Stock as quoted on the Over-The-Counter Bulletin Board on March 31, 2002 and the exercise price of the options.
(2)  Robert Little resigned as a director on November 29, 2000.
(3) John A. Lopiano chose not to stand for re-election at the Company's 2001 annual meeting.
(4) Yoav M. Cohen resigned as a director in May 2002. He was not vested in any options.

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

           No cash compensation was paid to non-management directors for the last completed fiscal year. Information related to option grants for these directors is provided under the heading "Options/SAR Grants in Last Fiscal Year" contained herein.

EMPLOYMENT AGREEMENTS

           During 2001 the Company's Compensation Committee recommended to the Board of Directors that they approve the employment agreement for Henry F. Nelson, the Company's President and Chief Financial Officer. The three-year agreement was effective May 22, 2001 and provides for an annual salary of $200,000 and an annual bonus of up to $50,000 or 10% of profits; whichever is greater, upon the achievement of certain milestones as established by the Board of Directors.

           The Company has employment agreements with its other management personnel, which generally continue until terminated by the employee or the Company, and provide for severance payments under certain conditions.

DIRECTORS AND OTHER STOCK OPTIONS

           The Board of Directors adopted the Directors Option Plan in 1992 to make service on the Board more attractive to present and prospective directors. The Directors Plan was amended in September 1995 to increase the number of shares authorized to 1,000,000. On July 29, 1996 the Directors Plan was amended so that each new director receives 100,000 stock options upon being appointed to the Board of Directors. In addition, the current change of control provision was modified to reflect immediate vesting. Also, board members who participate on committees are entitled to receive 20,000 options.

           The Directors Plan is administered by a committee made up of at least two members of the Board of Directors. The exercise price per share of any option granted under the Directors Plan shall not be less than the fair market value of such shares on the date of grant. Eligible directors include all members of the Board of Directors who are not also employees of the Company or any parent or subsidiary of the Company. Options expire five years from the date of grant, subject to earlier termination in accordance with the terms of the Directors Plan. All rights to exercise options terminate two years following the date the optionee ceases to serve as a director of the Company with certain exceptions. At March 31, 2002 there were 740,001 Directors plan options outstanding and 146,665 options available for future grant.

           During fiscal 1996, the Company, with shareholder approval, granted aggregate stock options of 3,000,000 shares to new and continuing Directors and officers of the Company. The stock options were for a term up to five years and have vesting schedules based on different criteria including time qualifications and performance standards. The Company included the underlying shares in its Form S-1 Registration Statement that has been declared effective by the Securities and Exchange Commission on October 6, 1997.

           During the fiscal year ended March 31, 2002 the Company issued options in accordance with the Directors Plan as follows: 120,000 shares at $0.08 to Derek Dunaway. Mitchell Klein is eligible to receive options under the Directors Plan; however, these options have not been issued.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, to the best knowledge of the Company, as of July 23, 2002, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company,
(2) beneficial ownership of shares of the Company's common stock by each director and named executive; and (3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

           Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

           Based upon the aggregate of all shares of Common Stock issued and outstanding as of July 23, 2002 in addition to shares issuable upon exercise of options or warrants currently exercisable or becoming exercisable within 60 days following the date of this report and which are held by the individuals named on the table.



                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                                                                     % of
                                         Shares of                                         Total                    Common
                                         Common            Options/                        Beneficial                Stock
Name of Beneficial Owner                 Stock             Other                           Ownership            Outstanding(1)
-----------------------------------------------------------------------------------------------------------------------------------

Selway Partners LLC                             1,068,896       33,298,421  (2)(3)(4)            34,367,317                  39.9%
52 Forest Ave.                                                              (5)
Paramus, NJ 07652

Robert Little                                   2,000,725        1,099,597  (8)                   3,100,322                   5.9%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

Harrison Option Fund                            4,656,543                -                        4,656,543                   8.8%
c/o Betapoint Corporation
33 Scott Avenue
Nashua, NH 03062

Yaron I. Eitan, Director                                -       34,407,317  (6)(7)               34,407,317                  40.0%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

Henry F. Nelson, CEO                                    -                -                                -                   0.0%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

Francis X. Murphy, Director                             -          402,799  (6)                     402,799                   0.8%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

Derek Dunaway, Director                                 -       34,367,317  (7)                  34,367,317                  39.9%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

Mitchell Klein, Director                                -        4,656,543  (9)                   4,656,543                   8.8%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

All current directors and executive
  officers as a group                                   -       39,466,659  (6)(7)               39,466,659                  45.6%






(1) Computed on the basis of 52,761,299 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options, warrants, or rights to purchase common stock exercisable within 60 days of the date of this report or convertible debt which is presently convertible into Series A Preferred Stock at a conversion factor of $1.30 and such Series A Preferred Stock is then convertible into common stock on a one for two ratio, the additional shares of common stock which would be outstanding upon such exercise, purchase or conversion by such person or group.

(2) Includes 461,538 shares of common stock currently issuable upon exercise of preferred stock warrants followed by conversion into common stock.

(3) Includes 1,836,883 shares of common stock currently issuable upon conversion of $1.0 million subordinated convertible debt plus interest accrued through July 23, 2002.

(4) Includes 200,000 shares of common stock currently issuable upon exercise of a stock warrant.

(5) Includes an estimated 30,800,000 of common stock that could be issuable upon the conversion of $585,000 of convertible debt issued pursuant to a June 21, 2001 investment agreement and an additional $225,000 of convertible debt issued pursuant to an amended management agreement. The debt is convertible into 81,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock based upon a formula that is dependent upon the conversion of Series A Preferred Stock into common stock and the trading value of the Company's common stock at the date of conversion.

(6) Includes the following number of shares of common stock currently issuable upon exercise of stock options held by the following persons: Mr. Eitan 40,000 shares, Mr. Murphy 402,799 shares and all current officers and directors as a group 442,799 shares.

(7) Includes 34,367,317 shares deemed to be beneficially owned by Selway which Mr. Dunaway and Mr. Eitan are affiliated with. All current officers and directors as a group also includes the shares attributable to Selway.

(8) Includes 1,019,597 shares deemed to be beneficially owned by Mr. Little's wife.

(9) Includes 4,656,543 shares deemed to be beneficially owned by the Harrison Option Fund of which Mr. Klein is President and General Partner.


ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway Partners, LLC ("Selway") a technology holding company. The Company's chairman Yaron Eitan and Derek Dunaway, a director of the Company are deemed affiliates of Selway. The former chairman of the Company, Yoav Cohen was also deemed an affiliate of Selway. Selway was an existing shareholder of Lognet 2000, Inc. ("Lognet"). The Company acquired Lognet on May 24, 2000 in a stock for stock exchange. The June 2001 Agreement provides up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). The Company received an initial $250,000 from the financing on June 27, 2001 and has subsequently drawn down an additional $335,000 of the facility. The Company can draw on the remainder of the facility at the discretion of Selway, and upon attaining certain operating milestones. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures were originally payable at the earlier of June 15, 2002 or upon demand by the holder. The maturity date for the Debentures has subsequently been extended to September 1, 2002.

           The Series B Preferred is convertible at the option of the holder into Common Stock at a conversion price equal to (i) such number of shares of Common Stock as represents the "Current Value Percentage" (as defined) of total issued and outstanding Common Stock as of the date of conversion, plus (ii) such additional shares of Common Stock issuable after the date of conversion as may be necessary to maintain such Current Value Percentage upon the conversion of the 8% Preferred Stock and the Series A Preferred (issued in November 2000 to Selway and CIP Capital LP (see below)), or exercise of other convertible instruments.

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

           During the fiscal year ended March 31, 2001, INSCI had entered into several arrangements with Selway. At March 31, 2002, the repayment of a $304,000 promissory note issued to the Pennsylvania Business Bank ("Bank") and recorded on the Company's balance sheet was guaranteed by Yaron Eitan and certain other stockholders, each of whom is jointly and severally liable on the promissory note. Subsequently, in May 2002, the Company entered into a financing agreement with Benefactor Funding Corp. to replace a prior lender, Prestige Capital Corporation. As part of the terms of the Benefactor financing, the Company was required to pay in full the sum of $285,000 to the Bank. Both Yaron Eitan, the Company's Chairman, and Selway guaranteed the debt due to the Bank as a result of an existing transaction prior to his becoming Chairman of the Company wherein the Company purchased the assets of Lognet. As a result of the payoff of the Pennsylvania Business Bank loan, the Company discontinued payments of the sum of $5,000 per month to Selway, which payments were made as a part of a restructure of the Pennsylvania Business Bank loan by the Company as Selway was required to guaranty the loan.

           The Company previously had a receivable financing arrangement with Prestige Capital Corporation ("Prestige") whereby the Company agreed to sell certain accounts receivable subject to limited recourse at a discount fee of up to 10% depending upon the length of time Prestige holds the receivable before collection. On March 8, 2001, Selway, entered into a Participation Agreement with Prestige whereby at Prestige's sole discretion Prestige may propose to assign to Selway one or more of the receivables that INSCI proposes to sell to Prestige, which Prestige would otherwise elect not to purchase. Selway may at its sole discretion agree to take an assignment on some or all of the receivables proposed for sale by Prestige. As consideration for this arrangement, Prestige retains one percent of the discount noted above and Selway will receive up to nine percent of the remaining discount as noted above. This agreement was cancelled during Fiscal 2002 and there were no outstanding amounts assigned to Selway under this agreement at March 31, 2002. Discounts earned by Selway on these assigned receivables totaled $11,500.

           Also during March 2001, Econium, Inc., an affiliate of Selway, earned an assistance fee of $110,000 in connection with the Company's March 1, 2001 sale of the majority of the assets of Lognet to Paynet Electronic Billing Ltd. a nonaffiliated privately owned company based in Haifa, Israel.

           In November 2000, INSCI closed $2.0 million of subordinated convertible debt financing ("Convertible Debt") with Selway and CIP Capital L.P. of Wayne, Pennsylvania ("CIP") (collectively the "Investors"). CIP also was a shareholder of Lognet. The Convertible Debt is convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per share. The Series A Preferred is in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Convertible Debt bears interest at prime plus 2 1/2 percent payable in cash or in additional shares of Series A Preferred, at the option of the Investors, and is secured by a subordinated lien on all of INSCI's assets. Unless previously converted into shares of Series A Preferred, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors.

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

           During November 2000, INSCI entered into a Management Consulting Agreement for a term of three years with Selway Management, Inc., an affiliate of Selway. During Fiscal 2001, Selway's $100,000 in management fees payable under this agreement was satisfied by the issuance of 164,385 shares of the Company's common stock to Selway. In connection with the Agreement, the Company amended its Management Agreement with Selway. The amended management agreement reduced the monthly management fee from $20,000 per month to $15,000 per month. The monthly management fee is payable at the option of Selway in either cash or additional subordinated convertible debentures ("Management Debentures"). During Fiscal 2002, the Company satisfied $20,000 in management fees by the issuance of 60,953 shares of the Company's stock to Selway. Pursuant to the amended management agreement $150,000 of management fees were satisfied by the issuance of $150,000 of Management Debentures to Selway during Fiscal 2002. The Management Debentures have terms similar to the Debentures except for the Series B Preference Amount. The Management Debentures do not reduce the total amount available to the Company under the Agreement.

           INSCI engaged Emerging Technology Ventures, Inc. ("ETVI") to manage acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), President of ETVI, is also a director of INSCI. ETVI was paid a monthly retainer of $6,000 through December 2000. Additionally, during Fiscal 2001, ETVI earned fees of $168,750 related to the acquisition of Lognet 2000, Inc. At March 31, 2002, approximately $96,000 remained as an outstanding liability.

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

           The Company, as of the current date, has not issued any of the Common Stock purchase warrants to Landsbury, nor has the Company issued any of the stock options to Ms. Frank. The Company has requested from Ms. Frank and Landsbury a release of any of the Company's obligations to Landsbury and/or Ms. Frank; however, there is no assurance that either Ms. Frank or Landsbury will provide general releases. As of the date of these financial statements, neither Ms. Frank nor Landsbury have notified the Company of any claims against the Company.

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


Dated August 26, 2002

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

INDEX OF EXHIBITS

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB/A, as indicated below (footnote explanations are at end of Index):

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

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED FINANCIAL STATEMENTS
                                                                          PAGE

Reports of Independent Public Accountants                                  F-2

Consolidated Balance Sheet as of March 31, 2002                            F-4

Consolidated Statements of Operations for the Years Ended
           March 31, 2002 and 2001                                         F-5

Consolidated Statements of Stockholders' Equity (Deficit)
           for the Years Ended March 31, 2002 and 2001                     F-6

Consolidated Statements of Cash Flows for the Years Ended
           March 31, 2002 and 2001                                         F-7

Notes to Consolidated Financial Statements                                 F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
INSCI Corp.


We have audited the accompanying consolidated balance sheet of INSCI Corp. as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INSCI Corp. as of March 31, 2002 and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations in prior years, has a net capital deficit and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        /s/ Goldstein and Morris
                                                        ------------------------

New York, New York
June 28, 2002, except for Note 11,
as to which the date is August 21, 2002

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


                                                       /s/ Arthur Andersen LLP
                                                       -----------------------



Boston, Massachusetts
June 13, 2001, (except with respect
to the matter discussed in Notes 1 and 15, as to which the date is June 27, 2001)



                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                    (in thousands, except per share amounts)


ASSETS
Current assets:
      Cash                                                                    $    412
      Accounts receivable, net of allowance for
          doubtful accounts of $100                                              1,269
      Prepaid expenses and other current assets                                    126
                                                                              --------
          Total current assets                                                   1,807
Property and equipment, net                                                        257
Other assets                                                                       175
                                                                              --------

                                                                              $  2,239
                                                                              ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                   $  3,466
      Note payable, Bank                                                           304
      Deferred revenue                                                           1,483
      Convertible debt                                                           2,740
                                                                              --------
          Total current liabilities                                              7,993
                                                                              --------
Commitments and contingencies (Note 11)
Series A Convertible Redeemable Preferred Stock, $.01 par value,
         authorized 4,308 shares: issued none                                      --
Series B Convertible Redeemable Preferred Stock, $.01 par value,
         authorized 100 shares: issued none                                        --
Stockholders' deficit:
      Convertible preferred stock, $.01 par value, authorized 5,592 shares:
         8% Convertible redeemable preferred stock, 80 shares issued and
             outstanding, no liquidation preference                                  1
      Common stock, $.01 par value, authorized 185,000 shares: issued and
         outstanding 52,647 shares                                                 526
      Additional paid-in capital                                                47,019
      Accumulated deficit                                                      (53,300)
                                                                              --------
          Total stockholders' deficit                                           (5,754)
                                                                              --------
                                                                              $  2,239
                                                                              ========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                   INSCI Corp.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years ended March 31, 2002 and 2001
                    (in thousands, except per share amounts)

                                                             2002        2001
                                                           --------   ---------

Revenue
      Product                                              $  2,799    $  4,043
      Services                                                5,684       5,972
                                                           --------    --------
         Total revenue                                        8,483      10,015
                                                           --------    --------

Cost of revenue
      Product                                                   133       1,040
      Services                                                1,688       3,124
                                                           --------    --------
          Total cost of revenue                               1,821       4,164
                                                           --------    --------

Gross profit                                                  6,662       5,851
                                                           --------    --------

Expenses
      Sales and marketing                                     2,019       3,240
      Product development                                     1,727       5,751
      General and administrative                              2,097       4,939
      Restructuring and other charges                           --        8,916
                                                           --------    --------
                                                              5,843      22,846
                                                           --------    --------

Operating income (loss)                                         819     (16,995)

Interest expense, net                                          (451)       (526)
                                                           --------    --------

Net income (loss)                                               368     (17,521)

Preferred stock dividend                                       (213)       (277)
                                                           --------    --------

Net income (loss) attributable to common shareholders      $    155    $(17,798)
                                                           ========    ========


Basic and diluted earnings (loss) per common share         $  0.004    $ (1.162)
                                                           ========    ========

Weighted average shares outstanding: basic and diluted       35,205      15,319
                                                           ========    ========






                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                   INSCI CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED MARCH 31, 2002 AND 2001
                    (in thousands, except per share amounts)


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
                                      ========    ========    ========   ========   ========    ========    ========    ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                   INSCI Corp.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2002 and 2001
                    (in thousands, except per share amounts)

                                                                          2002        2001*
                                                                        --------   ----------

Cash flows from operating activities:
      Net income (loss)                                                 $    368    $(17,521)

     Reconciliation of net income (loss) to net cash used in
       operating activities:
          Depreciation and amortization                                      294         691
          Noncash restructuring  and other charges                          --         7,045
          Amortization of other assets                                      --           921
          Convertible debentures issued for services                         278        --
          Stock options and warrants issued for services and expenses       --           375
          Stock issued for services                                           22         113
          Changes in assets and liabilities:
               Accounts receivable                                           193       1,226
               Prepaid expenses and other current assets                      36         (44)
               Other assets                                                   60         259
               Accounts payable and accrued expenses                      (1,511)        931
               Deferred revenue                                              (38)        375
                                                                        --------    --------

Net cash used in operating activities                                       (298)     (5,629)
                                                                        --------    --------

Cash flows from investing activities:
               Capital expenditures                                          (11)       (468)
               Proceeds from sale of fixed assets                             19        --
               Net proceeds from sale of Lognet assets                      --           135
               Cash acquired upon purchase of Lognet, net of
                    acquisition costs                                       --         2,845
                                                                        --------    --------

Net cash provided by investing activities                                      8       2,512
                                                                        --------    --------

Cash flows from financing activities:
               Net (repayments) proceeds on short-term debt                 (220)       (424)
               Proceeds from convertible debt                                462       2,000
               Payment of dividend on 8% preferred stock                    --           (70)
               Proceeds from exercise of options and warrants               --           160
                                                                        --------    --------

Net cash provided by financing activities                                    242       1,666
                                                                        --------    --------

Net decrease in cash                                                         (48)     (1,451)
Cash at beginning of year                                                    460       1,911
                                                                        --------    --------

Cash at end of year                                                     $    412    $    460
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

      EARNINGS (LOSS) PER COMMON SHARE

           Basic earnings (loss) per common share was computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the year ended March 31, 2002, approximately 10.0 million shares from stock options, warrants and convertible debt were excluded because their exercise price exceeded market value and approximately 30.0 million shares from convertible debt are not included due to their anti-dilutive effect. For the year ended March 31, 2001, 11.0 million shares from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.

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

           INSCI has not experienced significant losses relating to collection of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers. As of March 31, 2002, the Company has greater than 10% of the outstanding accounts receivable concentrated with two individual customers (see Note 14).

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

           Property and equipment at March 31, 2002 consists of the following (in thousands):


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

           (3) INSCI entered into a Management Consulting Agreement for a term of three years with Selway Management, Inc., an affiliate of Selway. During Fiscal 2001, $100,000 in management fees payable under this agreement were satisfied by the issuance of 164,385 shares of the Company's common stock to Selway. The Company satisfied $20,000 in management fees for April 2001 by the issuance of 60,953 shares of the Company's common stock to Selway. The agreement was revised effective May 1, 2001. Management fees totaling $165,000 in Fiscal 2002 were paid by issuance of convertible debentures. Selway is an affiliate of INSCI in that two of INSCI's five board of directors' members are affiliated with Selway.

NOTE 5 -- NOTE PAYABLE, BANK

           The note payable's extended maturity date is October 1, 2002. The note requires monthly principal payments of $10,000 plus interest at 2% over prime, with a minimum rate of 9% per annum. The note was satisfied in May 2002 from the proceeds from a financing agreement. Pursuant to the terms of the agreement, the Company will receive 80% of the face amount of the accepted account and will be charged a commission equal to 2.25% of the accepted amount. The financing agreement is secured by the Company's assets and accounts receivable. The Company agreed upon an early termination of a prior financing agreement so that it could enter into this new agreement.

NOTE 6 -- CONVERTIBLE DEBT

           During November 2000, INSCI closed $2.0 million of subordinated convertible debt financing ("Convertible Debt") with Selway Partners, LLC and CIP Capital L.P (the "Investors"), shareholders of the company.


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

           During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway, a related party. The Agreement provides up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). The Company has received $570,000 through Fiscal 2002. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share which are convertible into shares of common stock of the Company, as defined in the agreement. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder. An amendment to the Agreement extends the maturity date of the Debentures to September 1, 2002.

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

           The Convertible Debt has a number of covenant requirements and also contains certain registration rights. The Company has not complied with some of these covenants and may be deemed in default. As of the date of these financial statements, the Investors have not declared a default, but Selway has not waived its rights, and there can be no assurance that the Company will not be declared in default in the future. In the event a default was declared which was uncured, the Investors could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. In the event of a default, the entire $2,740,000 of convertible debt will be in default as to the terms of the agreement. Accordingly, the Company has classified the principal as current in the accompanying consolidated balance sheet.

           The Company is negotiating to restructure the terms of its related party convertible debt, which if agreed to, will allow the Company to reclassify some of the debt to long-term.


NOTE 7 - INCOME TAXES

           For the year ended March 31, 2002, income taxes of $148,000 were offset by net operating loss carryforwards. At March 31, 2002, INSCI has net operating loss ("NOL") carryforwards of approximately $31,550,000, which expire in various years through 2021, available to offset future taxable income. At March 31, 2002, INSCI had a deferred tax asset amounting to approximately $12,620,000. The deferred tax asset consists primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

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

           (f) The following are summaries of the Company's stock warrant activity:


COMMON STOCK WARRANTS                                                 Number              Weighted           Expiration
---------------------                                                of Shares         Average Price            Date
                                                                -------------------- ------------------- --------------------

Balance March 31, 2000                                                     530,936         $4.12            Oct 03-Dec 04
          Issued                                                           557,268         $0.85            Dec 02-Jan 06
                                                                --------------------
Balance March 31, 2001                                                   1,088,204         $2.45            Dec 02-Jan 06
          Issued                                                          --
                                                                --------------------
Balance March 31, 2002                                                   1,088,204         $1.40            Dec 02-Jan 06
                                                                ====================

SERIES A PREFERRED STOCK WARRANTS                                     Number              Weighted           Expiration
---------------------------------                                   of Shares           Average Price            Date
                                                                -------------------- ------------------- --------------------
Balance March 31, 2000                                                        -               -
          Issued                                                           461,538         $1.44               Nov 02-Jan 03
                                                                --------------------
Balance March 31, 2001                                                     461,538         $1.44               Nov 02-Jan 03
          Issued                                                            --
                                                                --------------------
Balance March 31, 2002                                                     461,538         $1.44               Nov 02-Jan 03
                                                                ====================


           (g) In December 2001, the shareholders approved a resolution, which amended the Company's certificate of incorporation to increase the number of authorized common shares from 40 million to 185 million.



NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Year ended March 31,
                                                 2002                    2001
                                               -------------- ----------------

Cash paid for interest (in thousands)                  $ 142            $ 601
                                               ============== ================

Noncash investing and financing activities:

           During fiscal 2002 and 2001, the Company issued 36,131,105 and 337,082 shares, respectively, of its common stock for the conversion of its 8% Convertible Redeemable Preferred Stock.

           During fiscal 2002 and 2001, the Company issued 1,111,387 and 227,127 shares, respectively, of its 8% Convertible Redeemable Preferred Stock in payment of the dividends on this stock.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

           The Company is a defendant in an action commenced by one of its vendors for non-payment in the amount of $588,000. The Company also has claims against it by several other vendors in the aggregate amount of $73,000. Both these amounts have been included in the liabilities of the Company. The Company is contesting the action and claims and is asserting a number of affirmative defenses on its behalf. The outcome of these proceedings cannot be determined with certainty.

           In August 2002, the Company reached a tentative resolution, subject to a formal executed agreement, to settle the action by payment of approximately $400,000. If consummated upon these terms, the Company will report a gain on troubled debt restructuring of approximately $225,000, less applicable legal costs, in the second quarter of the current fiscal year.

           It is the opinion of management that an unfavorable final determination of the action and claims will have a material adverse effect on the Company's business, financial position and operating results. The Company may either voluntarily or involuntarily seek protection under the Federal Bankruptcy law.



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

NOTE 12 - EMPLOYEE BENEFIT PLAN

           INSCI maintains a defined contribution plan for the benefit of the Company's eligible employees pursuant to Section 401(K) of the Internal Revenue Code. Contributions to the Plan by the Company will be made at its sole discretion. Participants may also make contributions to the Plan. The Company did not make any contributions to the Plan for fiscal years 2002 and 2001.

NOTE 13 - STOCK OPTION PLANS

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


                                                       Fiscal 2002   Fiscal 2001
                                                       -----------   -----------
Net income (loss) applicable to common shareholders:
  As reported                                               155         (17,798)
  Pro forma                                                 147         (19,242)

Basic and diluted earnings (loss) per share:
  As reported                                             0.004          (1.162)
  Pro forma                                               0.004          (1.256)






The fair value of each option grant is calculated using the following weighted average assumptions:

                                                 FISCAL 2002      FISCAL 2001
                                                 -----------      -----------
Expected life (years)                                    5               5
Interest rate                                            5.00%           5.47%
Volatility                                           226.00%         112.00%
Dividend yield                                           0               0

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

NOTE 14 - SEGMENT AND CUSTOMER INFORMATION

           For the year ended March 31, 2002, sales made to two customers accounted for approximately 22% and 12% of the Company's total revenues. Amounts due from these customers were approximately 33% and 20% of the accounts receivable balance as of March 31, 2002. For the year ended March 31, 2001, sales made to two customers accounted for approximately 14% and 18% of the Company's total revenues. Amounts due from these customers were approximately 15% and 34% of the accounts receivable balance as of March 31, 2001. A decline in revenues from these customers in future periods could materially effect our revenues and operating results.

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
                                              =============== =================

NOTE 15 - RESTRUCTURING AND OTHER CHARGES

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

NOTE 16 - FINANCIAL STATEMENT PRESENTATION

           Certain amounts in the Fiscal 2001 Consolidated Statements of Cash Flows have been reclassified to conform to the Fiscal 2002 presentation.