Form 10QSB
period 2002-09-30
INSCI CORP
filed 2002-11-14
CIK 878612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended:September 30, 2002

[  ]  Transition report pursuant to Section 13 or 15d of the Securities Exchange
      Act of 1934 For the Transition period
      from                     to
          --------------------    ---------------------------

                         Commission file number: 1-12966

                                   INSCI CORP.
                     (formerly insci-statements.com, corp.)
             (Exact name of registrant as specified in its charter)

              DELAWARE                                06-1302773
-----------------------------------          ----------------------------------
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

Yes   X     No  __
     ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                          OUTSTANDING NOVEMBER 12, 2002
-------------------                          -----------------------------
Common Stock, par value $.01                           52,761,299

Transitional Small Business Disclosure Format (check one)
Yes  ___   No X
              -

                                   INSCI CORP.

                                      INDEX

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 2002                 3

           Consolidated Statements of Operations for the Three Months
               and Six Months Ended September 30, 2002 and 2001                4


           Consolidated Statements of Cash Flows for the Six Months            5
               Ended September 30, 2002 and 2001

           Consolidated Statement of Stockholders's Deficit for the            6
               Six Months Ended September 30, 2002

           Notes to Financial Statements                                       7

Item 2.    Management's Discussion and Analysis or Plan of Operation          11


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  15

Item 2.    Change in Securities                                               16

Item 3.    Defaults Upon Senior Securities                                    16

Item 4.    Submission of Matters to a Vote of Security Holders                16

Item 5.    Other Information                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                   16

           Signature                                                          16




                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


ASSETS
  Current assets:
    Cash                                                                    $    679
    Accounts receivable, net of allowance for doubtful accounts of $37         1,757
    Prepaid expenses and other current assets                                    205
                                                                            --------

        Total current assets                                                   2,641
  Property and equipment, net                                                    230
  Other assets                                                                   172
                                                                            --------

                                                                            $  3,043
                                                                            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Accounts payable and accrued expenses                                   $  2,946
    Advances against receivables sold with recourse                              428
    Deferred revenue                                                           1,703
    Convertible debt                                                           2,840
                                                                            --------

        Total current liabilities                                              7,917
                                                                            --------
  Long term debt                                                                 164
                                                                            --------
  Commitments and contingencies
  Series A Convertible Redeemable Preferred Stock, $.01 par value,
    authorized 4,308 shares: issued none                                        --
  Series B Convertible Redeemable Preferred Stock, $.01 par value,
    authorized 100 shares: issued none                                          --
  Stockholders' deficit:
    Convertible Preferred Stock, $.01 par value, authorized 5,592 shares:
      8% Convertible Redeemable Preferred Stock, 74 shares issued and
        outstanding, no liquidation preference                                     1
    Common Stock, $.01 par value, authorized 185,000 shares: issued and
      Outstanding 52,761 shares                                                  527
    Additional paid-in capital                                                47,018
    Accumulated deficit                                                      (52,584)
                                                                            --------

      Total stockholders' deficit                                             (5,038)
                                                                            --------

                                                                            $  3,043
                                                                            ========







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.




                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                           Three months ended      Six months ended
                                              September 30,          September 30,
                                             2002       2001        2002        2001
                                             ----       ----        ----        ----

Revenue
  Product                                  $  1,021    $    844    $  1,814    $  1,780
  Services                                    1,259       1,379       2,736       2,928
                                           --------    --------    --------    --------
    Total revenue                             2,280       2,223       4,550       4,708
                                           --------    --------    --------    --------

Cost of revenue
  Product                                        22          54          87          86
  Services                                      323         455         656         914
                                           --------    --------    --------    --------
    Total cost of revenue                       345         509         743       1,000
                                           --------    --------    --------    --------

Gross profit                                  1,935       1,714       3,807       3,708
                                           --------    --------    --------    --------

Expenses
  Sales and marketing                           516         480       1,026       1,103
  Product development                           468         401         915         994
  General and administrative                    497         550       1,034       1,353
                                           --------    --------    --------    --------
                                              1,481       1,431       2,975       3,450
                                           --------    --------    --------    --------

Operating income                                454         283         832         258
Interest expense, net                          (174)       (106)       (308)       (216)
                                           --------    --------    --------    --------

Income before extraordinary item                280         177         524          42
Extraordinary item - Gain from
  extinguishment of certain debt                192        --           192          --
                                           --------    --------    --------    --------

Net income                                 $    472    $    177    $    716    $     42
                                           ========    ========    ========    ========


Basic earnings (loss) per common share
  Income before extraordinary item         $  0.005    $  0.003    $  0.010    $ (0.011)
  Extraordinary item                          0.004         --        0.003          --
                                            --------    --------    --------    --------

  Total                                    $  0.009    $  0.003    $  0.013    $ (0.011)
                                           ========    ========    ========    ========

Diluted earnings (loss) per common share
  Income before extraordinary item         $  0.003    $  0.001    $  0.006    $ (0.011)
  Extraordinary item                          0.002          --       0.002          --
                                            --------    --------    --------    --------

  Total                                    $  0.005    $  0.001    $  0.008    $ (0.011)
                                           ========    ========    ========    ========

Weighted average shares outstanding:
  Basic                                      54,177      16,332      54,177      16,230
                                           ========    ========    ========    ========

  Diluted                                    95,713      53,325      94,533      16,230
                                           ========    ========    ========    ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.



                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                              Six months ended
                                                                September 30,
                                                                2002     2001*
                                                                ----     ----

Cash flows from operating activities:
  Net income                                                   $ 716      $  42
  Reconciliation of net income to net cash
    used in  operating activities:
    Depreciation and amortization                                 82        174
    Convertible debentures issued for services                   100         30
    Stock issued for services                                     --         20
    Gain from extinguishment of certain debt                    (192)        --
    Changes in assets and liabilities:
      Accounts receivable                                       (488)      (131)
      Prepaid expenses and other current assets                  (79)       (53)
      Other assets                                                 3         75
      Accounts payable and accrued expenses                     (115)      (710)
      Deferred revenue                                           220        247
                                                               -----      -----

Net cash provided by (used in) operating activities              247       (306)
                                                               -----      -----

Cash flows from investing activities:
  Capital expenditures                                           (55)        (5)
  Proceeds from sale of fixed assets                              --         17
                                                               -----      -----

Net cash (used in) provided by investing activities              (55)        12
                                                               -----      -----

Cash flows from financing activities:
  Repayments on short term debt                                 (304)      (170)
  Net advances (repayments) from sale of receivables             379        (48)
  Proceeds from convertible debt                                  --        315
                                                               -----      -----

Net cash provided by financing activities                         75         97
                                                               -----      -----

Net increase (decrease)  in cash                                 267       (197)
Cash at beginning of period                                      412        460
                                                               -----      -----

Cash at end of period                                          $ 679      $ 263
                                                               =====      =====


  *  Reclassified for comparative purposes






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.



                                   INSCI CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       SIX MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                                                 Additional   Accum-
                                       Preferred Stock          Common Stock       Paid-in    ulated
                                      Shares      Amount       Shares    Amount    Capital    Deficit      Total
                                      ------      ------       ------    ------    -------    -------      -----


BALANCE, MARCH 31, 2002                    80    $      1     52,647   $    526   $ 47,019    $(53,300)   $ (5,754)
  8% preferred stock conversion to
    common stock                           (6)       --          114          1         (1)       --          --
Net income                               --          --         --         --         --           716         716
                                     --------    --------   --------   --------   --------    --------    --------

BALANCE, SEPTEMBER 30, 2002                74    $      1     52,761   $    527   $ 47,018    $(52,584)   $ (5,038)
                                     ========    ========   ========   ========   ========    ========    ========






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NATURE OF BUSINESS AND BASIS OF PRESENTATION

           The consolidated financial statements included in this report have been prepared by INSCI Corp., (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002. The results of the three months and six months ended September 30, 2002 may not be indicative of the results that may be expected for the year ended March 31, 2003.

           INSCI Corp., formerly known as insci-statements.com, corp. ("INSCI") develops and provides software for electronic document distribution, storage and presentment.

           The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company, however, has sustained operating losses in prior years and has a working capital deficit and an accumulated deficit as of September 30, 2002, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations, as well as the achievement and maintenance of a level of profitable operations. Management believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations and cash flows for the three months and six months ended September 30, 2002 and 2001.

           The accompanying consolidated financial statements for the three months and six months ended September 30, 2002 and 2001 include the operations of INSCI and its wholly-owned subsidiary, Lognet 2000, Inc. ("Lognet"). The consolidated financial statements also include the Company's wholly-owned subsidiaries, InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC"), and INSCI (UK) Limited which are no longer active effective with the end of the second quarter of fiscal 2001. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

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

EARNINGS (LOSS) PER COMMON SHARE

           Basic earnings (loss) per common share was computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the three months and six months ended September 30, 2002, approximately 9.4 million shares from stock options, warrants and convertible securities were excluded because their exercise price exceeded market value. For the three months ended September 30, 2001, approximately 9.8 million shares from stock options, warrants and convertible securities were excluded because their exercise price exceeded market value. For the six months ended September 30, 2001, 46.8 million shares from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.



The income (loss) used in determining basic and diluted                THREE MONTHS ENDED          SIX MONTHS ENDED
  earnings (loss) per share consisted of the following:                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                     2002          2001          2002           2001
                                                                  ---------     ----------    ---------       ---------
BASIC
     Net income                                                     $ 472         $ 177          $ 716          $  42
     Preferred Stock Dividend                                        --            (124)          --             (213)
                                                                    -----         -----          -----          -----
                                                                    $ 472         $  53          $ 716          $(171)
                                                                    =====         =====          =====          =====

DILUTED
     Net income                                                     $ 472         $ 177          $ 716          $  42
     Interest expense for Convertible debt with Series B
       Convertible Redeemable Preferred Stock                          29          --               57           --
     Preferred Stock Dividend                                        --            (124)          --             (213)
                                                                    -----         -----          -----          -----
                                                                    $ 501         $  53          $ 773          $(171)
                                                                    =====         =====          =====          =====

A reconciliation from the number of shares used in the basic earnings (loss) per share computation to the number of shares used in the diluted earnings per share computation is as follows:

Weighted average shares of common stock outstanding
  during the period - Basic                                        54,177        16,332         54,177         16,230
Series A Convertible Redeemable Preferred Stock                      --          23,499          --               --
Weighted average common equivalent shares due to
  stock options and warrants                                         --            --            --               --
Convertible debt with Series A Convertible Redeemable
  Preferred Stock                                                    --            --            --               --
Convertible debt with Series B Convertible Redeemable
  Preferred Stock                                                  41,536        13,494         40,356            --
                                                                  -------       -------        -------         ------
Weighted average shares of common stock outstanding
  during the period - Diluted                                      95,713        53,325         94,533         16,230
                                                                  =======       =======        =======         ======

SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

           For the six months ended September 30, 2002, sales to two of our customers represented 14% and 11% of total revenues. For the six months ended September 30, 2001, INSCI received 17% and 11% of its total revenues from two of its customers. For the three months ended September 30, 2002, sales to one of our customers represented 29% of total revenues. For the three months ended September 30, 2001, INSCI received 15% and 13% of its total revenues from two of its customers. One of these customers accounted for 39% of the Company's accounts receivable at September 30, 2002. A decline in revenues from any of these customers in future quarters could materially affect the revenues, operating results and liquidity of the Company.

The Company operates as a single reportable segment as a developer and seller of software for electronic document distribution, storage and presentment.

Revenue was derived from customers in the following geographic areas (in thousands)

                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                  SEPTEMBER 30,                        SEPTEMBER 30,
                             2002               2001              2002               2001
                          ------------- --- -------------     -------------- --- -------------

North America                  $ 2,069            $1,859            $ 4,111           $ 4,048
Europe                             148               170                248               343
South America                       30               153                120               248
Asia                                33                41                 71                69
                          -------------     -------------     --------------     -------------
                               $ 2,280           $ 2,223            $ 4,550           $ 4,708
                          =============     =============     ==============     =============


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

CONVERTIBLE DEBT

           During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway Partners, LLC ("Selway"), an affiliate of the Company. The Agreement provides up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). The Company has received $585,000 through September 30, 2002. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share which are convertible into shares of common stock of the Company, as defined in the agreement. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder. Amendments to the Agreement extend the maturity date of the Debentures to December 31, 2002.

           The independent members of the Board of Directors of the Company authorized the Agreement, and the two Selway-designated Directors did not negotiate the terms of the agreement or participate in the vote by the Company's Board to proceed with the transaction.

           In connection with the Agreement, the Company amended its Management Agreement with Selway Management, Inc. The amended management agreement reduced the monthly management fee from $20,000 per month to $15,000 per month. The monthly management fee is payable at the option of Selway in either cash or additional subordinated convertible debentures ("Management Debentures"). The Company satisfied $255,000 of management fees by the issuance of Management Debentures to Selway Management, Inc. as of September 30, 2002. The Management Debentures have terms similar to the Debentures except for the Series B Preference Amount. The Management Debentures do not reduce the total amount available to the Company under the Agreement.

           The Convertible Debt has a number of covenant requirements and also contains certain registration rights. The Company has not complied with certain covenants pertaining to Selway's registration rights and may be deemed in default. As of the date of these financial statements, the Investors have not declared a default, but Selway has not waived its rights, and there can be no assurance that the Company will not be declared in default in the future. In the event a default was declared which was uncured, the Investors could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. In the event of a default, the entire $2,840,000 of convertible debt will be in default as to the terms of the agreement. Accordingly, the Company has classified the principal as current in the accompanying consolidated balance sheet.

EXTRAORDINARY ITEM

           In September 2002, the Company agreed to a settlement of an action for nonpayment pursuant to the terms of a capital lease. The equipment acquired under the capital lease was written off as part of the restructuring charge in the quarter ended September 30, 2000. The settlement resulted in an extraordinary gain of $192,000 ($0.004 and $0.003 per share, respectively, for the three months and six months ended September 30, 2002). The Company has not provided any income taxes related to this gain because of net operating loss carryforwards. The deferred tax asset consisting of net operating loss carryforwards has been fully offset by a valuation allowance for the same amount.

LONG TERM DEBT

           Pursuant to a settlement agreement, the Company incurred an obligation to pay the sum of $225,000 over a 48 month term. As of September 30, 2002, future payments under the terms of the obligation are as follows:

           Fiscal year ending:

           March 31, 2003                   $ 28
           March 31, 2004                     56
           March 31, 2005                     56
           March 31, 2006                     56
           Thereafter                         24
                                         --------

                                             220
           Less current portion               56
                                         --------

                                            $164
                                         ========

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                       SIX MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                       2002          2001
                                                                   ------------- --------------

Cash paid for interest                                                    $ 128          $ 114
Noncash financing activities:
  Common Stock issued for the conversion of 8% Convertible
    Redeemable Preferred Stock                                              114             41
  8% Convertible Redeemable Preferred Stock issued as dividends               -            383
  Conversion of trade payable to long term debt                             169              -

CONTINGENCIES

LEGAL PROCEEDINGS

           The Company was a defendant in an action commenced by one of its vendors for non-payment in the aggregate amount of $588,000. In September 2002, the action was settled for the sum of $390,000. The gain from extinguishment of debt is reported as an extraordinary item on the Company's Consolidated Statement of Operations. The settlement includes the sum of $165,000 paid on execution of the settlement agreement and the balance of $225,000 is payable over 48 months, of which the long term portion is reported as long term debt on the Company's Consolidated Balance Sheet.

FINANCIAL STATEMENT PRESENTATION

           Certain amounts in the Statement of Cash Flows for the six months ended September 30, 2001 have been reclassified to conform to the presentation for the six months ended September 30, 2002.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion of management's analysis of operations for the three months ("Second Quarter of Fiscal 2003") and six months ("First Half of Fiscal 2003") ended September 30, 2002 and the three months ("Second Quarter of Fiscal 2002") and six months ("First Half of Fiscal 2002") ended September 30, 2001, and discussion of financial condition at September 30, 2002, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

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

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2002, the Company had an accumulated deficit of $52.6 million and a working capital deficit of $5.3 million.

           Additional sources of capital, such as additional debt or equity offerings, may be necessary to fund our currently proposed activities for future periods. There can be no assurances, however, that we will be successful in obtaining funds from any such sources or be qualified to draw down on the convertible debt facility. There exists substantial doubt about the Company's ability to continue as a going concern.

COMPARISON OF RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                       2002             2001            2002             2001
                                         %               %               %                %
                                     ----------- --- -----------     ----------- ---- -----------
Revenue
  Product                                  45                38             40                38
  Services                                 55                62             60                62
                                     -----------     -----------     -----------      -----------
    Total revenue                         100               100            100               100
                                     -----------     -----------     -----------      -----------
Cost of revenue
  Product                                    1                2               2                2
  Services                                  14               21              14               19
                                     -----------     -----------     -----------      -----------
    Total cost of revenue                   15               23              16               21
                                     -----------     -----------     -----------      -----------
Gross profit                                85               77              84               79
                                     -----------     -----------     -----------      -----------
Expenses
  Sales and marketing                       23               21              23               23
  Product development                       20               18              20               21
  General and administrative                22               25              23               29
                                     -----------     -----------     -----------      -----------
    Total expenses                          65               64              66               73
                                     -----------     -----------     -----------      -----------
Operating income                            20               13              18                6
Interest expense, net                       (8)              (5)             (6)              (5)
                                     -----------     -----------     -----------      -----------
Income before extraordinary item            12                8              12                1
Extraordinary item                           9                -               4                -
                                     -----------     -----------     -----------      -----------
Net income                                  21                8              16                1
                                     ===========     ===========     ===========      ===========

SECOND QUARTER OF FISCAL 2003 AS COMPARED TO SECOND QUARTER OF FISCAL 2002:

REVENUE

           We develop, sell, install and support electronic document repository software with integrated internet, imaging, electronic distribution, presentation and archive (COLD) software for the enterprise level (high volume production) market. Sales to end-users generally include software, systems integration and consulting services including customization, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. We sell our products through a combination of a direct sales force and indirectly through VARs, distributors and sales alliances with companies including Unisys Corporation and Xerox Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

           Revenues for the Second Quarter of Fiscal 2003 totaled $2.3 million and increased by $57,000 (3%) compared to revenues of $2.2 million for the Second Quarter of Fiscal 2002.

           For the Second Quarter of Fiscal 2003 we received 29% of our total revenues from one of our customers. For the Second Quarter of Fiscal 2002 we received 15% and 13% of our total revenues from two of our customers. A decline in revenues from any of these customers in future quarters could materially affect the revenues, operating results and liquidity of the Company.

GROSS PROFIT

           Gross profit for the Second Quarter of Fiscal 2003 was $1.9 million and increased $221,000 (13%) compared to gross profit of $1.7 million for the prior year period. Gross margin improved from 77% for the Second Quarter of Fiscal 2002 to 85% for the current year period. The increase in gross profit is primarily due to a reallocation of personnel to focus on the development of new products as part of the Company's growth strategies implemented in Fiscal 2003.

SALES AND MARKETING

           Sales and marketing expenses for the Second Quarter of Fiscal 2003 were $516,000, an increase of $36,000 (8%) from the prior year period expenses of $480,000. This increase is the result of higher commission payments in the Second Quarter of Fiscal 2003.

PRODUCT DEVELOPMENT

           Product development expenses increased $67,000 (17%) from the Second Quarter of Fiscal 2002 level of $401,000 to $468,000 in the current year period. The increase reflects INSCI's focus on the development of new and improved product offerings as part of the Company's growth strategies implemented in the Second Quarter of Fiscal 2003.

GENERAL AND ADMINISTRATIVE

           General and administrative expenses were $497,000 for the Second Quarter of Fiscal 2003, a decline of $53,000 (10%) from the prior year period. This decline was due to decreased reliance on outside consultants, offset by management incentives earned on higher operating revenues in the Second Quarter of Fiscal 2003

INTEREST EXPENSE, NET

           Interest expense for the Second Quarter of Fiscal 2003 was $174,000, an increase of $68,000 (64%) from the prior year period. This increase was due to the higher level of borrowings in the current fiscal quarter.

FIRST HALF OF FISCAL 2003 AS COMPARED TO FIRST HALF OF FISCAL 2002:

REVENUE

           Revenues for the First Half of Fiscal 2003 totaled $4.6 million and decreased by $158,000 (3%) compared to revenues of $4.7 million for the First Half of Fiscal 2002.

           For the First Half of Fiscal 2003 we received 14% and 11% of our total revenues from two of our customers. For the First Half of Fiscal 2002 we received 17% and 11% of our total revenues from two of our customers. A decline in revenues from any of these customers in future quarters could materially affect the revenues, operating results and liquidity of the Company.

GROSS PROFIT

           Gross profit for the First Half of Fiscal 2003 was $3.8 million and increased $99,000 (3%) compared to gross profit of $3.7 million for the prior year period. Gross margin improved from 79% for the First Half of Fiscal 2002 to 84% for the current year period. The increase in gross profit is primarily due to a reallocation of personnel to focus on the development of new products as part of the Company's growth strategies implemented in Fiscal 2003.

SALES AND MARKETING

           Sales and marketing expenses for the First Half of Fiscal 2003 were $1,026,000, a decrease of $77,000 (7%) from the prior year period expenses of $1,103,000. This decrease reflects various cost reduction efforts enacted in the First Half of Fiscal 2002, offset by higher commission payments in the Second Quarter of Fiscal 2003.

PRODUCT DEVELOPMENT

           Product development expenses decreased $79,000 (8%) from the First Half of Fiscal 2002 level of $994,000 to $915,000 in the current year period. The decline was due to INSCI's reduced reliance on outside consultants and professional services, and the cost reduction efforts enacted during the First Half of Fiscal 2002. The decline is offset by INSCI's focus on the development of new and improved product offerings as part of the Company's growth strategies implemented in the First Half of Fiscal 2003.

GENERAL AND ADMINISTRATIVE

           General and administrative expenses were $1,034,000 for the First Half of Fiscal 2003, a decline of $319,000 (24%) from the prior year period. The decline was primarily due to the reduced reliance on outside consultants.

INTEREST EXPENSE, NET

           Interest expense for the First Half of Fiscal 2003 was $308,000, an increase of $92,000 (43%) from the prior year period. This increase was due to the higher level of borrowings in Fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 2002, the Company had $679,000 of cash and working capital deficit of $5.3 million in comparison to $412,000 of cash and working capital deficit of $6.2 million at March 31, 2002. Accounts receivable were $1.8 million at September 30, 2002 and $1.3 million at March 31, 2002.

The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                    2002                2001
                                                    ----                ----
Cash provided by (used in)
  Operating activities                           $  247              $ (306)
  Investing activities                              (55)                 12
  Financing activities                               75                  97
                                             ------------       -------------
    Net increase (decrease) in cash              $  267              $ (197)
                                             ============       =============

Cash at end of period                            $  679              $  263
                                             ============       =============

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

           As of September 30, 2002 we have $8.0 million in liabilities and $3.0 million in assets resulting in a shareholder deficit of $5.0 million. This deficiency, unless remedied, can result in us not being able to continue our business operations. We believe that our current business plan, if successfully implemented, may provide the opportunity for the Company to continue as a going concern. However, in the event that satisfactory arrangements cannot be made with creditors, we may be required to seek protection under the Federal Bankruptcy law.

           There can be no assurance, assuming that INSCI successfully raises additional funds or enters into a business alliance, that it will continue to maintain profitability and positive cash flow. If additional funds from such activities are not available, we will be required to significantly modify the implementation and execution of our business plan and may not be able to continue as a going concern or may be required to seek protection under the Federal Bankruptcy law. Our independent accountants issued an unqualified opinion for our fiscal year ended March 31, 2002 with an explanatory paragraph discussing the existence of substantial doubt about our ability to continue as a going concern.

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



PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company has settled an action commenced on May 17, 2002 by Key Corporate Capital (formerly Leasetec) ("Leasetec") in Worcester Superior
Court, Docket No. 02-1047C. The Leasetec claim was for capital lease payments as well as an action in replevin for the leased equipment. These claims were for the sum of $588,000 plus attorneys' fees and interest. The action was settled on September 10, 2002 for a total of $390,000, of which $165,000 was paid on execution of the settlement agreement, the remaining $225,000 is payable in 48 monthly payments of approximately $4,700. As collateral for the settlement, the Company signed an Agreement for Judgment in the amount of $588,000, which will be held in escrow by Leasetec's attorneys until the Company makes full payment. In the event the Company does not comply with the agreement, all amounts paid would be credited against the amount due. Upon the signing of the agreement, a Stipulation of Dismissal without prejudice was entered by the Court.



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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS.

                Exhibit 99.1, Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)        REPORTS ON FORM 8-K.

                A Current Report of Form 8-K was filed by the Company on October 2, 2002 dated September 10, 2002 which reported the Company entering into a settlement agreement with Key Corporate Capital, Inc. f/k/a Leasetec Corporation to settle a pending legal action for breach of an equipment lease agreement.





                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INSCI CORP.

Date: November 14, 2002           By:  /S/ HENRY F. NELSON
                                       -----------------------------------------
                                       Henry F. Nelson
                                       Chief Executive Officer, President and
                                       Chief Financial Officer