Form 10QSB
period 2002-12-31
INSCI CORP
filed 2003-02-14
CIK 878612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: December 31, 2002

[ ]  Transition report pursuant to Section 13 or 15d of the Securities
     Exchange Act of 1934 For the Transition period from         to
                                                        --------   ---------

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

Yes   X     No
     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      TITLE OF EACH CLASS                    OUTSTANDING FEBRUARY 12, 2002
   ---------------------------               -----------------------------
   Common Stock, par value $.01                       52,761,299

Transitional Small Business Disclosure Format (check one)
Yes       No X
   ----     ----

                                   INSCI CORP.

                                      INDEX

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of December 31, 2002                  3

        Consolidated Statements of Operations for the Three Months and
            Nine Months Ended December 31, 2002 and 2001                    4

        Consolidated Statements of Cash Flows for the Nine Months
            Ended December 31, 2002 and 2001                                5

        Consolidated Statement of Stockholders' Deficit for the
            Nine Months Ended December 31, 2002                             6

        Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis or Plan of Operation          12

PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                  16

Item 2. Change in Securities                                               17

Item 3. Defaults Upon Senior Securities                                    17

Item 4. Submission of Matters to a Vote of Security Holders                17

Item 5. Other Information                                                  17

Item 6. Exhibits and Reports on Form 8-K                                   17

        Signature                                                          17

                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (UNAUDITED)
                    (in thousands, except per share amounts)



ASSETS
  Current assets:
    Cash and cash equivalents                                                     $       1,608
    Accounts receivable, net of allowance for doubtful accounts of $37                    1,870
    Prepaid expenses and other current assets                                               203
                                                                                  -------------

        Total current assets                                                              3,681
  Property and equipment, net                                                               210
  Other assets                                                                              172
                                                                                  -------------

                                                                                  $       4,063
                                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Accounts payable and accrued expenses                                         $       2,888
    Advances against receivables sold with recourse                                         824
    Deferred revenue                                                                      1,923
    Convertible debt                                                                      2,870
                                                                                  -------------

        Total current liabilities                                                         8,505
                                                                                  -------------
  Long term debt                                                                            150
                                                                                  -------------
  Commitments and contingencies
  Series A Convertible Redeemable Preferred Stock, $.01 par value, authorized 4,308 shares: issued none
                                                                                              -
  Series B Convertible Redeemable Preferred Stock, $.01 par value, authorized 100 shares: issued none
                                                                                              -
  Stockholders' deficit:
    Convertible Preferred Stock, $.01 par value, authorized 5,592 shares:
      8% Convertible Redeemable Preferred Stock, 74 shares issued and outstanding, no liquidation preference
                                                                                              1
    Common Stock, $.01 par value, authorized 185,000 shares: issued and
      Outstanding 52,761 shares                                                             527
    Additional paid-in capital                                                           47,018
    Accumulated deficit                                                                 (52,138)
                                                                                  -------------

      Total stockholders' deficit                                                       (4,592)
                                                                                  -------------

                                                                                  $       4,063
                                                                                  =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                      Three months ended                        Nine months ended
                                                         December 31,                             December 31,
                                                   2002                 2001                2002                 2001
                                              ---------------      ---------------     ----------------     ---------------
Revenue
  Product                                     $         1,191      $           582     $          3,005     $         2,362
  Services                                              1,340                1,391                4,076               4,319
                                              ---------------      ---------------     ----------------     ---------------
    Total revenue                                       2,531                1,973                7,081               6,681
                                              ---------------      ---------------     ----------------     ---------------
Cost of revenue
  Product                                                  24                   41                  111                 127
  Services                                                290                  399                  946               1,313
                                              ---------------      ---------------     ----------------     ---------------
    Total cost of revenue                                 314                  440                1,057               1,440
                                              ---------------      ---------------     ----------------     ---------------
Gross profit                                            2,217                1,533                6,024               5,241
                                              ---------------      ---------------     ----------------     ---------------

Expenses
  Sales and marketing                                     575                  469                1,601               1,572
  Product development                                     514                  382                1,429               1,376
  General and administrative                              527                  531                1,561               1,884
                                              ---------------      ---------------     ----------------     ---------------
                                                        1,616                1,382                4,591               4,832
                                              ---------------      ---------------     ----------------     ---------------
Operating income                                          601                  151                1,433                 409
Interest expense, net                                    (155)                 (71)                (463)               (287)
                                              ---------------      ---------------     ----------------     ---------------
Income before extraordinary item                          446                   80                  970                 122

Extraordinary item - Gain from
  extinguishment of certain debt                            -                    -                  192                   -
                                              ---------------      ---------------     ----------------     ---------------

Net income                                    $           446      $            80     $          1,162     $           122
                                              ===============      ===============     ================     ===============

Basic earnings (loss) per common share
  Income before extraordinary item            $         0.008      $         0.001     $          0.018     $        (0.003)
  Extraordinary item                                        -                    -                0.003                   -
                                              ---------------      ---------------     ----------------     ---------------
  Total                                       $         0.008      $         0.001     $          0.021     $        (0.003)
                                              ===============      ===============     ================     ===============
Diluted earnings (loss) per common share
  Income before extraordinary item            $         0.005      $         0.001     $          0.011     $        (0.003)
  Extraordinary item                                        -                    -                0.002                   -
                                              ---------------      ---------------     ----------------     ---------------
  Total                                       $         0.005      $         0.001     $          0.013     $        (0.003)
                                              ===============      ===============     ================     ===============
Weighted average shares outstanding:
  Basic                                                54,177               54,177               54,177              28,879
                                              ===============      ===============     ================     ===============
  Diluted                                             102,929               92,483               99,151              28,879
                                              ===============      ===============     ================     ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                         Nine months ended
                                                                           December 31,
                                                                     2002                2001*
                                                                ---------------     ----------------

Cash flows from operating activities:
  Net income                                                    $         1,162     $            122
  Reconciliation of net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                           123                  260
    Convertible debentures issued for services                              130                  133
    Stock issued for services                                                 -                   20
    Gain from extinguishment of certain debt                               (192)                   -

    Changes in assets and liabilities:
      Accounts receivable                                                  (601)                  80
      Prepaid expenses and other current assets                             (77)                   -
      Other assets                                                            3                   61
      Accounts payable and accrued expenses                                (173)                (823)
      Deferred revenue                                                      440                   34
                                                                ---------------     ----------------
Net cash provided by (used in) operating activities                         815                 (113)
                                                                ---------------     ----------------
Cash flows from investing activities:
  Capital expenditures                                                      (76)                  (7)
  Proceeds from sale of fixed assets                                          -                   17
                                                                ---------------     ----------------
Net cash (used in) provided by investing activities                         (76)                  10
                                                                ---------------     ----------------
Cash flows from financing activities:
  Repayments on short term debt                                            (304)                (190)
  Repayments on long term debt                                              (14)                   -
  Net advances (repayments) from sale of receivables                        775                 (353)
  Proceeds from convertible debt                                              -                  427
                                                                ---------------     ----------------
Net cash provided by (used in) financing activities                         457                 (116)
                                                                ---------------     ----------------
Net increase (decrease) in cash                                           1,196                 (219)
Cash at beginning of period                                                 412                  460
                                                                ---------------     ----------------
Cash at end of period                                           $         1,608     $            241
                                                                ===============     ================


  *  Reclassified for comparative purposes


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       NINE MONTHS ENDED DECEMBER 31, 2002
                                   (UNAUDITED)

                                                                                       Additional       Accum-
                                 Preferred Stock              Common Stock               Paid-in        ulated
                            Shares         Amount        Shares        Amount          Capital        Deficit         Total
                         --------------  -----------  --------------  -----------  --------------  --------------  ---------------
BALANCE, MARCH 31, 2002              80  $         1          52,647  $       526  $       47,019  $      (53,300) $        (5,754)
  8% preferred stock
   conversion to
   common stock                      (6)           -             114            1              (1)              -                -

Net income                            -            -               -            -               -           1,162            1,162
                         --------------  -----------  --------------  -----------  --------------  --------------  ---------------
BALANCE,
DECEMBER 31, 2002                    74  $         1          52,761  $       527  $       47,018  $      (52,138) $        (4,592)
                         ==============  ===========  ==============  ===========  ==============  ==============  ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NATURE OF BUSINESS AND BASIS OF PRESENTATION

           The consolidated financial statements included in this report have been prepared by INSCI Corp., (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002. The results of the three months and nine months ended December 31, 2002 may not be indicative of the results that may be expected for the year ended March 31, 2003.

           INSCI Corp., formerly known as insci-statements.com, corp. ("INSCI") develops and distributes application software for electronic document distribution, storage and presentment.

           The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company, however, has sustained operating losses in prior years and has a working capital deficit and an accumulated deficit as of December 31, 2002, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations, as well as the achievement and maintenance of a level of profitable operations. Management believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position of the Company as of December 31, 2002 and the results of operations and cash flows for the three months and nine months ended December 31, 2002 and 2001.

           The accompanying consolidated financial statements for the three months and nine months ended December 31, 2002 and 2001 include the operations of INSCI and its wholly-owned subsidiary, Lognet 2000, Inc. ("Lognet"). The consolidated financial statements also include the Company's wholly-owned subsidiaries, InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC"), and INSCI (UK) Limited which are no longer active effective with the end of the second quarter of fiscal 2001. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

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

INCOME TAXES

           The Company has available net operating loss carryforwards, which are available to reduce taxable income. The annual effective rate will be zero and therefore, the Company did not provide for any income taxes. See Management's Discussion and Analysis.

EARNINGS (LOSS) PER COMMON SHARE

           Basic earnings (loss) per common share was computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the three months and nine months ended December 31, 2002, approximately 7.4 million shares from stock options, warrants and convertible securities were excluded because their exercise price exceeded market value. For the three months ended December 31, 2001, approximately 9.5 million shares from stock options, warrants and convertible securities were excluded because their exercise price exceeded market value. For the nine months ended December 31, 2001, 48.0 million shares from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.


The income (loss) used in determining basic and diluted             THREE MONTHS ENDED                 NINE MONTHS ENDED
  earnings (loss) per share consisted of the following:                DECEMBER 31,                       DECEMBER 31,
                                                                  2002              2001             2002              2001
                                                              --------------    -------------    --------------    -------------
BASIC
     Net income                                               $          446    $          80    $        1,162    $         122
     Preferred Stock Dividend                                              -                -                 -             (213)
                                                              --------------    -------------    --------------    -------------
                                                              $          446    $          80    $        1,162    $         (91)
                                                              ==============    =============    ==============    =============
DILUTED
     Net income                                               $          446    $          80    $        1,162    $         122
     Interest expense for Convertible debt with Series B
       Convertible Redeemable Preferred Stock                             33               16               114                -
     Preferred Stock Dividend                                              -                -                 -             (213)
                                                              --------------    -------------    --------------    -------------
                                                              $          479    $          96    $        1,276    $         (91)
                                                              ==============    =============    ==============    =============







A reconciliation from the number of shares used in the basic earnings (loss) per share computation to the number of shares used in the diluted earnings per share computation is as follows:

Weighted average shares of common stock outstanding
  during the period - Basic                                         54,177            54,177             54,177           28,879

Series A Convertible Redeemable Preferred Stock                          -                 -                  -                -

Weighted average common equivalent shares due to
  stock options and warrants                                             -                 1                  -                -

Convertible debt with Series A Convertible Redeemable
  Preferred Stock                                                        -                 -                  -                -

Convertible debt with Series B Convertible Redeemable
  Preferred Stock                                                     48,752           38,305            44,974                -
                                                              --------------    -------------    --------------    -------------
Weighted average shares of common stock outstanding
  during the period - Diluted                                        102,929           92,483            99,151           28,879
                                                              ==============    =============    ==============    =============


SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

           For the nine months ended December 31, 2002, sales to three of our customers represented 17%, 11% and 10% of total revenues. For the nine months ended December 31, 2001, INSCI received 23% and 11% of its total revenues from two of its customers. For the three months ended December 31, 2002, sales to two of our customers represented 27% and 11% of total revenues. For the three months ended December 31, 2001, INSCI received 23% and 10% of its total revenues from two of its customers. Three of our customers accounted for 26%, 21% and 14% of the Company's accounts receivable at December 31, 2002. A decline in revenues from any of these customers in future quarters could materially affect the revenues, operating results and liquidity of the Company.

The Company operates as a single reportable segment as a developer and seller of software for electronic document distribution, storage and presentment.

Revenue was derived from customers in the following geographic areas (in thousands)

                   THREE MONTHS ENDED DECEMBER 31,      NINE MONTHS ENDED DECEMBER 31,
                      2002               2001              2002               2001
                  --------------     -------------     --------------     -------------
North America           $ 1,906           $ 1,453            $ 6,018           $ 5,522
Europe                      335               222                583               564
South America               198               175                317               404
Asia                         92               123                163               191
                  --------------     -------------     --------------     -------------
                        $ 2,531           $ 1,973            $ 7,081           $ 6,681
                  ==============     =============     ==============     =============

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

           As part of this new financing arrangement, the Company retired its loan in full with the Pennsylvania Business Bank in the sum of $285,000.

CONVERTIBLE DEBT

           During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway Partners, LLC ("Selway"), an affiliate of the Company. The Agreement provides up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). The Company has received $585,000 through December 31, 2002. The Debentures bear an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share which are convertible into shares of common stock of the Company, as defined in the agreement. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder. Amendments to the Agreement extend the maturity date of the Debentures to March 31, 2003.

           The independent members of the Board of Directors of the Company authorized the Agreement, and the two Selway-designated Directors did not negotiate the terms of the agreement or participate in the vote by the Company's Board to proceed with the transaction.

           In connection with the Agreement, the Company amended its Management Agreement with Selway Management, Inc. The amended management agreement reduced the monthly management fee from $20,000 per month to $15,000 per month. The monthly management fee is payable at the option of Selway in either cash or additional subordinated convertible debentures ("Management Debentures"). The Company satisfied $285,000 of management fees by the issuance of Management Debentures to Selway Management, Inc. as of December 31, 2002. The Management Debentures have terms similar to the Debentures except for the Series B Preference Amount.

           The Convertible Debt has a number of covenant requirements and also contains certain registration rights. The Company has not complied with certain covenants pertaining to Selway's registration rights and may be deemed in default. As of the date of these financial statements, the Investors have not declared a default, but Selway has not waived its rights, and there can be no assurance that the Company will not be declared in default in the future. In the event a default was declared which was uncured, the Investors could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. In the event of a default, the entire $2,870,000 of convertible debt will be in default as to the terms of the agreement. Accordingly, the Company has classified the principal as current in the accompanying consolidated balance sheet.

           The Company is in the process of renegotiating the terms of the convertible debt, see Management's Discussion and Analysis.

EXTRAORDINARY ITEM

           In September 2002, the Company agreed to a settlement of an action for nonpayment pursuant to the terms of a capital lease. The equipment acquired under the capital lease was written off as part of the restructuring charge in the quarter ended September 30, 2000. The settlement resulted in an extraordinary gain of $192,000 ($0.002 per share for the nine months ended December 31, 2002). The Company has not provided any income taxes related to this gain because of net operating loss carryforwards. The deferred tax asset consisting of net operating loss carryforwards has been fully offset by a valuation allowance for the same amount.

LONG TERM DEBT

           Pursuant to a settlement agreement, the Company incurred an obligation to pay the sum of $225,000 over a 48 month term. As of December 31, 2002, future payments under the terms of the obligation are as follows:

           Fiscal year ending:

           March 31, 2003                     $ 14
           March 31, 2004                       56
           March 31, 2005                       56
           March 31, 2006                       56
           Thereafter                           24
                                         ---------

                                               206
           Less current portion                 56
                                         ---------

                                              $150
                                         =========

RELATED PARTY TRANSACTIONS

           The Company incurred $10,000 during the nine months ended December 31, 2002 in loan guarantee fees to Selway, a related party, in connection with the loan from the Pennsylvania Business Bank ("Bank Loan"). As a result of the repayment of the Bank Loan, the Company was able to discontinue its monthly payment obligation in the sum of $5,000 per month to Selway. The Pennsylvania Business Bank cancelled both the Selway guarantee and the personal guarantee of the loan by the Company's Chairman, who had been a guarantor prior to his affiliation with the Company.




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                         NINE MONTHS ENDED
                                                           DECEMBER 31,
                                                        2002          2001
                                                    ------------- --------------

Cash paid for interest                              $         168 $          114
Noncash financing activities:
  Common Stock issued for the conversion of 8%
    Convertible Redeemable Preferred Stock                    114         22,042
  8% Convertible Redeemable Preferred Stock
   issued as dividends                                          -          1,111
  Conversion of trade payable to long term debt               169              -

CONTINGENCIES

LEGAL PROCEEDINGS

           The Company was a defendant in an action commenced by one of its vendors for non-payment in the aggregate amount of $588,000. In September 2002, the action was settled for the sum of $390,000. The gain from extinguishment of debt is reported as an extraordinary item on the Company's Consolidated Statements of Operations. The settlement includes the sum of $165,000 paid on execution of the settlement agreement and the balance of $225,000 is payable over 48 months, of which the long term portion is reported as long term debt on the Company's Consolidated Balance Sheet.

FINANCIAL STATEMENT PRESENTATION

           Certain amounts in the Statement of Cash Flows for the nine months ended December 31, 2001 have been reclassified to conform to the presentation for the nine months ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion of management's analysis of operations for the three months ("Third Quarter of Fiscal 2003") and nine months ("First Nine Months of Fiscal 2003") ended December 31, 2002 and the three months ("Third Quarter of Fiscal 2002") and nine months ("First Nine Months of Fiscal 2002") ended December 31, 2001, and discussion of financial condition at December 31, 2002, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

           We develop, sell, install and support scalable digital document storage solutions that provide capture, warehousing and delivery functions via networks or the Internet. Our products bridge back-office functions with front-office mission critical and customer-centric applications by displaying legacy-generated reports, bills, on-line statements presentment, e-mail archives and other documents.

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

           We distribute our products through a combination of a direct sales force and through VARs, distributors and sales alliances with companies including Unisys Corporation, Xerox Corporation, Fuji Xerox, Xenos and Integrated Solutions, Inc. (ISI). Revenue is net of discounts and allowances given to third-party VARs and distributors.

           Our revenues fluctuate because of a variety of factors including the amount of revenue generated from our alliances with other companies selling our products, the length of the sales cycle for our products, demand for technology based solutions, competition and the introduction of new products and product enhancements.

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2002, the Company had an accumulated deficit of $52.1 million and a working capital deficit of $4.8 million.

           Additional sources of capital, such as additional debt or equity offerings, may be necessary to fund our currently proposed activities for future periods. There can be no assurances, however, that we will be successful in obtaining funds from such sources. There exists substantial doubt about the Company's ability to continue as a going concern.



Income Taxes

           For the three months and nine months ended December 31, 2002, the Company has available net operating loss carryforwards, which are available to reduce taxable income. The annual effective rate will be zero and therefore, the Company did not provide for any income taxes.

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





COMPARISON OF RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   DECEMBER 31,                     DECEMBER 31,
                                               2002             2001            2002             2001
                                                 %               %               %                %
                                            ------------    ------------    ------------     ------------
Revenue
  Product                                             47              29              42               35
  Services                                            53              71              58               65
                                            ------------     -----------     -----------      -----------
    Total revenue                                    100             100             100              100
                                            ------------     -----------     -----------      -----------
Cost of revenue
  Product                                              1               2               2                2
  Services                                            11              20              13               20
                                            ------------     -----------     -----------      -----------
    Total cost of revenue                             12              22              15               22
                                            ------------     -----------     -----------      -----------
Gross profit                                          88              78              85               78
                                            ------------     -----------     -----------      -----------
Expenses
  Sales and marketing                                 23              24              23               23
  Product development                                 20              19              20               21
  General and administrative                          21              27              22               28
                                            ------------     -----------     -----------      -----------
    Total expenses                                    64              70              65               72
                                            ------------     -----------     -----------      -----------
Operating income                                      24               8              20                6

Interest expense, net                                 (6)             (4)             (7)              (4)
                                            ------------     -----------     -----------      -----------
Income before extraordinary item                      18               4              13                2

Extraordinary item                                     -               -               3                -
                                            ------------     -----------     -----------      -----------
Net income                                            18               4              16                2
                                            ============     ===========     ===========      ===========

THIRD QUARTER OF FISCAL 2003 AS COMPARED TO THIRD QUARTER OF FISCAL 2002:

REVENUE

           We develop, sell, install and support electronic document repository software with integrated internet, imaging, electronic distribution, presentation and archive software for the enterprise level (high volume production) market. Sales to end-users generally include software, systems integration and consulting services including customization, installation, and training. Post-installation maintenance and customer support is available under the terms of a separate contract at an additional charge. We sell our products through a combination of a direct sales force and indirectly through VARs, distributors and sales alliances with companies including Unisys Corporation and Xerox Corporation. Revenue is net of discounts and allowances given to third party VARs and distributors.

           Revenues for the Third Quarter of Fiscal 2003 totaled $2.5 million and increased by $558,000 (28%) compared to revenues of $2.0 million for the Third Quarter of Fiscal 2002. The increase in revenue is due to increased demand for our products in both domestic and international markets and the increased adoption of on-line statements as a business practice.

           For the Third Quarter of Fiscal 2003 we received 27% and 11% of our total revenues from two of our customers. For the Third Quarter of Fiscal 2002 we received 23% and 10% of our total revenues from two of our customers. A decline in revenues from any of these customers in future quarters could materially affect the revenues, operating results and liquidity of the Company.

GROSS PROFIT

           Gross profit for the Third Quarter of Fiscal 2003 was $2.2 million and increased $684,000 (45%) compared to gross profit of $1.5 million for the prior year period. Gross margin improved to 88% for the Third Quarter of Fiscal 2003 from 78% for the prior year period. The increase in gross profit is primarily due to the increased portion of revenues attributable to product sales, which have a lower cost of sale. The percentage of product sales increased to 47% of total revenue in the current year period from 29% of total revenue in the prior year period

SALES AND MARKETING

           Sales and marketing expenses for the Third Quarter of Fiscal 2003 were $575,000, an increase of $106,000 (23%) from the prior year period expenses of $469,000. This increase is the result of higher commission payments and an increase in sales personnel in the Third Quarter of Fiscal 2003.

PRODUCT DEVELOPMENT

           Product development expenses increased $132,000 (35%) from the Third Quarter of Fiscal 2002 level of $382,000 to $514,000 in the current year period. The increase reflects INSCI's continued focus on the development of new and improved product offerings as part of the Company's growth strategies implemented in the Second Quarter of Fiscal 2003.

GENERAL AND ADMINISTRATIVE

           General and administrative expenses were $527,000 for the Third Quarter of Fiscal 2003, a decline of $4,000 (1%) from the prior year period expenses of $531,000.
           .
INTEREST EXPENSE, NET

           Interest expense for the Second Quarter of Fiscal 2003 was $155,000, an increase of $84,000 (118%) from the prior year period. This increase was due to the higher level of borrowings in the current fiscal quarter and the effect of compound interest payable on the convertible debentures issued pursuant to the June 2001 Investment Agreement.

FIRST NINE MONTHS OF FISCAL 2003 AS COMPARED TO FIRST NINE MONTHS OF FISCAL
2002:

REVENUE

           Revenues for the First Nine Months of Fiscal 2003 totaled $7.1 million and increased by $400,000 (6%) compared to revenues of $6.7 million for the First Nine Months of Fiscal 2002.

           For the First Nine Months of Fiscal 2003 the Company received 17%, 11% and 10% of our total revenues from three of our customers. For the First Nine Months of Fiscal 2002 we received 23% and 11% of our total revenues from two of our customers. A decline in revenues from any of these customers in future quarters could materially affect the revenues, operating results and liquidity of the Company.


GROSS PROFIT

           Gross profit for the First Nine Months of Fiscal 2003 was $6.0 million and increased $783,000 (15%) compared to gross profit of $5.2 million for the prior year period. Gross margin improved to 85% for the First Nine Months of Fiscal 2003 from 78% for the prior year period. The increase in gross profit is due equally to the increased portion of revenues attributable to product sales which have a lower cost of sale and to a reallocation of personnel to focus on the development of new products as part of the Company's growth strategies implemented in Fiscal 2003.

SALES AND MARKETING

           Sales and marketing expenses for the First Nine Months of Fiscal 2003 were $1.6 million, remaining at the same level as the prior year period expenses. Cost reduction efforts enacted in Fiscal 2002 are offset by higher commission payments and additional sales personnel during Fiscal 2003.

PRODUCT DEVELOPMENT

           Product development expenses for the First Nine Months of Fiscal 2003 were $1.4 million, remaining at the same level as the prior year period expenses. INSCI's reduced reliance on outside consultants and professional services, and the cost reduction efforts enacted during Fiscal 2002 are offset by INSCI's focus on the development of additional product offerings for new markets as part of the Company's growth strategies implemented in Fiscal 2003.

GENERAL AND ADMINISTRATIVE

           General and administrative expenses were $1.6 million for the First Nine Months of Fiscal 2003, a decline of $323,000 (17%) from the prior year period expenses of $1.9 million. The decline was primarily due to the reduced reliance on outside consultants.

INTEREST EXPENSE, NET

           Interest expense for the First Nine Months of Fiscal 2003 was $463,000, an increase of $176,000 (61%) from the prior year period expense of $287,000. This increase was due to the higher level of borrowings in Fiscal 2003 and the effect of compound interest payable on the convertible debentures issued pursuant to the June 2001 Investment Agreement.

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 2002, the Company had $1.6 million of cash and working capital deficit of $4.8 million in comparison to $412,000 of cash and working capital deficit of $6.2 million at March 31, 2002. Accounts receivable were $1.9 million at December 31, 2002 and $1.3 million at March 31, 2002.

The Company's cash flows are summarized below for the periods indicated: (in thousands)

                                                NINE MONTHS ENDED DECEMBER 31,
                                                 2002                   2001
                                             ----------              ----------
Cash provided by (used in)
  Operating activities                       $      815              $     (113)
  Investing activities                              (76)                     10
  Financing activities                              457                    (116)
                                             ----------              ----------
    Net increase (decrease) in cash          $    1,196              $     (219)
                                             ==========              ==========
Cash at end of period                        $    1,608              $      241
                                             ==========              ==========

           In May 2002, we entered into a receivable financing arrangement with Benefactor Funding Corp ("Benefactor"), whereas Benefactor agreed to finance all eligible accounts receivable of the Company on a secured basis. Pursuant to the terms of the agreement, the Company will receive 80% of the factored receivables and be charged a commission of 2.25% of the factored invoice. The factoring agreement is secured by the Company's assets and accounts receivable.

           Convertible debt totals $2,870,000 and consists of $870,000, which maturity date has been extended to March 31, 2003, and $2,000,000, which became subject to redemption after November 30, 2002. The independent board of the Company is currently in the process of finalizing a restructuring of the Company's existing convertible debt.

           As of December 31, 2002 we have $8.7 million in liabilities and $4.1 million in assets resulting in a shareholder deficit of $4.6 million. This deficiency, unless remedied, can result in us not being able to continue our business operations. We believe that our current business plan, if successfully implemented, may provide the opportunity for the Company to continue as a going concern. However, in the event that satisfactory arrangements cannot be made with creditors, we may be required to seek protection under the Federal Bankruptcy law.

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

           This item is not applicable.

ITEM 2.    CHANGE IN SECURITIES

           This item is not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           This item is not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On December 17, 2002, INSCI Corp held its Annual Meeting of Shareholders, and the shareholders resolved the following:

     (1) Election of Yaron I. Eitan, Henry F. Nelson, Francis X. Murphy, Derek Dunaway and Mitchell Klein to serve as directors until the next annual meeting.

     (2) Appointment of Goldstein and Morris Certified Public Accountants as the independent public accountants for the Company's fiscal year ended March 31, 2002.

     (3) An amendment to the Company's Amended Certificate of Incorporation to authorize a reverse stock split of the outstanding shares of Common Stock at the discretion of the Board of Directors.

ITEM 5. OTHER INFORMATION

        This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) REPORTS ON FORM 8-K.

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

                                   INSCI CORP.

Date: February 14, 2002        By: /s/ HENRY F. NELSON
                                   ---------------------------------------
                                   Henry F. Nelson
                                   Chief Executive Officer, President and
                                   Chief Financial Officer

                                   INSCI CORP.

                             CERTIFICATE PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002


I, Henry F. Nelson, certify that:

1.    I have received this quarterly report on Form 10-QSB of INSCI Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods pursuant in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003
-----------------------
Henry F. Nelson
President