Form 10KSB
period 2003-03-31
INSCI CORP
filed 2003-06-30
CIK 878612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


            FOR THE FISCAL YEAR ENDED:          COMMISSION FILE NUMBER
                 MARCH 31, 2003                          1-12966

================================================================================
                                   INSCI CORP.
================================================================================
              (Exact name of registrant specified in its charter)



                                    DELAWARE
                         -------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)



   TWO WESTBOROUGH BUSINESS PARK, WESTBOROUGH, MA                06-1302773
   ----------------------------------------------          --------------------
       (Address of Principal executive offices)              (I.R.S. Employer
                                                            Identification No.)


                                      01581
                                    --------
                                    Zip Code


                                 (508) 870-4000
              ----------------------------------------------------
              (Registrant's Telephone number, including area code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         Revenues for the fiscal year ended March 31, 2003 were $9,236,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the Common Stock on June 4, 2003, as reported by OTCBB, was approximately $5.8 million. As of June 4, 2003, registrant had outstanding 52,761,299 shares of Common Stock.

         Part III incorporates information by reference to the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2003.

         As a result of Arthur Andersen LLP's demise, users of this annual report should be aware of certain related risks. See discussion of prior years financial statements disclosed in Management's Discussion and Analysis or Plan of Operations.
================================================================================

                                   INSCI CORP.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                      INDEX

PART I                                                                                    PAGE

Item 1.       Description of Business.................................................       3

Item 2.       Description of Property.................................................      13

Item 3.       Legal Proceedings.......................................................      13

Item 4.       Submission of Matters to a Vote of Security Holders.....................      13

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...      14

Item 6.       Management's Discussion and Analysis or Plan of Operations..............      14

Item 7.       Financial Statements....................................................      25

Item 8.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosures.................................................      25
PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(A) of the Exchange Act.....................      26

Item 10.      Executive Compensation..................................................      26

Item 11.      Security Ownership of Certain Beneficial Owners and Management..........      26

Item 12.      Certain Relationships and Related Transactions..........................      26

Item 13.      Exhibits and Reports on Form 8-K........................................      26

Item 14.      Controls and Procedures.................................................      26

SIGNATURES    ........................................................................      27

EXHIBIT INDEX ........................................................................      31

                                     PART I

THIS DOCUMENT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WORDS SUCH AS "ANTICIPATES", "PLANS", "ESTIMATES", "EXPECTS", "BELIEVES" AND SIMILAR EXPRESSIONS AS USED IN THIS DOCUMENT IN CONECTION WITH INSCI OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY HAS BASED THESE FORWARD-LOOKING STATEMENTS ON ITS CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. HOWEVER, THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD LOOKING STATEMENTS. PLEASE SEE "BUSINESS RISKS" FOR A MORE DETAILED DESCRIPTION OF THOSE CONDITIONS AND EVENTS THAT COULD CAUSE THE COMPANY'S RESULTS TO DIFFER.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         INSCI Corp., ("INSCI" or the "Company") is a leading provider of integrated enterprise software solutions for the Electronic Content Management
(ECM) market. INSCI was incorporated in Delaware in December 1989 and is headquartered in Westborough, Massachusetts. The mailing address for the Company's headquarters is 2 Westborough Business Park, Westborough MA 01581 and its telephone number is 508-870-4000. INSCI can also be reached at its Web site HTTP://WWW.INSCI.COM.

         Since 1989, INSCI has delivered innovative, scalable technology for the long-term preservation and presentment of high-volume electronic documents, reports, and images. INSCI's technology is industry-recognized for its ability to support mass-volume ingestion, and high-volume access for electronic statement presentment (ESP) and content delivery via internal networks or the World Wide Web. With the evolution of technology and proliferation of Internet usage, INSCI has expanded its product offering to include wide-ranging digital assets and web-based presentment capability for documents such as bank and financial statements, customer invoices, explanation of benefits (EOB's), e-mail and transaction confirmations.

         INSCI's solutions empower clients to better manage electronic content and improve its availability. By bringing business-critical content together and assuring future retrieval, INSCI enables its use in e-commerce, customer service, regulatory compliance, or cost-reducing business functions. Resulting benefits include increased productivity and operational efficiency, reduced and/or eliminated document warehousing and handling costs, enhanced customer service, additional revenue sources, expanded marketing capabilities, and other competitive advantages such as enabling content for e-business.

         The INSCI ESP+ Solution Suite provides a robust platform to meet the unique demands of high-volume Internet-based content retrieval by thousands of users. The ESP+ Solution Suite is built on a three-tier scaleable architecture, supporting Windows and UNIX. Access to archived content is offered through both Windows-client and browser-based desktop solutions. Additionally, an industry-standard Java-based Application Program Interface (API) offers seamless integration with third-party applications, such as Websites, Customer Relationship Management (CRM), Enterprise Resource Planning (ERP), and Healthcare Information Technology (HIT).

INDUSTRY BACKGROUND

         Companies have experienced competitive pressures to increase productivity and operating margins while improving customer and vendor service. Organizations are now required to capture and store information for longer periods to satisfy legal, corporate, regulatory and business requirements. The initial archive retrieval systems were utilized as a cost-effective replacement for microfiche, as a basis for electronic report management (ERM) and as a replacement for costly print and mail distribution. With the advent of client-server technology, the ability to view customer-centric documents and related information has expanded the use of such technology to customer and vendor service organizations. The volumes of information generated by computer-centric companies and the increased demands for dissemination of such information require more cost-effective solutions that include high-scale processing abilities.

         Internet delivery and presentment is rapidly becoming a business requirement. New capabilities such as electronic bill presentment, customer access to statements and bills, and integrated invoicing and marketing extend the value of conventional customer-facing documents. Electronic commerce, B-to-B correspondence, electronic customer presentment and email are required communications components of most corporations.

         For example, financial service companies offer electronic distribution of monthly statements and charges with a record of each trade. Electronic notification and delivery of financial statement information substantially reduces traditional print and mail methods of distribution. The information may be available to customer service representatives to increase customer and vendor satisfaction and to enhance accounts receivable collections and vendor inquiries.

         Organizations are also faced with the requirement to capture, store and deliver business information in a variety of information formats from multiple applications. This information may be in computer-based formats, transactional data, video, voice, audio, e-mail, and web content, among others. Electronic management of business content requires a flexible and well architectured solution, which includes the ability to employ industry standard interface technology to leverage information with discreet information systems.

SOFTWARE PRODUCTS AND SERVICES

     THE INSCI ESP+ SOLUTION SUITE

         The INSCI ESP+ Solution Suite captures, stores, and delivers mass-volumes of business-critical content enterprise-wide. Designed to meet the unique demands of high-volume Internet-based access, the core technology of this comprehensive solution provides a robust platform to support thousands of concurrent users.

         INSCI's innovative index and requestor technology preserves wide-ranging digital assets (documents, e-mails, legacy mainframe data, reports, video, audio, images) for decades with high availability.

         The ESP+ Solution Suite can be deployed in a modular, phased approach to meet the budgetary requirements of each client. INSCI clients often implement the solution for document archiving and grow the system to support to complete digital asset preservation moving forward. The solution's scalability grows as the client's business strategy evolves. An ESP+ Solutions Suite implementation delivering electronic documents to a Customer Service desktop application will easily scale to support thousands of Internet users.

     CAPTURE

         The ESP+ Solution Suite captures content from a wide range of sources and formats, including legacy computer output, e-mail messages, MS Office files, imaged documents, and digital voice. Products within the solution that enable this capture include:

         o ESP+import allows the import of images into an ESP+ archive system from external sources and other systems, such as check imaging or third-party image capture systems.

         o ESP+mailstore integrates with most major corporate e-mail servers for automated extraction and storage of e-mail messages. Easy retrieval and robust reporting capability support compliance in the case of audit or litigation.

         o ESP+infostore enables the capture, long-term preservation, and secure retrieval of wide-ranging business content, including Microsoft(R) Office Suite files, JPEG images, video, voice, and more.

         STORE

         Today's complex operational and regulatory issues make long-term content preservation and accessibility vital for corporate enterprises. The innovative indexing technology of ESP+archive gives INSCI clients a highly scalable digital content repository to safeguard critical business information for many decades. Key functionality of this component of the INSCI solution include:

         o Scalability to accommodate high-volume access for on-line statement presentment and other customer-facing applications.

         o Retrieval of documents such as statements, bills, invoices, checks and reports, as high-resolution electronic replicas of the paper-based originals.

         o Effective archiving is assured through the support of virtually any data stream- ASCII and EBCDIC formats, IBM(R) Advanced Function Presentation(R) (AFP), Xerox(R) Metacode and DJDE, Adobe(R) Portable Document Format (PDF), PCL, Postscript, XML, Microsoft(R) Office Files, and Binary Large Objects (BLOB: JPEG, WAV, GIF, TIFF, MPEG, et al)

         DELIVER

         Information is quickly found and retrieved with the delivery modules of the ESP+ Solution Suite. These modules offer flexible options to enable secure access for authorized users within the clients' enterprise and beyond (partners, customers, or other interested parties).

         o ESP+web is an easy-to-use content viewer that provides anywhere-anytime access to ESP+ archive system data. This browser-based application allows authorized users to securely search, retrieve, and display archived content from virtually any Internet-connected PC.

         o ESP+desktop is a Windows-based client that provides fast access to content in the ESP+ archive. Users have all the powerful tools they need for accurate search, display, print, data mine, and content management.

         o ESP+cd enables the CD distribution of ESP+archive content. INSCI clients can create custom, self-contained CDs that can be viewed from any PC with minimum requirements. Content is viewed with an easy-to-navigate viewer with advanced search and retrieval functionality.

         o ESP+messenger facilitates content delivery through e-mail notification. This solution enables clients to reduce costs and improve customer service with on-line statement presentment, customer self-service and enterprise report distribution.

         TOOLS

         ESP+ solution suite offers a complete set of tools complete suite of tools that increase overall system flexibility.

         o ESP+designer simplifies the process of capturing new documents through a point-and-click approach to create document definition files.

         o ESP+forms creates PDF-based overlays for plain-text documents using off-the-shelf tools (e.g., Adobe(R) Acrobat, Microsoft(R) Word, etc.) - to produce completely formatted documents for display or printing.

         o ESP+transform converts and optimizes legacy and print files to viewable and useable formats for retrieval with ESP+web or ESP+archive.

         o ESP+web direct provides an easy-to-use interface to enable full customization of the `look and feel' of Web-based access, so archive information is compatible with corporate branding standards.

         o ESP+APItool kit java edition provides portable software components that development teams can leverage to link custom-developed user interfaces with ESP+archive servers

PROFESSIONAL SERVICES GROUP

         INSCI believes that a high level of customer service and support is necessary for the long-term performance and success of the Company. We offer telephonic maintenance support to our customers and offer an array of services to new and existing clients and Alliance Partners, which are value added resellers of INSCI products.

         We offer telephonic support of our applications. Standard coverage is normal business hours and twenty-four hour support is available at an enhanced rate. Service may include end-user telephonic or web-based support, diagnostic review, consulting, bug fixes and software updates. INSCI strives to release at least one update of its applications on an annual basis for both the Unix and Windows platforms. Maintenance agreements are typically one year in length and renew for successive annual terms unless notification is provided. Customers covered by maintenance agreements are provided periodic product information, product enhancement information and product schedules. The typical fee for annual maintenance support is 18% of the then current list price. Customers may elect to execute multi-year maintenance agreements for a reduced fee. INSCI is currently implementing a web-based customer support application to enhance its support capabilities. INSCI also provides support to its Alliance Partners.

         Utilizing our core products and technologies and the capabilities of our professional services resources, we have developed specialized systems integration approaches and methodologies to implement advanced solutions within large and complex client environments. Based upon expertise in integrated output management, electronic printing, imaging, document management, on-demand printing, data storage, data mining, and web based statement presentment we offer implementation and customization services designed for each customer's specific requirements. We also offer periodic classroom training at our Westborough, MA location for end-users, application programmers and systems administrators. On-site training is also available.

WARRANTY

         INSCI provides a limited warranty for its software products for 90 days. We generally exclude limited warranty on INSCI developed applications and specifically exclude warranty on all third party products.

PRODUCT DEVELOPMENT

         The market for data storage and retrieval products is highly competitive and characterized by frequent technological change. Consequently, we must continually enhance our products and continue to develop new products. We utilize our development engineers and customer support personnel to identify, design, and test product enhancements and new products. We have employed industry standard technology as a basis to develop our ESP+ Solution Suite. In Fiscal 2002, we consolidated the development and support of the ESP+ suite of products from third party developers and consultants to provide increased management and reduced costs.

MARKETING AND SALES

         We market our products through a direct sales force and an indirect channel (Alliance Partners). Marketing activities include trade journal advertising, distribution of sales and product literature describing our products, attendance at trade shows and conferences, and on-going communications with our established base of customers via newsletters. We augment our direct sales efforts through telemarketing and direct mail campaigns. Promotion of our products includes publishing of user success stories, and distributing press releases about the Company and its products. Our direct sales force focuses on prospects for our products that are in high volume, high performance environments. They provide assistance and make joint presentations with our Alliance Partners. Additionally, the direct and indirect sales efforts are assisted by our systems engineers to provide pre-sales technical consulting services.

         We continue to seek to enter into additional marketing alliances that will have the potential to generate further sales opportunities. In particular, we believe that companies in specific vertical markets such as financial services, banking, manufacturing, customer relationship management (CRM), healthcare, electronic commerce and printing are likely to require our products in order to meet their business objectives. Such marketing alliances may take the form of a traditional distribution relationship or a tighter product integration of applications utilizing the Java based APItoolkit. We intend to continue discussions with such companies with a view toward executing future alliances.

         We currently have agreements with a limited number of Alliance Partners. Alliance Partner agreements range from a referral agreement with a partner to a master value added reseller (VAR). VARs generally are organizations that sell their own computer application software systems to special vertical markets, such as financial services, banks, health care organizations or credit unions. We license our products directly to VARs for resale to the VARs' customers. VARs sell our products as part of an integrated system of hardware and software for the VARs' customers. For fiscal 2003, we received 19% of our total revenues from Unisys Corporation.

         The Company has also licensed the ESP+ suite of products to service bureaus on a transaction or subscription based pricing model.

VENDORS AND SUPPLIERS

         We have reduced our sale of third party hardware products in order to focus on the license of our own software and services products, which generate higher gross margins. Typically, the hardware that hosts our software products is either owned or purchased directly by our customers. Accordingly, sales of third party hardware are minimal and we have no material dependence on third party hardware suppliers in order to attain our revenues. The Company is not dependent upon any one supplier or vendor.

COMPETITION

         There are a number of suppliers offering electronic document archiving, document management, report management, imaging, information retrieval, electronic bill presentment and e-commerce products. However, in many instances, we believe that our products and services offer certain advantages over the competition. These advantages include:

         o a comprehensive product portfolio encompassing enterprise archive and retrieval, web-based functionality, scanning and imaging, CD, document and data mining, report generation and management, and a dual platform strategy with both Windows and UNIX product suites
         o  high volume throughput and enterprise-level scalability
         o  API toolkit for integration
         o  support for multiple intelligent data streams and other data formats
         o  open systems connectivity
         o  high speed document archival and access
         o  comprehensive systems integration and support services
         o  strategic alliances and partnership relationships

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

EMPLOYEES

         We employed 56 persons as of March 31, 2003. Our future success depends, in part, on our ability to retain existing employees and to attract new management and technical employees. We have no collective bargaining agreements and consider our relationships with our employees to be good.

MANAGEMENT CHANGES

         On December 17, 2002, at our Annual Meeting of Stockholders, Yaron I. Eitan, Henry F. Nelson, Francis X. Murphy, Derek W. Dunaway and Mitchell Klein were re-elected by shareholders to serve as directors of the Company for the ensuing year.

HISTORY

         In May 2000, the Company acquired Lognet 2000, Inc. ("Lognet") based in Totowa, New Jersey, and its wholly owned subsidiary Lognet Systems Ltd., based in Haifa, Israel. Lognet`s business was in the PC-to-host and print connectivity industries, as well as the business of electronic bill presentment and payment. The acquisition was made to support the business strategy of INSCI's subsidiary InfiniteSpace.com, Corp. ("InfiniteSpace"), a business-to-business electronic statement presentment application service provider (ASP). In March 2001, the Company sold the majority of the assets of Lognet to Paynet Electronic Billing Ltd. ("Paynet"), a non-affiliated privately owned company based in Haifa, Israel. The assets sold included all intellectual property rights and technology related to Lognet's software and product lines, as well as the name "Lognet". In addition to cash and the assumption of Lognet's obligations to its employees, the Company received a 20% equity interest in Paynet and the right to receive future royalties

         Effective with the close of the second quarter of Fiscal 2001, the Company closed the operations of InfiniteSpace. The closure was due to the Company's inability to secure additional financing needed to support InfiniteSpace's operations and business strategy. Also closed was the subsidiary INSCI (UK) Limited, the Company's product development center located in the United Kingdom.

BUSINESS RISKS

WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO BE PROFITABLE DEPENDS ON A NUMBER OF FACTORS THAT WE MAY BE UNABLE TO CONTROL.

         We have an accumulated deficit since 1989 and there is no guarantee we will maintain profitability. For the fiscal year ended March 31, 2002 and fiscal year ended March 31, 2003 we reported the first two consecutive profitable fiscal years. The financial performance was the result of a restructuring plan focused on a return to the core operations of the business. As a result, several subsidiaries were discontinued and a general reduction of overhead in the core business was implemented. There can be no assurance that the reduction in expenses will affect future revenues or general market position. Additionally, there can be no assurance that the expense reductions that have been implemented are sustainable over future periods.

OUR QUARTERLY OPERATING RESULTS MAY EXPERIENCE VARIABILITY

         Our quarterly sales and operating results have varied significantly and may vary in the future as a result of several factors such as:

         o  Size and timing of software license orders
         o  Completion of backlog orders
         o  Acceptance and sign off of service contracts
         o  Seasonality
         o  Customer budgetary constraints and timelines
         o  Availability of embedded third party products or tool sets
         o  Availability of Alliance Partner products

         o  Financial condition of Alliance Partners
         o  Variations of Alliance Partner strategy
         o  Product introduction and acceptance
         o  Competitive pricing
         o  License revenues as a percentage of revenues
         o  Changes in product distribution channels
         o  Changes in sales force
         o  Variations in expense levels
         o  Change of business strategy
         o  Competition
         o  International exchange rates
         o  Changes in accounting pronouncements



         A significant amount of our license and service revenues are derived from a limited number of customers. Such orders are typically placed within the specific financial quarter when revenue is recognized, and we expect this trend to continue. The placement of such orders is typically at the end of a fiscal quarter requiring shipment, and if a new customer, the implementation of the licensed product. The sales cycle is typically lengthy for a new licensed customer and less time for an existing customer. Revenue recognition for service contracts requires the acceptance and sign off from a customer. The amount of license product and service backlog at the end of a quarter is typically immaterial. INSCI has historically experienced increased revenues in the third fiscal quarter compared to the preceding fiscal quarters. We also experience variations in product demand due to customer budgetary constraints that may be imposed within a fiscal year. Additionally, we may experience changes in product demand due to changes in budgetary timelines. As a consequence, we experience difficulty in forecasting license and service revenues, particularly at the beginning of the fiscal quarter.

         We distribute products through Alliance Partners. Changes in the strategy, product offering, financial condition, material changes in the sales force, availability of hardware or software products, product defects and material changes in customer support may affect product orders and revenues in any period(s).

         License revenue gross margins are substantially higher than other revenue sources. The percentage of license revenues to the overall revenues in a fiscal period may materially change the overall gross margins and profitability for any period. Variations in expense levels compared to other periods may result in changes in operating income within a fiscal period.

BECAUSE WE HAVE EXPERIENCED LOSSES WE MAY NEED ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR BUSINESS PLAN.

         We had a positive cash flow for the fiscal year ended March 31, 2003. In the future, we may need additional financing to operate our business and implement our business plan. As of March 31, 2003 we had $771,000 of cash and a working capital deficit of $1.9 million in comparison to $412,000 of cash and a working capital deficit of $6.2 million as of March 31, 2002. There can be no assurances, however, that we will be successful in obtaining funds from any such sources. If additional funds are raised by issuance of equity securities, dilution to our stockholders will result. If additional funds are not available, we will be required to modify execution of our business plan.

A SUBSTANTIAL PORTION OF OUR REVENUE IS DERIVED FROM A LIMITED NUMBER OF
PRODUCTS.

         We generate a substantial portion of license revenues and services from the ESP+ archive solution. INSCI expects that this trend will continue and any changes to this assumption such as general economic, technology based and competition may have a material adverse effect on our revenues and operating results.

EXECUTION OF OUR BUSINESS PLAN WILL REQUIRE EXPANSION OF OUR DIRECT SALES.

         To date, we have significantly relied on the indirect sales channel for sales leads and product revenues. We have invested, and expect to continue to invest, in the development and growth of a direct sales channel. To the extent that we are not successful in such efforts, future revenue growth and operating margins may be adversely affected.

OUR BUSINESS GREATLY DEPENDS ON INDIRECT SALES.

         We depend upon introductions to potential customers by companies with which we maintain strategic alliances for a significant percentage of our sales. Although we have written agreements with UNISYS, Xerox Corporation, Fuji-Xerox, PFPC and other value added resellers; the agreements do not require customer introductions nor do they provide for minimum required purchases of our products. If any of the companies with which we maintain strategic alliances decides not to refer potential customers to us, our sales may be reduced and operating losses increased. In addition, there is no assurance that we will be able to maintain our strategic alliances on current terms.

WE ARE DEPENDENT ON LICENSED TECHNOLOGY.

         INSCI depends on certain software products that are licensed from third parties, which are embedded and used in our products. We believe that there are replacement alternatives for such third party products; however, the interruption of the availability of such products may have an adverse impact on the delivery of our products. Additionally, we expect our third party vendors to maintain and continually improve their products. To the extent that such products became obsolete or inoperable with other industry standard applications, we may experience an adverse effect on revenues, operating results and a decrease in customer satisfaction.

OUR PRODUCTS AND SERVICES ARE DEPENDENT ON INTERNET ACCEPTANCE, ACCESSIBILITY, INFRASTRUCTURE AND SECURITY.

         INSCI has developed and realized revenues from its Internet based products and related services. The Internet is a new technology and as such, is characterized by rapid technology changes, evolving standards and adoption rates. Future revenues and services are dependent upon the acceptance of the Internet as a recognized method of commercial competence.

         The accessibility of the Internet has expanded over the last several years. Technology enhancements and improvements have accelerated the availability of Internet access. To the extent that continued developments in communications, communication standards, availability and accessibility do not continue to expand, the rate of adoption may decline. Additionally, the corporate expansion of the Internet as a commercial communications platform typically requires a capital expenditure and support infrastructure. To the extend that corporate capital expenditures decline or funding for Internet based programs are reduced, the accessibility and necessary supporting infrastructure may reduce the adoption and performance on the Internet.

         If there is an increase in the use of the Internet, or an increase in bandwidth, the infrastructure may not be able to effectively support demand and result in a degradation of commercial acceptance. Reduced response times may also affect the acceptance of the Internet.

RAPID TECHNOLOGY CHANGES IN OUR INDUSTRY MAY ADVERSELY AFFECT OUR BUSINESS.

         Our business is subject to technological advances and possible product obsolescence. The market for our products is characterized by rapidly changing technology, intense competition, technological complexity and evolving industry standards. We must insure that our products are compatible with those products offered by third-party vendors, including server platforms for our software and various storage devices and platforms. We have no contracts with third-party vendors; therefore there is no assurance that we will be able to make our software products compatible with new products that are introduced by others.

WE DEPEND ON PROPRIETARY TECHNOLOGY, WHICH IS NOT PROTECTED BY PATENTS.

         Our business depends on proprietary software technology for which we have no patent protection. Although we require our employees and others to whom we disclose proprietary information to sign non-disclosure agreements, this protection may not be sufficient. Our business will be adversely affected if anyone improperly uses or discloses our proprietary software or other proprietary information.

BECAUSE OF THE HIGH COST, WE LACK PRODUCT LIABILITY INSURANCE.

         We develop, market, install and service electronic information and document management systems. Failure of our products may result in a claim against us. Because of the high cost of product liability insurance, we do not maintain insurance to protect against claims associated with the use of our products. Any claim against us may result in costs to us in defending litigation. Further, any claim may require management's time and the use of our resources.

WE DEPEND ON KEY SUPPLIERS FOR COMPUTER EQUIPMENT USED FOR OUR PRODUCTS.

         Optical disk and other storage devices that support the use of our software systems are currently available from a number of third-party vendors. We do not intend to manufacture optical disk drive systems or optical disks. An extended interruption of the supply of optical disk drive systems or other such devices` or extended performance problems could adversely affect us. We also rely on third-party vendors to provide certain industry-standard communication protocols. We currently do not have any fixed commitments from suppliers to provide this equipment.

WE DEPEND UPON CERTAIN KEY EMPLOYEES TO DEVELOP OUR PRODUCTS.

         We do not have the financial resources to compete with larger more established companies to attract and retain certain key technological employees. The loss of current technological employees or our inability to recruit and retain employees with certain key technology skills will have an adverse effect on product development and our business.

THE MEMBERS OF OUR BOARD OF DIRECTORS OWN A LARGE PERCENTAGE OF OUR COMMON STOCK AND CAN INFLUENCE MATTERS REQUIRING THE VOTE OF SHAREHOLDERS.

         On March 31, 2003, our directors and officers beneficially owned, as defined by the SEC, approximately 87.8 million shares of common stock, representing 65.1% of the outstanding common stock. Based on their ownership, our directors and officers have the ability to influence matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of our company and the sale of all or substantially all of our assets. Their voting power also may discourage or prevent any proposed takeover.

OUR EXISTING SHAREHOLDERS FACE SUBSTANTIAL DILUTION UPON THE ISSUANCE AND CONVERSION OF SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK AND CONVERSION OF OUR OUTSTANDING SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK.

         Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "INSS". As of March 31, 2003 we have 52,761,299 shares outstanding. The Company's Convertible Debentures are convertible into Series A Convertible Redeemable Preferred Stock which is in turn convertible into approximately 18.3 million shares of common stock. Additionally, Selway Partners LLC and CIP Capital LP hold Series B Convertible Redeemable Preferred Stock, which, as of March 31, 2003, may be converted into 59,488,507 shares of the Company's Common Stock. The average trading volume for the 30-day trading period ended June 4, 2003 is 31,500.

THE POTENTIAL ISSUANCE OF ADDITIONAL SHARES OF PREFERRED STOCK MAY NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND SHAREHOLDER RIGHTS.

          Our certificate of incorporation empowers the board of directors with the right to determine the designations, rights, preferences and privileges of the holders of one or more series of preferred stock. The board of directors can issue, without stockholder approval, preferred stock with voting, dividend, conversion, liquidation or other rights, which could adversely affect the voting power and equity interest of common stock holders.

BECAUSE OF CERTAIN PROVISIONS IN OUR BY-LAWS, CHANGE IN CONTROL MAY BE
DIFFICULT.

         Our by-laws and the Delaware General Corporation Law contain provisions including a shareholders rights plan that may make a change in control more difficult or delay attempts by others to obtain control of us, even when this may be in the interests of stockholders. The Delaware General Corporation Law also imposes conditions on certain business combinations with "interested stockholders", as defined by Delaware law. Under certain agreements with key personnel, we also have provided stock options in the event of a change of control and a termination of those employment agreements without cause. Additionally, we have provided that if a change of control occurs, certain directors will receive immediate vesting of stock options granted under our 1992 Directors Option Plan. Change of control shall occur, in this instance, if a majority of the directors elected at any Annual Meeting are persons other than those nominated by management in the proxy statement distributed for such Annual Meeting.

DIVIDENDS ON OUR COMMON STOCK ARE NOT LIKELY.

         We do not anticipate paying any cash dividends on our common stock, as our current convertible debt financing contains a covenant that prevents us from declaring a cash dividend on our common stock. We intend to keep future earnings, if any, to finance the operation and expansion of our business.

CERTAIN RISK FACTORS ASSOCIATED WITH A REVERSE STOCK SPLIT WHICH OUR SHAREHOLDERS HAVE PREVIOUSLY PROVIDED OUR BOARD DISCRETION TO UNDERTAKE AT ITS DISCRETION.

THERE CAN BE NO ASSURANCE THAT IF OUR BOARD UNDERTAKES A REVERSE SPLIT AS PREVIOUSLY AUTHORIZED BY OUT SHAREHOLDERS, THAT THE TOTAL MARKET CAPITALIZATION OF INSCI COMMON STOCK (THE AGGREGATE VALUE OF ALL INSCI COMMON STOCK AT THE THEN MARKET PRICE) AFTER A REVERSE STOCK SPLIT WILL BE EQUAL TO OR GREATER THAN THE TOTAL MARKET CAPITALIZATION BEFORE A REVERSE STOCK SPLIT OR THAT THE PER SHARE MARKET PRICE OF INSCI COMMON STOCK FOLLOWING THE REVERSE STOCK SPLIT WILL EITHER EQUAL OR EXCEED THE CURRENT PER SHARE MARKET PRICE.

         In the event our board of directors elected to proceed with a reverse stock split as previously authorized by shareholders, there can be no assurance that the market price per new share of INSCI Common Stock after a reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of INSCI Common Stock outstanding before a reverse stock split.

         Accordingly, the total market capitalization of INSCI Common Stock after a reverse stock split should one be undertaken may be lower than the total market capitalization before the proposed reverse stock split and, in the future, the market price of INSCI Common Stock following a reverse stock split may not exceed or remain higher than the market price prior to a reverse stock split.

IF A REVERSE STOCK SPLIT IS IMPLEMENTED, THE RESULTING PER-SHARE STOCK PRICE MAY NOT ATTRACT INSTITUTIONAL INVESTORS OR INVESTMENT FUNDS AND MAY NOT SATISFY THE INVESTING GUIDELINES OF SUCH INVESTORS AND, CONSEQUENTLY, THE TRADING LIQUIDITY OF INSCI COMMON STOCK MAY NOT IMPROVE.

         While a higher stock price may help generate investor interest, there can be no assurance that a reverse stock split if undertaken will result in a per-share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

A DECLINE IN THE MARKET PRICE OF INSCI COMMON STOCK AFTER A REVERSE STOCK SPLIT MAY RESULT IN A GREATER PERCENTAGE DECLINE THAN WOULD OCCUR IN THE ABSENCE OF A REVERSE STOCK SPLIT, AND THE LIQUIDITY OF INSCI COMMON STOCK COULD BE ADVERSELY AFFECTED FOLLOWING A REVERSE STOCK SPLIT.

         If a reverse stock split is affected and the market price of INSCI Common Stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split. The market price of INSCI common stock will, however, also be based on INSCI's performance and other factors, which are unrelated to the number of shares outstanding. Furthermore, the reduced number of shares that would be outstanding after a reverse stock split could adversely affect the liquidity of INSCI Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

         The Company is a defendant in an action commenced on May 16, 2003 by Lason, Inc. ("Lason") in the United States Bankruptcy Court for the District of Delaware. The Lason action is seeking the return of certain pre-petition payments made prior to the bankruptcy petition of Lason in the amount of approximately $121,000. The Company is contesting the action and has asserted a number of affirmative defenses to the action

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") effective as of June 26, 2001. The current trading symbol for our Common Stock is "INSS". Previously, our Common Stock was traded on the NASDAQ Small Cap Market from April 14, 1994, the effective date of our initial public offering, through June 26, 2001. The table below shows the high and low sales prices as reported in NASDAQ's informational reports. These prices represent prices between dealers, do not include retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

                                 COMMON STOCK PRICE

                      FISCAL 2003                 FISCAL 2002
QUARTER            HIGH          LOW           HIGH          LOW
-------       ------------- ------------- ------------- -------------

First             $0.08         $0.01         $0.44         $0.15
Second            $0.08         $0.05         $0.30         $0.06
Third             $0.10         $0.04         $0.14         $0.05
Fourth            $0.09         $0.06         $0.08         $0.03

--------------------------------------------------------------------------------

         On June 4, 2003, the closing price of the common stock was $0.11. As of June 4, 2003, we had 222 holders of record of our common stock. This does not include stockholders whose stock is held in nominee or street name by brokers and other institutions.

         No dividends have been declared on our Common Stock for the two most recent fiscal years. We currently intend to retain our earnings to finance future growth and therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future. Additionally, our current convertible debt financing contains a covenant that prevents us from declaring a cash dividend on our Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The auditors for the Fiscal Year ended March 31, 2001 were Arthur Andersen LLP, ("Andersen") the Company's former auditors. Andersen has not reissued its report for the fiscal Year ended March 31, 2001, and the financial statements for the Fiscal Year ended March 31, 2001 have not been re-audited. Readers of the financial statements for the Fiscal Year ended March 31, 2001 are cautioned that there are certain inherent risks in relying upon said results in that there is limited recourse available against Andersen should readers rely to their detriment upon the prior report of Andersen.

OVERVIEW

         The following financial information should be read in conjunction with the related Consolidated Financial Statements and related Notes attached herein, and Management's Discussion and Analysis or Plan of Operations" included in this report. The financial statements for the fiscal years ended March 31, 2003 and March 31, 2002 have been audited by Goldstein and Morris CPA's, PC and the financial statements for the year ended March 31, 2001 have been audited by Arthur Andersen LLP. The consolidated statement of operating data for each of the three years ended March 31, 2003, 2002 and 2001 are derived from the audited financial statements included in this report.

                                                            FISCAL YEAR ENDED MARCH 31,
                                                                  (in thousands)

                                                      2003              2002            2001
                                                  -------------     ------------   -------------
INCOME (LOSS) BEFORE NON-RECURRING EXPENSES
  INSCI                                               $  1,769         $    849         $ (4,527)

  InfiniteSpace                                           --               --             (2,637)
  INSCI UK                                                --               --               (394)
  Lognet                                                    15              (30)            (521)

NON-RECURRING EXPENSES
  Restructuring and other charges                         --               --             (8,916)
                                                      --------         --------         --------
OPERATING INCOME (LOSS)                                  1,784              819          (16,995)
  Interest expense, net                                   (690)            (451)            (526)
                                                      --------         --------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                  1,094              368          (17,521)
  Extraordinary item                                       289             --               --
                                                      --------         --------         --------
NET INCOME (LOSS)                                     $  1,383         $    368         $(17,521)
                                                      ========         ========         ========

         The following table sets forth, for the fiscal years indicated, certain items from the Company's results of operations expressed as a percentage of revenues:

                                                          FISCAL YEAR ENDED MARCH 31,
                                                      2003 %             2002 %        2001 %
                                                  -------------     ------------   -------------
Revenues                                                   100               100             100
Cost of revenues                                            15                22              42
                                                 -------------      ------------   -------------
Gross profit                                                85                78              58
                                                 -------------      ------------   -------------
Expenses:
  Sales and marketing                                       24                24              32
  Product development                                       22                20              58
  General and administrative                                20                25              49
  Non-recurring expenses:
    Restructuring and other charges                         --                --              89
                                                 -------------      ------------   -------------
      Total expenses                                        66                69             228
                                                 -------------      ------------   -------------
Operating income (loss)                                     19                 9            (170)

  Interest expense, net                                     (7)               (5)             (5)
                                                 -------------      ------------   -------------
Income (loss) before extraordinary item                     12                 4            (175)
  Extraordinary item                                         3                --             --
                                                 -------------      ------------    ------------
Net income (loss)                                           15                 4            (175)
                                                 =============      ============   =============

         The following tables compare total revenues for the fiscal years indicated (in thousands):

                                                         FISCAL YEAR ENDED MARCH 31,
                                                       2003         2002           % CHANGE
                                               --------------    -------------    -------------
Product revenues                                     $ 3,811          $ 2,799                36%
Installation and implementation services               1,199            1,885               (36)
Maintenance services                                   4,226            3,799                11
                                               --------------    -------------
      Total revenues                                 $ 9,236          $ 8,483                 9
                                               ==============    =============

                                                         FISCAL YEAR ENDED MARCH 31,
                                                       2002         2001           % CHANGE
                                               --------------    -------------     -------------
Product revenues                                     $ 2,799          $ 4,043                (31)%
Installation and implementation services               1,885            2,205                (15)
Maintenance services                                   3,799            3,767                  1
                                               --------------    -------------
      Total revenues                                 $ 8,483         $ 10,015                (15)
                                               ==============    =============

         The following table compares certain items from our results of operations by quarter for the fiscal years indicated (in thousands):

         THIS UNAUDITED INFORMATION HAS BEEN PREPARED ON THE SAME BASIS AS THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-KSB AND, IN THE OPINION OF THE COMPANY'S MANAGEMENT, REFLECTS ALL ADJUSTMENTS (OF A NORMAL AND RECURRING NATURE) WHICH ARE NECESSARY TO PRESENT FAIRLY THIS INFORMATION FOR THE QUARTERS PRESENTED. THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-KSB. RESULT OF OPERATIONS OF THE COMPANY FOR ANY QUARTER MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR FUTURE PERIODS.

                                                      FISCAL 2003
                                                     QUARTER ENDED

                             6/30/02           9/30/02          12/31/02          3/31/03
                           -------------     -------------    -------------    -------------
Revenues                         $ 2,270           $ 2,280          $ 2,531           $ 2,155
Cost of revenues                     398               345              314               290
                                 -------           -------          -------           -------

Gross profit                       1,872             1,935            2,217             1,865
Expenses                           1,494             1,481            1,616             1,514
                                 -------           -------          -------           -------

Operating income                     378               454              601               351
Interest expense, net               (207)             (174)            (155)             (154)
Extraordinary item                   --                192              --                 97
                                 -------           -------          -------           -------
Net income                       $   171           $   472          $   446           $   294
                                 =======           =======          =======           =======

                                                      FISCAL 2002
                                                     QUARTER ENDED

                             6/30/01           9/30/01          12/31/01          3/31/02
                           -------------     -------------    -------------    -------------
Revenues                        $ 2,485            $ 2,223          $ 1,973          $ 1,802
Cost of revenues                    491                509              440              381
                                -------            -------          -------          -------

Gross profit                      1,994              1,714            1,533            1,421
Expenses                          2,019              1,431            1,382            1,011
                                -------            -------          -------          -------

Operating income (loss)             (25)               283              151              410
Interest expense, net              (110)              (106)             (71)            (164)
                                -------            -------          -------          -------
Net income (loss)               $  (135)           $   177          $    80          $   246
                                =======            =======          =======          =======

                                                      FISCAL 2001
                                                     QUARTER ENDED

                             6/30/00           9/30/00          12/31/00          3/31/01
                           -------------     -------------    -------------    -------------
Revenues                        $  2,879          $  2,506         $  2,684         $  1,946
Cost of revenues                   1,187             1,176              920              881
                                --------          --------         --------         --------

Gross profit                       1,692             1,330            1,764            1,065
Expenses                           4,063             4,043            2,801            3,023
                                --------          --------         --------         --------

Operating income (loss)           (2,371)           (2,713)          (1,037)          (1,958)
Interest expense, net               --                   7             (225)            (308)
Restructuring expenses              --              (8,516)            --               (400)
                                --------          --------         --------         --------
Net income (loss)               $ (2,371)         $(11,222)        $ (1,262)        $ (2,666)
                                ========          ========         ========         ========

GENERAL

         THE FOLLOWING DISCUSSION OF MANAGEMENT'S ANALYSIS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2003 ("FISCAL 2003") AND THE FISCAL YEAR ENDED MARCH 31, 2002 ("FISCAL 2002"), AND DISCUSSION OF FINANCIAL CONDITION AT MARCH 31, 2003, SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S BUSINESS, PLANS, ESTIMATES AND BELIEFS. OUR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

         INSCI is a leading enterprise content management (ECM) provider of digital document archive solutions. INSCI's highly scaleable solutions provide storage and access for mission-critical documents, reports, statements, and e-mail necessary for business functions or regulatory compliance. The industry recognized highly scaleable archive solution supports high volume ingestion, digital asset preservation, on-line presentment and delivery functions via internal networks or via the World Wide Web. With the addition of web-enabled capabilities, INSCI's customers can take advantage of e-commerce to improve communication and customer satisfaction while decreasing costs. For over 10 years INSCI has been recognized for its ability to capture and store high volumes of electronic information.

         INSCI was originally founded to capture and preserve high volumes of mission critical business information. With the adoption of the Internet the Company has expanded its product offerings to include web-based presentment capabilities for documents such as bank statements, 401k statements, customer and vendor statements, explanation of benefits (EOB's), e-mail and transaction confirmation documents. This offers our customers the ability to provide increased internal communication, productivity improvements and improved customer satisfaction and communication.

         The ESP+(TM) archive solution was built on a three tier scaleable architecture and will support multiple platforms including Windows and UNIX and includes Windows and Web-based client desktop solutions. Additionally, an industry standard Java based application program interface (API) offers seamless integration to third party applications from CRM, ERP, HIT and other vendors and also offers the ability for a client to develop their own user interface for their employees or customers. INSCI has marketed the API to develop a formalized Alliance Partner program to increase product distribution and vertical market specific presence.

         Sales to end-users generally include software license, professional services and maintenance. ASP-enabling sales typically include recurring revenues that are transaction based. As a long-standing provider of advanced and cost-effective solutions, INSCI has licenses at more than 500 world-leading companies across a host of industries - including financial services, telecommunications, insurance, utilities, manufacturing and healthcare - enhancing their bottom-line performance through highly-scalable digital archiving and electronic presentment applications. Since the archive and presentment solution is vertically non-specific, the Company's' market opportunity is broad. INSCI also markets and licenses products on an international basis through its Alliance Partners. Such strategic relationships include Unisys Corporation, Xerox Corporation, PFPC, Fuji Xerox, EMC Corporation and HandySoft.

         We distribute our products through a combination of a direct sales force and through Alliance Partners. Revenue is net of discounts and allowances to Alliance Partners. In Fiscal 2003 and Fiscal 2002 we derived approximately 47% and 43%, respectively, of our total revenues from Alliance Partners. Revenues consist of one time license fees, service revenues and maintenance revenues. In Fiscal 2003 we completed agreements with twelve companies. We consider the development of a successful Alliance Partner program as a key element for our future growth.

         Revenues were $9.2 million for Fiscal 2003 compared to $8.5 million for Fiscal 2002, a 9% increase over the prior fiscal year. Increased demand for licensed product and maintenance offset a decline in service revenues.

         Consolidated net income for Fiscal 2003 was $1.4 million reflecting the full annual impact of expense reductions implemented in the prior fiscal year as the Company implemented a restructuring strategy focused on core operations. Consolidated net income for Fiscal 2002 was $368,000.

         During the second half of Fiscal 2000, we established InfiniteSpace.com, Corp. ("InfiniteSpace"), a business-to-business, electronic statement presentment application service provider (ASP), as a separate wholly owned subsidiary. The focus of InfiniteSpace was to provide electronic statement presentment services to the financial services industry. We completed two acquisitions, Internet Broadcasting Company, Inc. and Lognet 2000, Inc., to add to the resources of InfiniteSpace. Since we were unable to secure the additional financing to support the operations and business strategy of InfiniteSpace, effective with the close of the second quarter of Fiscal 2001, we redirected our strategy to focus on our core products, abandoned the operations of InfiniteSpace, wrote down certain assets related to the two acquisitions completed to support the subsidiary's portal services-based ASP strategy, and reduced our overall expenses. All charges associated with those actions were recorded as a non-recurring charge in Fiscal 2001 results of operations.


         In November 2000, we finalized arrangements that provided an aggregate of $3.5 million in new financing, which included $2.0 million of subordinated convertible debt ("Convertible Debt) provided by Selway Partners LLC ("Selway"), which is a technology holding company engaged in building technology-oriented companies, and CIP Capital LP ("CIP"), a venture capital firm specializing in early and mid-stage technology companies. Selway is an affiliate of INSCI in that two of INSCI's five board of directors' members are affiliated with Selway. At the time of the financing, CIP was also a shareholder of INSCI. Effective November 2002, the Convertible debt was refinanced with new convertible debentures totaling $2.2 million being issued to pay the Convertible Debt plus unpaid interest. The new debentures call for principal and interest payments over a three-year term and provide for interest at 10% per annum. The agreement includes provisions for early termination without penalty and the demand provision was extended through March 31, 2004.

         On March 1, 2001, INSCI sold the majority of the assets of Lognet to Paynet Electronic Billing Ltd. ("Paynet"), a non-affiliated privately owned company based in Haifa, Israel. The consideration received for the sale of Lognet assets included $245,000 in cash, a 20 percent equity interest in Paynet and up to $1,600,000 in future royalties. In connection with this sale, a $110,000 fee was paid to Econium, Inc., an affiliate of Selway, for Econium's assistance to Lognet. The carrying value of the investment in Paynet was recorded as of March 31, 2001 at $94,000, which was the carrying value of the assets sold.

         In Fiscal 2002, we entered into a subordinated convertible debt facility of up to $700,000 with Selway. The convertible debt bears an annual interest rate of 13 percent payable in cash or in additional debentures and is secured by a junior lien on all of INSCI's assets. Effective March 31, 2003, the debentures issued pursuant to this subordinated debt facility and all outstanding interest thereon were converted into Series B Convertible Preferred Stock with an aggregate value of $1.2 million. (See Liquidity and Capital Resources).

         In June 2002 we implemented a strategic plan to focus the traditional core operations of the Company and to leverage e-commerce and Internet based market opportunities. With the return to a core strategic market focus the Company further reduced overhead and has achieved consecutive quarterly profitability. The Company has focused on the development and market introduction of additional products for the enterprise content management (ECM) market and the development of an Alliance Partner Program to expand product distribution and vertical market presence.

SIGNIFICANT ACCOUNTING POLICIES

         The following discussion and analysis of the financial condition and results of operations has been prepared based upon the financial statements of INSCI Corp., which have been prepared in accordance with General Accepted Accounting Principals (GAAP) as practiced in the United States. The preparation of the financial statements requires the use of estimates and assumptions that affect the valuation of certain assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses as of such date. Management has concluded such estimates and assumptions based upon historical experience and other reasonable measurements available at such time. Such estimates and assumptions are reviewed on an on-going basis and in contemplation of any changes in GAAP. Management believes that the following critical accounting policies form the basis of the determination of the preparation of the consolidated financial statements

REVENUE RECOGNITION

         INSCI recognizes product revenues from the sale of software licenses in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", and SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition With Respect to Certain Transactions". For software license sales for which any services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence (VSORE) of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the license element, the Company uses the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP No. 98-9, the fair value of all undelivered elements such as post contract customer support or other services is deferred and subsequently recognized as the services are performed, with the difference between the total arrangement fee and the amount allocated for the undelivered elements being allocated to the delivered element.

         Service revenues include revenue from systems integration, product implementation, and conversions, consulting and training revenue. Revenue is recognized upon acceptance by the customer of the completed project and when there are no significant remaining obligations. Systems integration and training revenues provided to customers on a time and materials basis are recognized as the related services are performed.

         Software maintenance revenue is recognized ratably over the contract period, generally one year. Deferred revenues represent (1) payments received from customers for software licenses, services and maintenance in advance of performing services and (2) amounts deferred in accordance with SOP No. 97-2 and SAB No. 101.

         The Company does not grant rights to customers for product returns, except for defects or documented errors in performance as outlined in the product specifications pursuant to the product specifications provided in an industry standard license agreement. Such license provides a 30-day limited warranty, which provides licensees with a cost free fix to such defects or errors.

PRODUCT DEVELOPMENT

         Statement of Financial Standards ("SFAS") No 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of software development costs once technological feasibility, defined as achievement of a working model, is achieved. Capitalized costs are amortized ratably over the estimated product life or on a pro-rata ration based upon the estimated product revenues, which ever is greater. Product development includes all research and development expenses and software development costs. The Company expenses all research and development expenses as incurred. All software development costs associated with establishing technological feasibility, which we define as completion of beta testing, are expensed. Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, no software development costs are capitalized in the accompanying consolidated financial statements.

RESTRUCTURING

         As a result of the Company's strategic redirection to return to core operations, INSCI ceased operations of its ASP based subsidiaries, reduced general operating expenses and wrote down its investment in Lognet. These changes along with other costs associated with the realignment of INSCI's strategy were charged to the operating results for Fiscal 2001 and reflected as restructuring and other charges. The total amount of the restructuring was $8.9 million. The major components of the charges were a write-down of $6.0 million for Lognet's goodwill.

INCOME TAXES

         The Company accounts for income taxes under SAFS No.1 09 "Accounting for Income Taxes" which requires the use of the asset and liability method of accounting for income taxes. Under this method, net operating loss carryforwards and tax credit carryforwards are recognized as deferred tax assets. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount. (See Note 8 in the Consolidated Financial Statements.)

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDING MARCH 31, 2003 AND MARCH 31, 2002

REVENUES

         Revenues for Fiscal 2003 were approximately $9.2 million, an increase of $753,000, or 9% over Fiscal 2002. Product revenues increased $1.0 million or 36% over Fiscal 2002. The increase in product revenues is due to increased adoption of on-line statement presentment and additional vertical markets. Service revenues, exclusive of maintenance services, declined $686,000 from Fiscal 2002 as the Company experienced a decline in large-scale conversion contracts. Maintenance service revenues increased $427,000 or 11% over Fiscal 2002 as a result of the increase in product revenues and several long-term maintenance contracts, which expired in Fiscal 2003 and were successfully renewed with current pricing.

         In Fiscal 2003, we received in excess of 10% of our total revenues from Unisys Corporation, one of our Alliance Partners. In Fiscal 2002, we received in excess of 10% of our total revenues from Unisys Corporation and also from Xerox Corporation, another of our Alliance Partners.

COST OF REVENUES

         Cost of revenues decreased $474,000 or 26% from the prior year, which was the result of reduced services overhead due to the reallocation of personnel to focus on the development of new products as part of the Company's growth strategies implemented in Fiscal 2002. Also contributing to the decrease were improved efficiencies in maintenance costs through implementation of technology based infrastructure and related productivity gains.

GROSS PROFIT

         Gross profit as a percent of revenues was 85.4% for Fiscal 2003 compared to 78.5% for Fiscal 2002. Gross profit for Fiscal 2003 was $7.9 million, an increase of $1.2 million or 18% from the $6.7 million for Fiscal 2002. The improvement in gross profit was due to the increased portion of product licenses, which have a lower cost of sales and the reduced personnel and related overhead.

SALES AND MARKETING

         Sales and marketing expenses for Fiscal 2003 were $2.2 million, an increase of $184,000 or 9% from the prior year as a result of increased sales headcount and increased commission expenses due to increased revenues. Sales and marketing expense in Fiscal 2003 and Fiscal 2002 were each 24% of revenues. In the second half of Fiscal 2003 the Company increased expenses to expand a direct telemarketing and direct sales effort, to increase market visibility and to expand the Alliance Partner program. The Company anticipates that sales and marketing expenses will increase in absolute dollars as the Company's growth strategies are implemented.

PRODUCT DEVELOPMENT

         Product development expenses for Fiscal 2003 were $2.0 million, an increase of $279,000 or 16% from Fiscal 2002. Product development expenses are 22% of Fiscal 2003 revenues as compared to 20% of Fiscal 2002 revenues. The Company realized reduced product development costs in fiscal 2002 through the elimination of third party development expenses offset by INSCI's focus on the development of additional product offerings for new markets as part of the Company's growth strategy implemented in Fiscal 2003.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were approximately $1.9 million, a decrease of approximately $200,000 or 10% from the prior year. General and administrative expenses are 20% of Fiscal 2003 revenues as compared to 25% of Fiscal 2002 revenues. The decrease was the result of successful settlement of payables, a reduction in the reserve for restructuring expenses, reduced professional fees and a general reduction in overhead.

INTEREST EXPENSE, NET

         Interest expense for Fiscal 2003 was $690,000, an increase of $239,000 or 53% from the prior fiscal year expense of $451,000. This increase was due a higher level of borrowings in Fiscal 2003, non-cash charges of $73,000 related to the issuance of warrants for the refinancing of the convertible debentures, and the effect of the compounded interest payable on the convertible debentures issued pursuant to the June 2001 Investment Agreement.

EXTRAORDINARY ITEM

         As a result of the restructuring plan to focus on core operations, the Company discontinued operations of several business units in Fiscal 2001. In Fiscal 2003 the Company settled all outstanding obligations of the discontinued subsidiaries inclusive of those guaranteed by INSCI Corp. Certain settlements were for less than the face amount, including an obligation with Key Corporate Capital, Inc. (formerly Leasetec Corporation). The Company agreed to an initial payment of $165,450 and a 48-month note for the remaining amount. During March 2003, the Company agreed to settle the balance of the note for $100,000. The difference was recorded as an extraordinary gain of $289,000.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDING MARCH 31, 2002 AND MARCH 31, 2001

REVENUES

         Revenues for Fiscal 2002 were approximately $8.5 million, a decline of $1.5 million, or 15% over Fiscal 2001. Product revenues decreased $1.2 million or 31% over Fiscal 2001. Service revenues decreased $320,000 and maintenance revenues demonstrated a small increase.

         Fiscal 2001 product revenues included $420,000 attributable to the Lognet subsidiary representing 34% of the decline in Fiscal 2002. The Company sold the assets of Lognet to Paynet Electronic Billing Ltd. (Paynet), a nonaffiliated privately owned company in Israel on March 1, 2001. The Company de-emphasized hardware product sales in the second half of Fiscal 2001. INSCI's hardware related sales decreased from $300,000 in Fiscal 2001 to $70,000 in Fiscal 2002, accounting for 18% of the product revenue decline. Additionally, the decline in product revenues was in part attributable to the slowdown in the general economy during the last two quarters of Fiscal 2002.

         Services revenue for Fiscal 2001 included $364,000 attributable to Lognet. Net of the affect of Lognet, service revenues increased $76,000, or 1%.

         Net of the effect of Lognet, revenues declined 8% from Fiscal 2001 to Fiscal 2002.

         For both Fiscal 2002 and Fiscal 2001 we received in excess of 10 percent of our total revenues each from Unisys Corporation and Xerox Corporation, two of our Alliance Partners

COST OF REVENUES

         Cost of revenues for Fiscal 2002 were $1.8 million, a decrease of $2.3 million compared to Fiscal 2001. Cost of revenues was 22% of revenues for Fiscal 2002 and 42% of revenues for Fiscal 2001. The decrease of $2.3 million or 56% compared to Fiscal 2001 was the result of the return to core operations, the de-emphasis of hardware sales and the discontinued operations of InfiniteSpace.

GROSS PROFIT

         Gross profit as a percentage of revenues was 78.5% for Fiscal 2002 compared to 58.4% for Fiscal 2001. Gross profit for Fiscal 2002 was $6.7 million, an increase of $811,000 or 14% from the $5.9 million for Fiscal 2001. The increase in our gross profit was primarily the result of reduced cost of sales and the de-emphasis of hardware sales, which offer a substantially lower gross profit margin.

SALES AND MARKETING

         Sales and marketing expenses for Fiscal 2002 were $2.0 million, a decline of approximately $1.2 million or 38% from Fiscal 2001. As a percentage of revenues, sales and marketing expenses were 24% in Fiscal 2002, as compared to 32% in Fiscal 2001. The Fiscal 2001 expenses included $790,000 related to the operations of InfiniteSpace, whose operations were ceased during the fiscal year. The decline was also due to costs associated with lower revenues, a reduction in trade show and promotional expenses and a reduction in sales personnel.

PRODUCT DEVELOPMENT

         Product development expenses for Fiscal 2002 were $1.7 million, a decrease of $4.0 million or 70% from Fiscal 2001. Product development expenses were 20% of Fiscal 2002 revenues compared to 58% of Fiscal 2001 revenues. Expenditures for Fiscal 2001 reflect product development expenses for InfiniteSpace and Lognet in the amount of $1.4 million representing 14% of Fiscal 2001 revenues. The Company realized further decreases in product development expenses through the elimination of third party development and consulting expenses and an increased focus on core products.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $2.1 million, a decrease of $2.8 million or 58% from Fiscal 2001. Fiscal 2001 expenses include the costs of InfiniteSpace and Lognet totaling $1.4 million accounting for 50% of the decrease. The balance of the reduction was primarily due to the decreased reliance on consultants, a decrease in provision for bad debts and the various costs reduction efforts enacted in Fiscal 2002.

RESTRUCTURING AND OTHER CHARGES

         As a result of our strategic redirection, the Company ceased operations of the InfiniteSpace, IBC and UK subsidiaries, reduced operating expenses and wrote down the investment in Lognet. These changes and the costs of closing the InfiniteSpace, IBC and UK subsidiaries; along with other costs associated with the realignment of strategy, have been charged to the operating results of Fiscal 2001. The components of the charges included a write down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $832,000 related to severance payments for approximately 20 employees, $831,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace and its data center.

INTEREST EXPENSE, NET

         Interest expense for Fiscal 2002 was $451,000. Interest expense for Fiscal 2001 was $601,000, net of interest income of $75,000 for net interest expense of $526,000. The decrease in net interest expense was due to $287,000 of non-cash interest charges related to the issuance of warrants for convertible debt financing in Fiscal 2001 offset by increased borrowings through the convertible debt financing.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its business through cash flows from operations and borrowings from sales of its receivables. One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities.

         At March 31, 2003, INSCI had $771,000 of cash and working capital deficit of $1.9 million in comparison to $412,000 of cash and working capital deficit of $6.2 million at March 31, 2002 and $460,000 of cash and working capital deficit of $6.9 million at March 31, 2001. Accounts receivable were $2.1 million as of March 31, 2003 compared to $1.3 million as of March 31, 2002 and $1.5 million as of March 31, 2001.

INSCI's cash flows are summarized below as follows (in thousands):

                                                             YEAR ENDED MARCH 31,
                                                          2003       2002      2001
                                                       --------   --------   -------
Cash provided by (used in)
       Operating activities                            $   154    $    31    $(5,629)

       Investing activities                               (118)         8      2,512

       Financing activities                                323        (87)     1,666
                                                       -------    -------    -------
           Net increase (decrease) in cash             $   359    $   (48)   $(1,451)
                                                       =======    =======    =======
Cash at end of year                                    $   771    $   412    $   460
                                                       =======    =======    =======

         For the Fiscal 2003 net cash provided by operating activities was $154,000 compared to net cash provided by operating activities for Fiscal 2002 of $31,000. The Fiscal 2003 net cash from operating activities was the effect of the increase in net income offset by the decrease in accounts payable and accrued expenses and the increase in accounts receivable. The decrease in accounts payable and accrued liabilities was the result of payments of expenses related to discontinued subsidiaries, restructuring charges, settlement of various obligations and lower operating expenses. The increase in accounts receivable was due to increased revenues from the previous years quarter and several orders received and shipped in the last month of the quarter.

         Cash used in investing activities was $118,000 for the year ended March 31,2003, compared to cash provided by investing activities of $8,000 for the year ended March 21,2002. The change was due to an increase in capital expenditures.

         Net cash provided by financing activities for Fiscal 2003 was $323,000, compared to cash used in financing activities of $87,000 for Fiscal 2002. The Company entered into a new financing arrangement for its accounts receivable resulting in an increase in eligible accounts receivable and more favorable borrowing terms. The Company's net increase in advances was $809,000 due to this new financing arrangement. The bank loan was paid down from $304,000 to $284,0000, at which time proceeds from the accounts receivable financing were used to retire the balance.

         In November 2000, the Company closed $2.0 million of subordinated convertible debt ("Series A Convertible Debt") financing with Selway, an affiliate, and CIP (the "Investors"). The Series A Convertible Debt was convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per Series A Preferred share. The Series A Preferred was in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Series A Convertible Debt called for interest at prime plus 2.5 percent payable in cash or in additional shares of Series A Preferred, at the option of the Investors, and was secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and interest were payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. As part of the financing, the Investors were granted warrants to purchase approximately 462,000 shares of Series A Preferred stock at $1.44 per share. Selway was also issued warrants to purchase 200,000 shares of common stock at $0.72 per share for services rendered in connection with the financing transaction. In addition Selway Management, Inc., an affiliate of Selway, entered into a $20,000 per month management consulting agreement with INSCI for a term of three year. The management fee was payable in either cash or shares of INSCI common stock at INSCI's option. The management agreement was amended in June 2001 whereby the monthly fee was reduced to $15,000 per month as part of the June 2001 financing. The Series A Convertible Debt had a number of non-financial covenant requirements and also contained certain registration rights. The Company had not complied with certain covenants pertaining to Selway's registration rights and was granted an extension of such covenants until September 1, 2003 to file a registration statement for said securities as part of a refinancing agreement finalized on March 31, 2003.

         On January 17, 2003, the Company, Selway and CIP entered into an agreement, effective as of November 30, 2002 and finalized on March 31, 2003, to refinance the Series A Convertible Debt. The refinancing agreement calls of $2.2 million in Convertible Debentures ("Series A Debentures") and a cash payment of approximately $305,000 (paid on January 17, 2003) to pay the Series A Convertible Debt plus interest accrued thereon, a total of approximately $2.5 million. The Series A Debentures will bear an interest rate of 10% per annum with principal and interest payments of $45,000 per month, $65,000 per month and $80,000 per month in each successive twelve month period commencing December 1, 2002 and a final payment of approximately $308,000 due December 1, 2005. The Series A Debentures are secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and accrued interest on Convertible Debentures will be payable by redemption at the option of the Investors at any time after March 31, 2004. As of March 31, 2003, the Convertible Debt is convertible into Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"), which is in turn convertible into approximately 18.3 million shares of the Company's Common Stock at a price of $.11 per share. This financing may result in dilution to INSCI's stockholders

         The Series A Preferred Warrants and the Common Stock Warrant issued with the November 2000 financing expired in November 2002 and January 2003. Concurrent with the refinancing, the Investors were granted warrants to purchase 461,538 shares of Series A Preferred stock at $1.44 per share, which would be convertible into approximately 5.5 million shares of INSCI Common Stock. These warrants will expire in November 2007 and January 2008. Selway was also issued warrants expiring in November 2008 to purchase 200,000 shares of common stock at $0.72 per share.

         As of June 21, 2001, the Company entered into a subordinated convertible debt facility ("Series B Convertible Debt") of up to $700,000 with Selway. The Company received gross proceeds of $250,000 from the financing in June 2001 and drew down an additional $335,000. The Series B Convertible Debt called for an interest rate of 13 percent per annum payable in cash or in additional debentures and was convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share, which is convertible into shares of common stock of the Company as defined in the agreement. The Series B Convertible Debt was secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest were payable at the earlier of June 15, 2002 or upon demand by Selway. Amendments to this agreement extended the maturity date of the Series B Convertible Debt to March 31, 2003. The amendment to the management agreement entered into as of June 21, 2001 reduced the monthly fee to $15,000 per month in cash or Series B convertible debentures. The company satisfied $450,000 of management fees pursuant to this agreement by issuance of debentures, including a $135,000 payment for the remaining term of the management agreement at a 10% discount. The Series B Preferred had liquidation preferences, which were pari passu with other pre-existing shares of preferred stock.

         On March 31, 2003, Selway converted the Series B Convertible Debt plus accrued interest thereon totaling approximately $1.2 million into 123,344 of Series B Convertible Redeemable Preferred Stock at a price of a $10.00 per share. The Series B Preferred calls for dividends in the amount of 13% per annum. As of March 31, 2003, these shares may be converted into 59,488,507 shares of the Company' s Common Stock.

         On March 8, 2001, we entered into a receivable financing arrangement with Prestige Capital Corporation ("Prestige"), which replaced a $1.5 million receivable financing arrangement with Silicon Valley Bank. INSCI agreed to sell certain accounts receivable to Prestige subject to limited recourse at a discount fee of up to 10% depending upon the length of time Prestige holds the receivable before collection. INSCI received 75% of the face value of the receivable upon purchase by Prestige. This agreement was terminated in May 2002.

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

         As part of this new receivables financing agreement, the Company retired its loan with the Pennsylvania Business Bank.

         As of March 31, 2003 the only significant contractual obligation or other commercial commitment consists of facility lease obligations of $758,000, of which $504,000 is due within the next fiscal year ending March 31, 2004 (See
Note 12 of the Consolidated Financial Statements). The Company does not guarantee the debts of others or have any other off-balance sheet obligations or commitments that could significantly change our liquidity.

         We believe that the Company should be able to generate cash flows from operations, which combined with additional cash resources, will be sufficient to meet our planned working capital, capital expenditure, loan obligation and business expansion requirements. However there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional debt or equity financing. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our shareholders.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On May 20, 2002, by a resolution of its Board of Directors, the Company resolved to change auditing firms and dismissed Arthur Andersen LLP ("Andersen") and retained Goldstein and Morris CPA's PC. The report of Andersen on the Company's financial statements for the 2001 fiscal year contained an emphasis of matter paragraph regarding the Company's ability to continue as a going concern, however did not contain a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The prior fiscal year did not contain an adverse or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the Company's former accounting firm in any matter of accounting principles, practices, financial statement disclosures or auditing scope or procedures in connection with audits by the Company's former accounting firm for the two most recent fiscal years, or in any subsequent interim period preceding such change of accounting firms.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item will be included in our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2003 under the captions "Election of Directors" and "Directors and Executive Officers of the Registrant", and is incorporated by this reference as if set forth in full herein.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item will be included in our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2003 under the captions " Summary Compensation Table", "Option Grants in Fiscal Year 2003", "Aggregate Option Exercises In Last Fiscal Year And Fiscal Year End Option Values", and "Remuneration of Non-Management Directors" and is incorporated by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be included in our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2003 under the captions "Security Ownership of Certain Beneficial Owners" and is incorporated by this reference as if set forth in full herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be included in our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2003 under the captions " Certain Relationships and Related Transactions" and is incorporated by this reference as if set forth in full herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB.

b) A Current Report of Form 8-K was filed by the Company on April 18, 2003 dated April 4, 2003, which reported the completion of amendments to two financing agreements. The first refinancing was with Selway Partners and CIP Capital of a November 28, 2000 financing transaction. The second refinancing was with Selway Partners of a June 21, 2001 financing transaction.

ITEM 14. CONTROLS AND PROCEDURES

         The Company is not required to furnish the information required by Item 307 of Regulation S-B until its fiscal year ending March 31, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INSCI CORP.


                                           By: /s/ HENRY F. NELSON
                                           --------------------------------
                                           Henry F. Nelson, Chief Executive
                                           Officer, President, and Chief
                                           Financial Officer


Dated June 30, 2003

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


    SIGNATURE                                  TITLE                                     DATE
-------------------             ------------------------------------                 -------------
/S/ HENRY F. NELSON             Chief Executive Officer, President,                  June 30, 2003
--------------------            Chief Financial Officer and Director
Henry F. Nelson

/S/ YARON I. EITAN              Director                                             June 30, 2003
--------------------
Yaron I. Eitan

/S/ DEREK W. DUNAWAY            Director                                             June 30, 2003
--------------------
Derek W. Dunaway

/S/ FRANCIS X. MURPHY           Director                                             June 30, 2003
---------------------
Francis X. Murphy

/S/ MITCHELL KLEIN              Director                                             June 30, 2003
---------------------
Mitchell Klein

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Henry F. Nelson, certify that:

1. I have reviewed this annual report on Form 10-KSB of INSCI Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 30, 2003

/S/ HENRY F. NELSON
-----------------------------------
Henry F. Nelson
Chief Executive Officer, President
and Chief Financial Officer

                                   INSCI CORP.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS


Yaron I. Eitan 2
     Chairman of the Board

Henry F. Nelson
    Chief Executive Officer, President & Chief Financial Officer

Derek Dunaway 2

Francis X. Murphy 1

Mitchell Klein 1


1 Member of the Audit Committee
2 Member of the Compensation Committee


                                EXECUTIVE OFFICER

Henry F. Nelson
    Chief Executive Officer, President & Chief Financial Officer


AUDITORS:                               TRANSFER AGENT:

Goldstein and Morris CPA's, PC          Wachovia Bank, N.A.
36 West 44th Street                     1525 West W. T. Harris Blvd. - 3C3
New York, NY 10036                      Charlotte, NC  28288

INDEX OF EXHIBITS

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below (footnote explanations are at end of Index):

Sequential
PAGE NUMBER

EXHIBIT NO.     DESCRIPTION OF EXHIBIT

 3.1     Certificate of Incorporation of the Company.
 3.2     Bylaws of the Company.
 3.3 Amendment to Certificate of Incorporation of the Company Creating Preferred Stock.
 3.4     Certificate of Amendment to the Certificate of Incorporation.
 3.5 Certificate of Amendment to Certificate of Incorporation changing the Company name to insci-statements.com, corp.
 3.6 Certificate of Amendment to Certificate of Incorporation changing the Company name to INSCI Corp.
 3.7 Certificate of Amendment to Certificate of Incorporation increasing authorized number of Common Stock.
 3.8 Certificate of Amendment to Certificate of Incorporation amending the Series A Preferred Stock and increasing the authorized number of Series B Preferred Stock
 4.1 Rights agreement dated April 4, 2000 between the Company and the Rights Agent.
10.1     1992 Stock Option Plan.
10.2     1992 Directors Option Plan.
10.3     1992 Advisory Committee Plan.
10.4 Accounts Financing Agreement between the Registrant and Congress Financial Corporation, and related documents.
10.5     Form of 1991 Option.
10.6     Form of 1992 Warrants.
10.7     Form of 1992 Convertible Subordinated Note.
10.8     Form of 1992 Contingent Warrants.
10.9     Form of 1993 Warrant3/4Version A.
10.10    Form of 1993 Release Agreement.
10.11    Form of Management Agreement between the Registrant and Imtech.
10.12    Form of Tax Sharing Agreement between the Registrant and Imtech.
10.13    Form of Indemnification Agreement with the Registrant's Directors.
10.14 Marketing Associate Solution Alliance Agreement between UNISYS Corporation and Registrant.
10.16    Data General Value Added Reseller Discount Purchase Agreement.
10.17    Data General Optical Systems and Software Agreement.
10.18    Distribution Agreement between Fiserv CIR, Inc. and Registrant.
10.19 Lease Agreement relating to the Company's White Plains, New York headquarters.
10.20    Forms of Customer License Agreements used by the Company.
10.21    Forms of Employee Confidentiality Agreements used by the Company.
10.22 Nondisclosure and Noncompetition Agreement between the Registrant, Imtech and Mason Grigsby.
10.23    Form of 1993 Warrant - Version B.
10.24    Employment Agreement between the Company and John L. Gillis.
10.25    Employment Agreement between the Company and Kris Canekeratne.
10.26    Form of 1993 Exchange Agreement and Investor Suitability
         Representations.

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

10.35 Business Partner Agreement between International Business Machines Corporation and Registrant.
10.36    Waiver by BNY Financial Corporation.
10.37 Stock Escrow Agreement between Registrant, Imtech and First Union National Bank of North Carolina (as Escrow Agent)
10.39    Promissory Note to the Company from John L. Gillis and Sandra Gillis.
10.40 Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
10.41 Amendment to Loan Agreement between BNY Financial Corporation and Registrant.
10.42    Lease agreement relating to the Company's Westborough, MA headquarters.
10.43    Employment agreement with Jack Steinkrauss.
10.44    First amendment to employment agreement with John Gillis.
10.45    First amendment to employment agreement with Kris Canekeratne.
10.46    Agreement for system purchase by The Northern Trust Company.
10.47    Preferred stock conversion agreement.
10.48    Technology and Reseller Agreement with Elixir Technologies, Inc.
10.49 Private Placement Term Sheet and Exhibits for offering of 90-Day 10% Subordinated Notes. Repayable in Cash or in Shares of the Company's Proposed 10% Convertible Preferred Stock.
10.50    First Amendment to Private Placement Term Sheet and Exhibits.
10.51    Employment agreement with Edward J. Prince.
10.52 Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
10.53    Employment Contract with George Trigilio, Jr.
10.54    Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
10.55    Warrant Exchange Agreement with Norcross & Company
10.56    Asset Purchase Agreement between the Company and Courtland Group, Inc.
10.57    10% Convertible Preferred Stock Private Placement Term Sheet and
         Exhibits
10.58    Unit Private Placement Term Sheet and Exhibits
10.59    Credit Line Agreement between the Company and Silicon Valley Bank
10.60    Amendment to Employment Agreement with E. Ted Prince, CEO
10.61 Acquisition Agreement between The Internet Broadcasting Company, Inc. and insci- statements.com, corp.
10.62 Regulation D Share Purchase Agreement, Form of Warrant and Registration Agreement with The Tail Wind Fund, Ltd.
10.63 Investment Agreement dated November 28, 2000 by and between the Company, Selway and CIP.
10.64    Employment Agreement with Lori Frank.
10.65 Asset Purchase Agreement between Lognet Systems Ltd, Lognet 2000, Inc., Paynet Electronic Billing Ltd. and insci-statements.com, corp.
10.66 Purchase and Sale Agreement between Prestige Capital Corporation and insci-statements.com Corp.
10.67 Participation Agreement between Prestige Capital Corporation and Selway Partners, LLC.
10.68    Employment Agreement with Henry F. Nelson*
10.69 Investment Agreement as of June 21, 2001 between Selway Partners, LLC, Selway Management, Inc. and insci-statements.com,corp.
10.70 Amendment No. 1 to Management Agreement between insci-statements.com,corp. and Selway Management, Inc.
10.71 Factoring and Security Agreement between INSCI Corp. and Benefactor Funding Corp.
10.72 Settlement Agreement between INSCI Corp. and Key Corporate Capital, Inc. (formerly Leasetec Corporation)
10.73 Second Amendment to Investment Agreement between INSCI Corp., Selway Partners, LLC and CIP Capital, L.P. of an investment agreement dated November 28, 2000.
10.74 Fourth Amendment to Investment Agreement between INSCI Corp. and Selway Partners, LLC of an investment agreement dated June 21, 2001.
10.75 Amendment No. 2 to Management Agreement between INSCI Corp. and Selway Management, Inc.
13.1     Form 10-QSB for the quarter ended June 30, 2002
13.2     Form 10-QSB for the quarter ended September 30, 2002
13.3     Form 10-QSB for the quarter ended December 31, 2002

16.1     Letter regarding change in certifying accountants
16.2     Arthur Andersen LLP letter regarding change in certifying accountants.
21.1     Subsidiaries of the Company

----------------------------------

Unless otherwise noted, the exhibit is incorporated by reference with a prior filing.

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                PAGE

Reports of Independent Public Accountants                        F-2

Consolidated Balance Sheets as of March 31, 2003 and 2002        F-4

Consolidated Statements of Operations for the Years Ended
     March 31, 2003, 2002 and 2001                               F-5

Consolidated Statements of Stockholders' Equity
    (Deficit) for the Years Ended March 31, 2003,
    2002 and 2001                                                F-6

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2003, 2002 and 2001                               F-7

Notes to Consolidated Financial Statements                       F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
INSCI Corp.


We have audited the accompanying consolidated balance sheets of INSCI Corp. as of March 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INSCI Corp. as of March 31, 2003 and 2002 and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Goldstein and Morris

New York, New York
May 20, 2003

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

                                                       /s/ Arthur Andersen LLP


Boston, Massachusetts
June 13, 2001, (except with respect to the matter discussed in Notes 1 and 15, as to which the date is June 27, 2001)

                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002
                    (in thousands, except per share amounts)

                                                                                    2003             2002  *
                                                                                -------------    -------------
ASSETS
Current assets:
    Cash                                                                        $         771    $         412
    Accounts receivable, net of allowance for doubtful
        accounts of $38 and $100, respectively                                          2,118            1,269
    Prepaid expenses and other current assets                                             367              126
                                                                                -------------    -------------
          Total current assets                                                          3,256            1,807
Property and equipment, net                                                               201              257
Other assets                                                                              172              175
                                                                                -------------    -------------
                                                                                $       3,629    $       2,239
                                                                                =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses                                       $       1,777    $       3,417
    Note payable, Bank                                                                     -               304
    Advances against receivables sold with recourse
                                                                                          858               49
    Deferred revenue                                                                    2,026            1,483
    Convertible debt, current portion                                                     456            2,740
                                                                                -------------    -------------

          Total current liabilities                                                     5,117            7,993
                                                                                -------------    -------------

Long term convertible debt, net of current portion                                      1,562                -
                                                                                -------------    -------------
Commitments and contingencies (Note 12)

Stockholders' deficit:
    Series A Convertible Redeemable Preferred Stock, $.01 par value,
      authorized 4,308 shares: issued none                                                  -                -
    Series B Convertible Redeemable Preferred Stock, $.01 par value, authorized  200 and 100 shares-: issued and outstanding
      123 and none                                                                          1                -
    8% Convertible Redeemable Preferred Stock, $.01 par value, authorized 5,592 shares: issued and outstanding 74 and 80
                                                                                            1                1
    Common stock, $.01 par value, authorized 185,000 shares:
      issued and outstanding 52,761 and 52,647                                            527              526
    Additional paid-in capital                                                         48,338           47,019
    Accumulated deficit                                                               (51,917)         (53,300)
                                                                                -------------    -------------
          Total stockholders' deficit                                                  (3,050)          (5,754)
                                                                                -------------    -------------
                                                                                $       3,629    $       2,239
                                                                                =============    =============


* Reclassified for comparative purposes

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                    (in thousands, except per share amounts)

                                              2003         2002         2001
                                            ---------    ---------    ---------
Revenues
      Product                               $   3,811    $   2,799    $   4,043
      Services                                  5,425        5,684        5,972
                                            ---------    ---------    ---------
         Total revenues                         9,236        8,483       10,015
                                            ---------    ---------    ---------
Cost of revenues
      Product                                     144          133        1,040
      Services                                  1,203        1,688        3,124
                                            ---------    ---------    ---------
          Total cost of revenues                1,347        1,821        4,164
                                            ---------    ---------    ---------

Gross profit                                    7,889        6,662        5,851
                                            ---------    ---------    ---------

Expenses
      Sales and marketing                       2,203        2,019        3,240
      Product development                       2,006        1,727        5,751
      General and administrative                1,896        2,097        4,939
      Restructuring and other charges             --           --         8,916
                                            ---------    ---------    ---------
                                                6,105        5,843       22,846
                                            ---------    ---------    ---------
Operating income (loss)                         1,784          819      (16,995)
Interest expense, net                            (690)        (451)        (526)
                                            ---------    ---------    ---------
Income (loss) before extraordinary item         1,094          368      (17,521)

Extraordinary item - Gain from
  extinguishment of debt                          289         --           --
                                            ---------    ---------    ---------

Net income (loss)                           $   1,383    $     368    $ (17,521)
                                            =========    =========    =========

Basic earnings (loss) per common share
  Income before extraordinary item          $   0.021    $   0.004    $  (1.162)
  Extraordinary item                            0.005         --           --
                                            ---------    ---------    ---------

  Total                                     $   0.026    $   0.004    $  (1.162)
                                            =========    =========    =========

Diluted earnings (loss) per common share
  Income before extraordinary item          $   0.012    $   0.004    $  (1.162)
  Extraordinary item                            0.003         --           --
                                            ---------    ---------    ---------

  Total                                     $   0.015    $   0.004    $  (1.162)
                                            =========    =========    =========

Weighted average shares outstanding:
  Basic                                        52,761       35,205       15,319
                                            =========    =========    =========

  Diluted                                     100,077       35,205       15,319
                                            =========    =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
           EQUITY (DEFICIT) YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                    (in thousands, except per share amounts)

                                                                                     Additional   Deferred     Accum-
                                     Preferred Stock           Common Stock         Paid-in      Compen-    ulated
                                   Shares       Amount       Shares     Amount      Capital      sation     Deficit      Total
                                 -----------  ----------  -----------  ----------  ----------  ----------  ---------- ----------
BALANCE, MARCH 31, 2000          $       944  $        9       12,915  $      129  $   38,656  $     (938) $  (35,657)$    2,199
8% preferred stock conversion to
   common stock                         (310)         (3)         337           3          --          --          --         --
8% preferred stock issued as
  dividend on 8% preferred stock         227           2           --          --         205          --        (207)        --
8% preferred stock dividend paid          --          --          --           --          --          --         (70)       (70)
Stock options issued for services         --          --          --           --        (118)         --          --       (118)
Reversal of deferred compensation         --          --          --           --        (938)        938          --         --
Common stock issued for services          --          --          170           2         111          --          --        113
Common stock issued for
  software rights                         --          --           40           1         132          --          --        133
Exercise of common stock options          --          --          106           1         159          --          --        160
Common stock issued for
  acquisition of
  Lognet 2000, Inc.                       --          --        2,500          25       8,413          --          --      8,438
Common stock warrants issued
  for services                            --          --           --          --         235          --          --        235
Series A preferred warrants
  issued to investors                     --          --           --          --         180          --          --        180
Beneficial conversion feature on
  convertible debt                        --          --           --          --         107          --          --        107
Net loss                                  --          --           --          --          --          --     (17,521)   (17,521)
                                 -----------  ----------  -----------  ----------  ----------  ----------  ---------- ----------
BALANCE, MARCH 31, 2001                  861           8       16,068         161      47,142          --     (53,455)    (6,144)
8% preferred stock conversion to
   common stock                       (1,893)        (18)      36,131         361        (343)         --          --         --
8% preferred stock issued as
   dividend on 8% preferred stock      1,112          11           --          --          202         --        (213)        --
Common stock issued for services          --          --          448           4          18          --          --         22
Net income                                --          --           --          --          --          --         368        368
                                 -----------  ----------  -----------  ----------  ----------  ----------  ---------- ----------

BALANCE, MARCH 31, 2002                   80           1       52,647         526      47,019          --     (53,300)    (5,754)
8% preferred stock conversion to
   common stock                           (6)         --          114           1          (1)         --          --         --
Stock options issued for services         --          --           --          --          15          --          --         15
Conversion of convertible debt to
  Series B preferred stock               123           1           --          --       1,034          --          --      1,035
Series B preferred stock issued
  for payment of interest and fees        --          --           --          --         198          --          --        198
Series A preferred warrants
  issued to investors                     --          --           --          --          73          --          --         73
Net income                                --          --           --          --          --          --       1,383      1,383
                                 -----------  ----------  -----------  ----------  ----------  ----------  ---------- ----------
BALANCE, MARCH 31, 2003                  197  $        2       52,761  $     527   $   48,338  $       --  $  (51,917)$   (3,050)
                                 ===========  ==========  ===========  ==========  ==========  ==========  ========== ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS
                     ENDED MARCH 31, 2003, 2002 AND 2001
                    (in thousands, except per share amounts)

                                                                                        2003       2002*      2001*
                                                                                     --------    --------    --------
Cash flows from operating activities:
     Net income (loss)                                                               $  1,383    $    368    $(17,521)

     Reconciliation of net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                   174         294         691
          Non-cash restructuring and other charges                                       (143)         --       7,045
          Amortization of other assets                                                     --          --         921
          Convertible debentures issued for services                                      174         278          --
          Convertible debentures issued for interest                                      200          --          --
          Stock options and warrants issued for services and expenses                      88          --         375
          Stock issued for services                                                        --          22         113
          Stock issued for interest and commitment fees                                   198          --          --
          Gain from extinguishment of certain debt                                       (289)         --          --
          Changes in assets and liabilities:
               Accounts receivable                                                       (849)        193       1,226
               Prepaid expenses and other current assets                                 (120)         36         (44)
               Other assets                                                                 3          60         259
               Accounts payable and accrued expenses                                   (1,208)     (1,182)        931
               Deferred revenue                                                           543         (38)        375
                                                                                     --------    --------    --------
Net cash provided by (used in) operating activities                                       154          31      (5,629)
                                                                                     --------    --------    --------
Cash flows from investing activities:
          Capital expenditures                                                           (118)        (11)       (468)
          Proceeds from sale of fixed assets                                               --          19          --
          Net proceeds from sale of Lognet assets                                          --          --         135
          Cash acquired upon purchase of Lognet, net of
              acquisition costs                                                            --          --       2,845
                                                                                     --------    --------    --------

Net cash (used in) provided by investing activities                                      (118)          8       2,512
                                                                                     --------    --------    --------
Cash flows from financing activities:
          Repayments on short-term debt                                                  (304)       (220)       (802)
          Proceeds from convertible debt                                                   --         462       2,000
          Payment of dividend on 8% preferred stock                                        --          --         (70)

          Repayments on long term convertible debt                                       (182)         --          --

          Proceeds from exercise of options and warrants                                   --          --         160
          Net advances from (repayments of) sale of
            receivables                                                                   809        (329)        378
                                                                                     --------    --------    --------
Net cash provided by (used in) financing activities                                       323         (87)      1,666
                                                                                     --------    --------    --------
Net increase (decrease) in cash                                                           359         (48)     (1,451)
Cash at beginning of year                                                                 412         460       1,911
                                                                                     --------    --------    --------
Cash at end of year                                                                  $    771    $    412    $    460
                                                                                     ========    ========    ========

* Reclassified for comparative purposes

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

         INSCI Corp., formerly known as insci-statements.com, corp. ("INSCI") develops and provides software for electronic document distribution, storage and presentment. The Company's products are sold in North America, South America, Europe, Asia and Australia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     BASIS OF CONSOLIDATION

          The consolidated financial statements include the accounts of INSCI Corp. and all wholly owned subsidiaries (the "Company" or "INSCI"). All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

         The accompanying consolidated financial statements include the operations of INSCI and its wholly owned subsidiaries, Lognet 2000, Inc., located in Westborough, Massachusetts, and insci-statements Israel Ltd., located in Haifa, Israel. The accompanying financial statements also include InfiniteSpace.com, Corp. ("InfiniteSpace") located in Westborough, Massachusetts, Internet Broadcasting Company, Inc. located in Pompano Beach, Florida and INSCI (UK) Limited, a product development center located in the United Kingdom, which are no longer active as their operations ceased during the fiscal year ended March 31, 2001.

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

     REVENUE RECOGNITION AND DEFERRED REVENUES

     PRODUCT REVENUES FROM SALE OF SOFTWARE LICENSES.

         INSCI recognizes product revenues from the sale of software licenses in accordance with Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, Statement of Position ("SOP") No. 97-2, SOFTWARE REVENUE RECOGNITION, and SOP No. 98-9, MODIFICATION OF SOP NO. 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS. For software license sales for which any services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the license element, the Company uses the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP No. 98-9, the fair value of all undelivered elements such as post contract customer support or other services is deferred and subsequently recognized as the services are performed, with the difference between the total arrangement fee and the amount allocated for the undelivered elements being allocated to the delivered element.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

     PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the determination of net income
(loss). The estimated useful lives are as follows:

        Furniture and fixtures ..............................     5-7 years
        Equipment              ..............................     3-5 years
        Software               ..............................     1.5-3 years
        Leasehold improvements ..............................     Life of lease

     INCOME TAXES

         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are currently in effect.

     FOREIGN CURRENCY TRANSLATION

         Foreign currencies are translated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Under this standard, assets and liabilities of our foreign subsidiary are translated into U.S. dollars at current exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.

     EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share were computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the year ended March 31, 2003, approximately 22.0 million shares from stock options, warrants and convertible debt were excluded because their exercise price exceeded market value. For the year ended March 31, 2002, approximately
10.0 million shares from stock options, warrants and convertible debt were excluded because their exercise price exceeded market value and approximately
30.0 million shares from convertible debt are not included due to their anti-dilutive effect. For the year ended March 31, 2001, approximately 11.0 million shares from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.

                                                                              FISCAL YEAR ENDED
                                                                                  MARCH 31,
                                                                   2003             2002            2001
                                                               -----------------------------------------------
BASIC

     Net income (loss) before extraordinary item               $        1,094   $          368   $      (17,521)

     Preferred dividend                                                    --             (213)            (277)
                                                               --------------   --------------   --------------
                                                               $        1,094   $          155   $      (17,798)
                                                               ==============   ==============   ==============
DILUTED

     Net income (loss) before extraordinary item               $        1,094   $          368   $      (17,521)

     Interest expense for Convertible debt with Series B
       Convertible Redeemable Preferred Stock                             127               --              --
     Preferred dividend                                                    --             (213)           (277)
                                                               --------------   --------------  --------------
                                                               $        1,221   $         155   $      (17,798)
                                                               ==============   ==============  ==============

The income (loss) used in determining basic and diluted earnings per share consisted of the following:

                                                                              FISCAL YEAR ENDED
                                                                                  MARCH 31,
                                                                   2003             2002            2001
                                                               -----------------------------------------------
BASIC
     Net income (loss)                                         $        1,383   $          368  $      (17,521)

     Preferred dividend                                                    --             (213)           (277)
                                                               --------------   --------------   --------------
                                                               $        1,383   $          155   $      (17,798)
                                                               ==============   ==============   ==============
DILUTED
     Net income (loss)                                         $        1,383   $          368   $      (17,521)

     Interest expense for Convertible debt with Series B
       Convertible Redeemable Preferred Stock                             127               --              --
     Preferred dividend                                                    --             (213)           (277)
                                                               --------------   --------------  --------------
                                                               $        1,510   $         155   $      (17,798)
                                                               ==============   ==============  ==============

A reconciliation from the number of shares used in the basic earnings per share computation to the number of shares used in the diluted earnings per share computation is as follows:

                                                                               FISCAL YEAR ENDED
                                                                                   MARCH 31,


                                                                   2003             2002            2001
                                                               -----------------------------------------------
Weighted average shares of common stock outstanding during
  the fiscal year - Basic                                            52,761          35,205          15,319

  8% Convertible Redeemable Preferred Stock                           1,415            --              --
  Series A Convertible Redeemable Preferred Stock                      --              --              --
  Series B Convertible Redeemable Preferred Stock                       163            --              --
  Stock options and warrants                                           --              --              --
  Convertible debt with Series A Convertible Redeemable
    Preferred Stock                                                    --              --              --
  Convertible debt with Series B Convertible Redeemable
    Preferred Stock                                                  45,738            --              --
                                                                    -------         -------         -------
Weighted average shares of common stock outstanding during
  the fiscal year - Diluted                                         100,077          35,205          15,319
                                                                    =======         =======         =======

    IMPAIRMENT OF LONG-LIVED ASSETS

         The Company follows SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. No write-downs have been required for the year ended March 31, 2003.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, which include cash, accounts receivable, prepaid expenses, convertible debentures, loans and notes payable and accounts payable, approximate fair value due to the short-term nature of these assets and liabilities.

     ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

         SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and disclose pro forma income amounts that would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB Opinion No. 25 and make the required pro forma disclosures for compensation. Stock options and warrants granted to non-employees are valued using the Black-Scholes option pricing model.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. The allowance for doubtful accounts was $38,000 and $100,000 at March 31, 2003 and 2002, respectively.

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

         The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation was based on the Company's estimates of respective fair values. The components of the purchase price and allocation are as follows:

2,500,000 restricted shares of INSCI common stock         $       8,438
Debt assumed                                                        488
Acquisition costs                                                   216
                                                          -------------
    Total consideration and acquisition costs             $       9,142
                                                          =============
Allocation of purchase price:
    Current assets                                        $       3,319
    Property and equipment                                          172
    Other assets                                                    140
    Goodwill                                                      6,257
    Current liabilities                                            (522)
    Other liabilities                                              (224)
                                                          -------------
    Total                                                 $       9,142
                                                          =============

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

         On March 1, 2001 INSCI sold the majority of the assets of Lognet to Paynet Electronic Billing Ltd. ("Paynet"), a nonaffiliated privately owned company based in Haifa, Israel. The assets sold to Paynet included all intellectual property rights, technology, development tools, hardware, furniture and equipment related to Lognet's Billminer electronic bill presentment and payment software and the Oneprint and Emulation product lines, as well as customer lists, marketing materials and other assets related to Lognet's business, including the name "Lognet". Paynet further agreed to hire most of Lognet's employees and assume the obligation for the hired employees' compensation and benefits. The consideration received for the sale of Lognet assets includes $245,000 in cash, of which $100,000 was received at closing and the balance as additional consideration for inventory and equipment, a twenty percent (20%) equity interest in Paynet and up to $1,600,000 in future royalties to be paid by Paynet, as a result of future sales on the Billminer Software, Oneprint and Emulation product lines. In connection with this sale, a $110,000 fee was paid to Econium, Inc. ("Econium"), an affiliate of Selway for Econium's assistance to Lognet. The equity interest in Paynet is subject to a share repurchase agreement option granted to Paynet for the sum of $1,000,000, as well as a right of first refusal agreement in favor of Paynet in the event of an initial public offering by Paynet. Results of operations for Fiscal 2001 reflect no gain or loss from this transaction. The carrying value of the investment in Paynet was recorded as of March 31, 2001 at $94,000, which was the carrying value of the assets sold and was included in other assets on the accompanying consolidated balance sheets. The Company was required to provide a release of lien of a portion of the collateral pledged to Selway and CIP in order to proceed with the Sale of Asset Agreement. In obtaining the required release, the Company agreed to provide, in substitution of the collateral, a security interest on the 20% equity interest and the future royalties to Selway and CIP. Revenues and net loss reported for Fiscal 2001 include approximately $800,000 and ($600,000), respectively, for Lognet.

     RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years consolidated financial statements to conform to current presentation.

     RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

         In December 2002, the FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 required disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have an impact on the Company's consolidated financial statements.The Company will modify its disclosures in its quarterly reports, as provided for in the new standard.

         In November 2002, the EITF reached a consensus on EITF No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and / or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company's consolidated financial statements.

         In November 2002, the EITF reached a consensus on EITF No. 02-16, ACCOUNTING FOR CONSIDERATION RECEIVED FROM A VENDOR BY A CUSTOMER. EITF No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF No. 02-16 will apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF No. 02-16 to have a material impact on the Company's consolidated financial statements.



         In November 2002, the FASB issued FIN No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not guarantee the indebtedness of others, therefore, there will not be any impact on the Company's consolidated financial statements and there was no need for the Company to modify its disclosures herein as required.

         In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATES WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AND ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, onetime termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect that the application of the provisions of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

         In January 2002, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-14, INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSE. EITF No. 01-14 required that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. This change has no material impact on the Company's historical and present financial statements.


         In November 2001, the FASB's EITF reached a consensus on EITF Issue No. 01-09, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR A RESELLER OF THE VENDOR'S PRODUCTS, which is a codification of EITF Nos. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. This issue is to be applied retroactively in the first fiscal quarter beginning after December 15, 2001. The Company adopted this statement on January 1, 2002 with no material impact on its consolidated financial statements.


         In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted this statement on April 1, 2002 with no material impact on its consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. In fiscal 2002 the Company adopted this statement, which did not impact the consolidated results of operations, financial position or cash flows.


         In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSETS RETIREMENT OBLIGATIONS. SFAS No. 143 established accounting standards for recognition and measurement of a liability for the cost of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets. The Company adopted this statement on January 1, 2003 and it did not have a material impact on its consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows (in thousands):

                                                         AS OF MARCH 31,
                                                     2003             2002
                                                 ------------- -- -------------

Furniture and fixtures                                   $ 45             $ 42
Equipment                                                 283              445
Software                                                   86              222
Leasehold improvements                                     58               57
                                                 -------------    -------------
                                                          472              766
Less accumulated depreciation and amortization            271              509
                                                 -------------    -------------
                                                         $201             $257
                                                 =============    =============

Depreciation and amortization expense was $174,000, $294,000 and $691,000 for fiscal years 2003, 2002 and 2001, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

         (1) INSCI engaged Emerging Technology Ventures, Inc. ("ETVI") to manage acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), President of ETVI, is also a director of INSCI. ETVI was paid a monthly retainer of $6,000 through December 2000. For completed transactions ETVI received a commission, which was offset against cumulative retainer fees paid. The arrangement with ETVI also provided that ETVI would receive 2% of the revenues generated from these alliances. Additionally, during Fiscal 2001, ETVI earned fees of $168,750 related to the acquisition of Lognet 2000, Inc. At March 31, 2003 and 2002, approximately $76,000 and $96,000, respectively, remained as outstanding liabilities, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

         (3) INSCI entered into a Management Consulting Agreement for a term of three years with Selway Management, Inc., an affiliate of Selway. Selway is an affiliate of INSCI in that two of INSCI's five board of directors' members are affiliated with Selway. During Fiscal 2001, $100,000 in management fees payable under this agreement were satisfied by the issuance of 164,385 shares of the Company's common stock to Selway. The Company satisfied $20,000 in management fees for April 2001 by the issuance of 60,953 shares of the Company's common stock to Selway. The agreement was revised effective May 1, 2001. Management fees totaling $ 285,000 and $165,000, respectively, were paid by issuance of convertible debentures in fiscal 2003 and fiscal 2002.

NOTE 5 - NOTE PAYABLE, BANK

         The note payable's extended maturity date was October 1, 2002. The note required monthly principal payments of $10,000 plus interest at 2% over prime, with a minimum rate of 9% per annum. The note was satisfied in May 2002 from the proceeds of a financing agreement. (See note 6).

NOTE 6 - ADVANCES AGAINST RECEIVABLES SOLD WITH RECOURSE

         During May 2002, the Company entered into an agreement with a commercial financing company, which provides for the sale of all of the eligible domestic accounts receivable of the Company with recourse. Pursuant to the terms of the agreement, the Company will receive 80% of the face amount of the accepted account and will be charged a commission equal to 2.25% of the accepted amount. The Company granted a security interest in all of the Company's assets and accounts receivable to the financing company.

NOTE 7 - CONVERTIBLE DEBT

     CONVERTIBLE INTO SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

         During November 2000, INSCI closed $2.0 million of subordinated convertible debt financing ("Series A Convertible Debt") with Selway Partners, LLC and CIP Capital L.P (the "Investors"), both of whom are shareholders of the company.

         The Series A Convertible Debt was convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per share. The Series A Preferred was in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Series A Convertible Debt called for interest at prime plus 2.5 percent payable in cash or in additional shares of Series A Preferred, at the option of the Investors, and was secured by a subordinated lien on all of INSCI's assets. Unless previously converted into shares of Series A Preferred, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. At the date of issuance, the Series A Convertible Debt contained a beneficial conversion feature of approximately $107,000, which was recorded as interest expense.

         As part of the financing, the Investors were granted warrants to purchase 461,538 shares of Series A Preferred at an exercise price of $1.44 per share. The Series A Preferred was in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The warrants were immediately exercisable and expired in November 2002 and January 2003. The Company valued these warrants using the Black-Scholes option pricing model, using volatility and expected life assumptions of 60% and two years, respectively. The fair value of approximately $180,000 was recorded as interest expense in the accompanying consolidated statements of operations for the fiscal year ended March 31 2001.

         Selway was also issued warrants to purchase 200,000 shares of Common Stock at $.72 per share for services rendered in connection with the financing transaction. The warrants were immediately exercisable and expired in November 2003. The Company valued these warrants using the Black-Scholes option pricing model, using volatility and expected life assumptions of 60% and three years, respectively. The fair value of approximately $69,000 was recorded in general and administrative expense in the accompanying consolidated statements of operations for the fiscal year ended March 31, 2001.

         The Convertible Debt had a number of covenant requirements and contained certain registration rights. The Company had not complied with certain covenants pertaining to Selway's registration rights and may have been deemed in default. In the event that a default had been declared and uncured, the Investors could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. Accordingly, the Company classified the principal as current in the accompanying consolidated balance sheet at March 31, 2002.

         On January 17, 2003, the Company, Selway and CIP entered into an agreement, effective as of November 30, 2002 and finalized on March 31, 2003, to refinance the Series A Convertible Debt. The refinancing agreement calls of $2.2 million in Convertible Debentures ("Series A Debentures") and a cash payment of approximately $305,000 (paid on January 17, 2003) to pay the Series A Convertible Debt plus interest accrued thereon, a total of approximately $2.5 million. The Series A Debentures will bear an interest rate of 10% per annum with principal and interest payments of $45,000 per month, $65,000 per month and $80,000 per month in each successive twelve month period commencing December 1, 2002 and a final payment of approximately $308,000 due December 1, 2005. The Series A Debentures are secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and accrued interest on Convertible Debentures will be payable by redemption at the option of the Investors at any time after March 31, 2004. As of March 31, 2003, the Convertible Debt is convertible into Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"), which is in turn convertible into approximately 18.3 million shares of the Company's Common Stock at a price of $.11 per share. This financing may result in dilution to INSCI's stockholders.

         The Series A Warrants and the Common Stock Warrant granted as part of the November 2000 financing expired in November 2002 and January 2003. The Investors were granted warrants to purchase 461,538 shares of Series A Preferred stock at $1.44 per share, which would be convertible into approximately 5.5 million shares of INSCI Common Stock. These warrants are immediately exercisable and will expire in November 2007 and January 2008. Selway was also issued warrants expiring in November 2008 to purchase 200,000 shares of common stock at $0.72 per share. The Company valued these warrants using the Black-Scholes option pricing model, using volatility and expected life assumptions of 29% and five years, respectively. The fair value of approximately $73,000 was recorded as interest expense in the accompanying consolidated statements of operations for the fiscal year ended March 31, 2003.

         Long-term convertible debt as of March 31, 2003 and 2002 is as follows (in thousands):
                                                  2003               2002
                                            -------------      -------------
Series A Convertible Debentures             $       2,018      $       2,000
Series B Convertible Debentures                       --                 740
                                            -------------      -------------
                                                    2,018              2,740

Less: current portion                                 456              2,740
                                            -------------      -------------
                                            $       1,562      $          --
                                            =============      =============

         Future payments required under the terms of the long-term convertible debt are as follows (in thousands):

YEAR ENDING MARCH 31,
2004                                                $ 456
2005                                                  730
2006                                                  832
                                             -------------
                                                   $2,018
                                             =============

         The Convertible Debt had a number of covenant requirements and contained certain registration rights. The Company had not complied with certain covenants pertaining to Selway's registration rights and may have been deemed in default. In the event that a default had been declared and uncured, the Investors could accelerate the principal and interest on the Convertible Debt and further assert a claim against the security pledged by the Company. Accordingly, the Company classified the principal as current in the accompanying balance sheet at March 31, 2002.

         The refinancing agreement finalized on March 31, 2003 requires the Company to file a registration statement prior to September 1, 2003. The Company intends to comply with this requirement.

     CONVERTIBLE INTO SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

         During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway, a related party. The Agreement provided up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). Debentures totaling $585,000 were issued pursuant to this Agreement through Fiscal 2003. The Debentures called for an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share, which is convertible into shares of common stock of the Company, as defined in the agreement. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder. Amendments to the Agreement extend the maturity date of the Debentures through March 31, 2003.

         The independent members of the Board of Directors of the Company authorized the Agreement, and the two Selway-designated Directors did not negotiate the terms of the agreement or participate in the vote by the Company's Board to proceed with the transaction.

         In connection with the Agreement, the Company amended its Management Agreement with Selway. The amended management agreement reduced the monthly management fee from $20,000 per month to $15,000 per month. The monthly management fee is payable at the option of Selway in either cash or additional subordinated convertible debentures ("Management Debentures"). During Fiscal 2003 and 2002, respectively, the Company satisfied $300,000 and $150,000 of management fees by the issuance of Management Debentures to Selway. The Fiscal 2003 amount includes $135,000 issued as a prepayment, at a discount, of the remaining management fees payable under the Management Agreement. The Management Debentures had terms similar to the Debentures except for the Series B Preference Amount. The Management Debentures did not reduce the total amount available to the Company under the Agreement.

         On March 31, 2003, Selway converted the Series B Convertible Debt plus accrued interest thereon totaling approximately $1.2 million into 123,344 of Series B Convertible Redeemable Preferred Stock at a price of a $10.00 per share. The Series B Preferred calls for dividends in the amount of 13% per annum. As of March 31, 2003, these shares may be converted into 59,488,507 shares of the Company' s Common Stock.

NOTE 8 - INCOME TAXES

         For the years ended March 31, 2003 and 2002, income taxes of $582,000 and $148,000, respectively, were offset by net operating loss carryforwards. At March 31, 2003, INSCI has net operating loss ("NOL") carryforwards of approximately $31,000,000, which expire in various years through 2021, available to offset future taxable income. At March 31, 2003 and 2002, INSCI had deferred tax assets amounting to approximately $12,400,000 and $12,620,000, respectively. The deferred tax assets consist primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by valuation allowances of the same amount.

         Management believes that an "Ownership Change" occurred in January 1996 within the meaning of Section 382 of the Internal Revenue Code. Under an ownership change, the Company will be permitted to utilize approximately $13,000,000 in NOL carryforwards (available on the date of such change) in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (the "Section 382 limit") the fair market value of its outstanding equity at the time of the ownership change and the long-term tax exempt rate published by the IRS. Any ownership changes in the future could limit the availability of the NOL carryforwards.

NOTE 9- PREFERRED STOCK

     SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

         In connection with the November 2000 subordinated convertible debt financing, the Company's Board of Directors created the Series A Preferred consisting of 4,307,693 shares of which none have been issued as of the date of these financial statements. The Series A Preferred contain limited anti-dilution protection and adjustment rights granted to each share. Each share of Series A Preferred is convertible, at the option of the holder, into two shares of Common Stock, subject to adjustment as defined. Dividends accrue on a cumulative basis at an annual floating rate equal to prime rate plus 2.5 % payable in additional shares of Series A Preferred issued at a price of $1.30 per share, subject to adjustment as defined. The Series A Preferred will also share pari passu on an as converted basis in any dividends declared on the Company's Common Stock. Each share of Series A Preferred shall be entitled to one vote for each share of Common Stock into which it is convertible. The Series A Preferred may be redeemed at any time after five years from date of issuance by the holders for cash at $1.30 per share (subject to adjustment as defined) plus an amount equal to the amount of all declared but unpaid dividends. In the event of any liquidation, dissolution or winding-up of the Company whether voluntary or involuntary subject to the rights of the holders of 8% Preferred Stock to be paid on a pari passu basis with the Series A Preferred, the holders of the Series A Preferred shall be entitled to an amount equal to $1.30 per share adjusted for any recapitalizations, stock combinations, stock splits and the like with respect to such shares,

         The Company amended the certificate of designation for the Series A Preferred Stock in connection with the refinancing finalized on March 31, 2003. Each share of Series A Preferred is convertible, at the option of the holder, into 11.81818 shares of Common Stock, subject to adjustment as defined.

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

         The Company amended the certificate of designation for the Series B Preferred Stock in connection with the refinancing finalized on March 31, 2003. The Company's Board of Directors increased the number of shares designated as Series B Convertible Preferred Stock from 100,000 to 200,000. As of March 31, 2003, 123,344 shares of Series B Preferred have been issued.

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

         Dividends could be paid in cash or 8% Preferred Stock at the Company's option. The 8% Preferred Stock payable as dividends was to be valued at the lesser of $3.75 or the average bid price for Common Stock for twenty consecutive trading days prior to the end of the quarter. In accordance with the terms of the 8% Preferred Stock, annual dividends on 8% Preferred Stock were automatically readjusted in 1998 to eleven percent per annum for the balance of the period that any 8% Preferred Stock is outstanding. During Fiscal 2002, the Company issued 1,111,387 shares of 8% Preferred Stock in lieu of cash dividends. During Fiscal 2001, the Company paid approximately $70,000 in cash dividends and issued 227,127 shares of 8% Preferred Stock in lieu of cash dividends.

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

NOTE 10- STOCKHOLDERS' EQUITY

         (a) As of March 31, 2003, 123,344 shares of INSCI Series B Convertible Preferred stock were outstanding. These shares were issued upon the conversion of $1,035,000 of convertible debentures plus interest and commitment fees thereon.

         (b) On December 17, 1999, INSCI entered into an equity transaction with The Tail Wind Fund, Ltd. ("Tail Wind"), wherein the Company received the sum of $2,185,000, net of issuance costs, as a result of the sale of 802,676 shares of Common Stock at $2.99 per share. Additionally, INSCI issued 280,936 warrants to purchase 280,936 shares of Common Stock at $4.30 per share. The Warrants are exercisable for a period of five years. In January 2001, Tail Wind claimed that they were entitled to receive additional shares of Common Stock and a reduction in exercise price of the Common Stock Warrants due to anti-dilution provisions in the original agreement. During Fiscal 2002 an additional 3,874,820 common shares were issued to The Tail Wind Fund, Ltd. and the stock warrant price was reduced to $.25 per share.


         (c) As part of the November 2000 financing agreement, the Investors were granted warrants to purchase 461,538 shares of Series A Preferred stock at $1.44 per share, which would be convertible into approximately 927,000 shares of INSCI Common Stock. Additionally, Selway was issued warrants to purchase 200,000 shares of common stock at $0.72 per share. These warrants were immediately exercisable and expired in November 2002 and January 2003.

         (d) As part of the refinancing finalized in March 2003, the Investors were granted warrants to purchase 461,538 shares of Series A Preferred stock at $1.44 per share, which would be convertible into approximately 5.5 million shares of INSCI Common Stock. These warrants are immediately exercisable and will expire in November 2007 and January 2008. Selway was also issued warrants expiring in November 2008 to purchase 200,000 shares of common stock at $0.72 per share.

         (e) During January 2001, INSCI entered into an agreement with Peregrine Asset Management, Inc. to have them provide certain investor relations services. The Company paid Peregrine the sum of $10,000 and granted them warrants to purchase 210,000 shares of INSCI common stock at $.72 per share with an expiration date of January 2006. These warrants are exercisable after the filing of a registration for the underlying shares provided that the then prevailing market price of INSCI's common stock is at least $1.00 per share. Additionally, in March 2001, the lease agreement with the Company's landlord was amended to include additional security deposit, as well as the granting of warrants to purchase 120,000 shares of INSCI common stock at $.56 per share. These warrants were exercisable beginning September 1, 2001 through September 30, 2004. The fair values of these warrants have been determined using the Black-Scholes pricing model with volatility and expected life assumptions of 78% and five years, resulting in charges to general and administration expense for Fiscal 2001 of $85,800.

         (f) The following are summaries of the Company's stock warrant activity:

COMMON STOCK WARRANTS                                         Number          Weighted        Expiration
---------------------                                       of Shares       Average Price        Date
                                                          -------------     -------------    -------------
Balance March 31, 2000                                          530,936         $4.12        Oct 03-Dec 04
     Issued                                                     557,268         $0.85        Dec 02-Jan 06
                                                          -------------
Balance March 31, 2001                                        1,088,204         $2.45        Dec 02-Jan 06
     Issued                                                           -
                                                          -------------
Balance March 31, 2002                                        1,088,204         $1.40        Dec 02-Jan 06
     Canceled                                                  (227,268)        $1.13        Nov 02-Dec 02
     Issued                                                     200,000         $0.72           Nov 08
                                                          -------------
Balance March 31, 2003                                        1,060,936         $1.33        Oct 03-Nov 08
                                                          =============


SERIES A PREFERRED STOCK WARRANTS                           Number            Weighted          Expiration
---------------------------------                         of Shares         Average Price          Date
                                                        ---------------    ----------------   ----------------
Balance March 31, 2001                                          461,538        $1.44            Nov 02-Jan 03
     Issued                                                           -
                                                        ---------------
Balance March 31, 2002                                          461,538        $1.44            Nov 02-Jan 03
     Canceled                                                  (461,538)       $1.44            Nov 02-Jan 03
     Issued                                                     461,538        $1.44            Nov 07-Jan 08
                                                        ---------------
Balance March 31, 2003                                          461,538        $1.44            Nov 07-Jan 08
                                                        ===============

         (g) In December 2001, the shareholders approved a resolution, which amended the Company's certificate of incorporation to increase the number of authorized common shares from 40 million to 185 million.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                             YEAR ENDED MARCH 31,
                                                    2003              2002             2001
                                                ------------- --- ------------- -- -------------
Cash paid for interest (in thousands)                  $ 575             $ 142            $ 601
                                                =============     =============    =============

Non-cash investing and financing activities:

  During fiscal 2003, the Company issued 123,344 shares of its Series B Convertible Redeemable Preferred Stock for the conversion of $1,035,000 in convertible debt plus interest and commitment fees thereon.

  During fiscal 2003, the Company issued 461,538 and 200,000 warrants to purchase Series A Convertible Redeemable Preferred Stock and Common Stock, respectively. These warrants were valued at $73,000.

  During fiscal 2003, 2002 and 2001, the Company issued 113,500, 36,131,105 and 337,082 shares, respectively, of its common stock for the conversion of its 8% Convertible Redeemable Preferred Stock.

  During fiscal 2002 and 2001, the Company issued 1,111,387 and 227,127 shares, respectively, of its 8% Convertible Redeemable Preferred Stock in payment of the dividends on this stock.

  During fiscal 2001, the Company issued 2,500,000 shares of its common stock valued at $8.4 million to acquire all of the common shares of Lognet 2000, Inc. and assumed liabilities in the amount of $488,000.

  During fiscal 2001, the Company acquired software program rights in exchange for 40,000 shares of its common stock

  During fiscal 2001, the Company issued 461,538 and 557,268 warrants to purchase Series A Convertible Redeemable Preferred Stock and Common Stock, respectively. These warrants were valued at $180,000 and $235,000, respectively.

  During fiscal 2001, the Company sold certain assets of Lognet to Paynet for $175,000 in net cash and non-cash consideration consisting of a 20% equity interest in Paynet and future royalties.

  During fiscal 2001, the Company acquired $26,000 of property and equipment under capital leases .


NOTE 12 - COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

         The Company is a defendant in an action commenced by one of its customers for the return of certain pre-petition payments made prior to the customer's bankruptcy petition in the amount of approximately $121,000. The Company is contesting the action and is asserting a number of affirmative defenses on its behalf. The outcome of these proceedings cannot be determined with certainty. The Company does not believe that the resolution of the matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

         The Company is involved in other legal proceedings that are incidental to its business. The Company's management does not expect that the results in any of these proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

     EMPLOYMENT AGREEMENTS

         The Company has employment agreements with its chief executive officer and other members of the management team. The agreements, which expire in May 2003 and 2004, provide for aggregate annual salaries of $320,000, an annual bonus and severance payments, as defined in the agreements. The Company expects to extend these agreements upon expiration.

     LEASE COMMITMENTS

         The Company is committed under an operating lease for office space, which expires in September 2004. The lease includes provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts

         Minimum payments for the leased property for subsequent years are as follows (in thousands):

YEAR ENDING MARCH 31,
2004                                                                   $ 504
2005                                                                     254
                                                                 ------------
                                                                       $ 758
                                                                 ============

         The Company sublets a portion of its office space under a sublease arrangement, which expires in September 2004.

         Minimum future sublease income for subsequent years is as follows (in thousands):

YEAR ENDING MARCH 31,
2004                                                                    $ 84
2005                                                                      42
                                                                 ------------
                                                                       $ 126
                                                                 ============

         Rent expense for the years end March 31, 2003, 2002 and 2001 was approximately $311,000, $342,000 and $488,000,net of sublease income of approximately $60,000, $0 and $31,000, respectively.

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


NOTE 13 - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) salaried deferred benefit plan covering substantially all employees who have met certain requirements. The Company matches contributions on a discretionary basis as determined by the Board of Directors. There were no contributions to the plan for fiscal years 2003, 2002 and 2001.

NOTE 14 - STOCK OPTION PLANS

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

         A committee made up of at least two members of the Board of Directors administers the Directors Plan. The exercise price per share of any option granted under the Directors Plan shall not be less than the fair market value of such shares on the date of grant. Eligible directors include all members of the Board of Directors who are not also employees of the Company or any parent or subsidiary of the Company. Options expire ten years from the date of grant, subject to earlier termination in accordance with the terms of the Directors Plan. All rights to exercise options terminate two years following the date the optionee ceases to serve as a director of the company with certain exceptions.

     OTHER STOCK OPTIONS

         The Company does not have a formal plan in place for non-employees. However, from time to time, the Company, with the approval of the Board of Directors, grants stock options to non-employees.

The following is a summary of stock option activity:

                                           1992 STOCK OPTION PLAN              DIRECTORS OPTION PLAN

                                         NUMBER      WEIGHTED AVERAGE       NUMBER       WEIGHTED AVERAGE
                                       OF SHARES      EXERCISE PRICE      OF SHARES       EXERCISE PRICE

Outstanding at March 31, 2000                 48,800         1.68              781,667          1.73
     Granted                                     --                            240,000          1.82
     Cancelled                              (10,500)         1.68             (159,999)         3.09
                                      -------------                      -------------
Outstanding at March 31, 2001                38,300          1.68              861,668          1.50
     Granted                                     --                            120,000          0.08
     Cancelled                              (13,000)         1.72             (241,667)         1.49
                                      -------------                      -------------
Outstanding at March 31, 2002                25,300          1.66              740,001          1.28
     Granted                                    --             --              100,000          0.12
     Cancelled                                  --             --             (180,001)         1.15
                                      -------------                      -------------
Outstanding at March 31, 2003                25,300          1.66              660,000          1.14
                                      =============                      =============

                                         1997 EQUITY INCENTIVE PLAN            OTHER STOCK OPTIONS

                                        NUMBER      WEIGHTED AVERAGE        NUMBER      WEIGHTED AVERAGE
                                       OF SHARES    EXERCISE PRICE        OF SHARES     EXERCISE PRICE
                                     -------------  -------------        -------------  -------------
Outstanding at March 31, 2000            3,263,568           2.98            2,184,970           2.18
     Granted                               334,000           2.67               49,719           1.25
     Cancelled                          (1,325,893)          3.49             (308,837)          2.00
     Exercised                             (71,100)          1.20              (35,000)          2.15
                                     -------------                       -------------
Outstanding at March 31, 2001            2,200,575           2.69            1,890,852           2.19
     Granted                               115,000           0.19                   --             --
     Cancelled                            (530,488)          2.85             (215,000)          1.82
                                     -------------                       -------------
Outstanding at March 31, 2002            1,785,087           2.69            1,675,852           2.23
     Granted                               100,000           0.10                   --             --
     Cancelled                          (1,172,502)          2.83           (1,420,852)          1.87
                                     -------------                       -------------
Outstanding at March 31, 2003              712,585           1.58              255,000           4.27
                                     =============                       =============

         Options available for grant under the 1997 Equity Incentive Plan at March 31, 2003 are 5.6 million. Options available for grant under the Directors Option Plan at March 31, 2003 are 227,000.

         The following table summarizes information about stock options outstanding and exercisable at March 31, 2003.

                                        1992 STOCK        DIRECTORS         1997 EQUITY       OTHER STOCK
                                       OPTION PLAN       OPTION PLAN       INCENTIVE PLAN       OPTIONS
                                      -------------     -------------       -------------    -------------
Outstanding Option Price Range         $1.66 - 1.94      $.08 - 3.35         $.08 - 7.54      $.72 - 5.00
Number of Shares                          25,300           660,000             712,585          255,000
Weighted Average Life                      2.4               2.1                 6.9              2.0
Weighted Average Exercise Price           $1.66             $1.14               $1.58            $4.27

Exercisable Number of Shares              25,300           473,333             509,917          255,000
Weighted Average Exercise Price           $1.66             $1.31               $2.09            $4.27

     STOCK-BASED COMPENSATION

         All stock options and warrants that have been granted to employees have been at or above fair market value of INSCI's Common Stock at the time of grant. As a result, no compensation expense or other accounting relating to the Company's stock options issued has been required to be recorded within its financial statements. The foregoing accounting is in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. INSCI has adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Included below is the impact of the fair value of employee stock-based compensation plans on net loss and net loss per share on a pro forma basis for awards granted pursuant to SFAS No. 123. Had compensation expense been determined as provided in SFAS No. 123 for stock options using the Black-Scholes option pricing model, the pro forma effect would have been (in thousands, except per share amounts):

                                                FISCAL 2003       FISCAL 2002      FISCAL 2001
                                               -------------     -------------    -------------
Net income (loss) before extraordinary
item applicable to common shareholders:
    Basic - As reported                        $       1,094     $         155    $     (17,798)
                                               =============     =============    =============
    Basic - Pro forma                          $       1,094     $         147    $     (19,242)
                                               =============     =============    =============
Net income (loss) applicable to
common shareholders:
  Basic - As reported                          $       1,383     $         155    $     (17,798)
                                               =============     =============    =============
  Basic - Pro forma                            $       1,383     $         147    $     (19,242)
                                               =============     =============    =============
Basic earnings (loss) per common share:
  As reported
    Income before extraordinary item           $       0.021     $       0.004    $      (1.162)
    Extraordinary item                                 0.005                 -                -
                                               -------------     -------------    -------------
      Total                                    $       0.026     $       0.004    $      (1.162)
                                               =============     =============    =============
Basic earnings (loss) per common share
  Pro forma
    Income before extraordinary item           $       0.021     $       0.004    $      (1.256)
    Extraordinary item                                 0.005               --               --
                                               -------------     -------------    -------------
      Total                                    $       0.026     $       0.004    $      (1.256)
                                               =============     =============    =============
Diluted earnings (loss) per common share:
  As reported
    Income before extraordinary item           $       0.012     $       0.004    $      (1.162)
    Extraordinary item                                 0.003                -                -
                                               -------------     -------------    -------------
      Total                                    $       0.015     $       0.004    $      (1.162)
                                               =============     =============    =============
Diluted earnings (loss) per common share
  Pro forma
    Income before extraordinary item           $       0.012     $       0.004    $      (1.256)
    Extraordinary item                                 0.003               --                --
                                               -------------     -------------    -------------
      Total                                    $       0.015     $       0.004    $      (1.256)
                                               =============     =============    =============


         The fair value of each option grant is calculated using the following weighted average assumptions:

                        FISCAL 2003       FISCAL 2002      FISCAL 2001
Expected life (years)      5 - 10              5                5
Interest rate              1.25%             5.00%            5.47%
Volatility                 29.00%           226.00%          112.00%
Dividend yield               0                 0                0

         No options were granted to employees in fiscal 2003. The weighted average fair value of options granted during fiscal 2002 and 2001 was $.13 and $1.52, respectively.

         INSCI has issued stock options and warrants for services performed by outside organizations. The values of these options have been determined as provided in SFAS 123 for stock options using the Black-Scholes option pricing model resulting in charges to the Company's operating results of $15,000, $0 and $117,000 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     CREDIT CONCENTRATIONS

         Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash with two major financial institutions. The balance at times may exceed the federally insured limit of $100,000. Management believes the risk is limited because the institutions are large national institutions with strong financial positions.

         The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers. As of March 31, 2003, the Company has more than 10% of its outstanding accounts receivable concentrated with two customers.

     MAJOR CUSTOMERS

         For the year ended March 31, 2003, sales made to one customer accounted for approximately 19% of the Company's total revenues. Amounts due from this customer were approximately 49% the accounts receivable balance as of March 31, 2003. For the year ended March 31, 2002, sales made to two customers accounted for approximately 22% and 12% of the Company's total revenues. Amounts due from these customers were approximately 33% and 20% of the accounts receivable balance as of March 31, 2002. For the year ended March 31, 2001, sales made to two customers accounted for approximately 14% and 18% of the Company's total revenues. Amounts due from these customers were approximately 15% and 34% of the accounts receivable balance as of March 31, 2001.

NOTE 16 - SEGMENT INFORMATION


         The Company operates as a single reportable segment as a developer and seller of software for electronic document distribution, storage and presentment.

         Revenue was derived from customers in the following geographic areas (in thousands):

                                       YEAR ENDED MARCH 31,
                              2003              2002             2001
                          ------------- --- ------------- -- -------------

     North America              $7,946            $7,166          $ 7,333
     Europe                        737               665            1,324
     Other                         553               652            1,358
                          -------------     -------------    -------------
                                $9,236            $8,483         $ 10,015
                          =============     =============    =============

NOTE 17 - RESTRUCTURING AND OTHER CHARGES

         As a result of the Company's strategic redirection, INSCI has ceased operations of InfiniteSpace, IBC and UK, reduced operating expenses and has written down its investment in Lognet. These changes and the costs of closing InfiniteSpace, IBC and UK; along with other costs associated with the realignment of INSCI's strategy, have been charged to the operating results for Fiscal 2001. The major components of the charges were a write-down of $6.0 million for Lognet's goodwill, a $900,000 non-cash provision primarily related to equipment of terminated operations, $832,000 related to severance payments for approximately 20 terminated employees, $831,000 for lease termination costs and approximately $300,000 of other expenses associated primarily with the closure of InfiniteSpace and its data center. At March 31, 2003, the remaining liability for restructuring costs was $334,000 for lease commitments and at this time, the remaining accrual appears to be adequate.

NOTE 18 - EXTRAORDINARY ITEM

         In September 2002, the Company agreed to a settlement of an action for nonpayment pursuant to the terms of a capital lease. The equipment acquired under the capital lease was written off as part of the restructuring charge in the quarter ended September 30, 2000. Additionally, in March 2003, the Company settled the remainder of a payment plan by a reduced one-time payment. The settlements resulted in an extraordinary gain of $289,000 ($0.005 per share for the fiscal year ended March 31, 2003). The Company has not provided any income taxes related to this gain because of the net operating loss carryforwards. The deferred tax asset consisting of net operating loss carryforwards has been fully offset by a valuation allowance for the same amount.