Form 10KSB/A
period 2003-03-31
INSCI CORP
filed 2003-07-28
CIK 878612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED:            COMMISSION FILE NUMBER
              MARCH 31, 2003                           1-12966
================================================================================
                                   INSCI CORP.
================================================================================
               (Exact name of registrant specified in its charter)


          DELAWARE               TWO WESTBOROUGH BUSINESS PARK, WESTBOROUGH, MA
-------------------------------  ----------------------------------------------
(State or other jurisdiction of         (Address of Principal executive
 incorporation or organization)                     offices)


                                   06-1302773
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

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
 Yes  X      No
    ------     ------

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the Common Stock on June 4, 2003, as reported by OTCBB, was approximately $7.7 million. As of July 25, 2003, registrant had outstanding 52,761,299 shares of Common Stock.

================================================================================

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

                        DIRECTORS AND EXECUTIVE OFFICERS

NAME                CURRENT POSITION WITH COMPANY                 DIRECTOR SINCE

Yaron I. Eitan      Director, Chairman                                  2000
Henry F. Nelson     Director, Chief Executive Officer, President,
                     Chief Financial Officer                            2001
Francis X. Murphy   Director                                            1995
Derek Dunaway       Director                                            2001
Mitchell Klein      Director                                            2001


     YARON I. EITAN, age 46, was appointed as a Director of the Company in June 2000. Mr. Eitan was the Chairman of Lognet 2000, Inc., prior to its acquisition by the Company in May 2000. Mr. Eitan is the founder, President and Chief Executive Officer of Selway Partners LLC, an operating holding company that invests in and advises technology companies. His activities at Selway include the founding of Test University, Inc. (www.testu.com), Magnolia Broadband Inc. (www.magnoliabroadband.com), DVTel Inc. (www.dvtel.com) and Econium Inc. (www.econium.com) where he serves as Chairman. Between 1984 and 1998, Mr. Eitan was the founder, Chairman and Chief Executive Officer of Geotek Communications, Inc., and served as Chairman of Bogen Communications, Inc. and National Bank Three of the United Kingdom. Subsequent to Mr. Eitan's departure in 1998, Geotek Communications, Inc. filed a Chapter 11 petition under the Bankruptcy Act. Mr. Eitan holds a Masters of Business Administration from the Wharton School of Business of the University of Pennsylvania.

     HENRY F. NELSON, age 45, was appointed as President and Director of the Company in May 2001. Subsequently, Mr. Nelson was appointed Chief Executive Officer and Chief Financial Officer. Mr. Nelson was the Chief Operating Officer of PracticeWorks, Inc., a division of Infocure (INCX:NASDAQ), from December 1999 to 2000. He was a principal in VitalWorks, a technology based start-up from June 1999 until December 1999. Mr. Nelson was Chief Operating Officer of InterQual from November 1996 through June 1999. Prior thereto, he was a founder of Sextant Corporation. Mr. Nelson holds a Bachelor of Science in Business Administration from Northeastern University.

     FRANCIS X. MURPHY, age 55, was elected a Director of the Company in September 1995. He is the founder of Emerging Technology Ventures, Inc. and has served as President from its inception in September 1994. Previously, Mr. Murphy served in executive management positions with various information technology firms. Mr. Murphy also serves on the board of directors of Vizacom, Inc. He holds both a Bachelors of Arts and Masters of Business Administration in Corporate Finance from Adelphi University.

     DEREK DUNAWAY, age 33, was appointed a Director of the Company in May 2001. Mr. Dunaway is currently the President and Chief Executive Officer of TechOnLine Inc., a Boston based company focused on providing e-learning solutions to the engineering community and electronics industry. Mr. Dunaway joined TechOnLine from Selway Partners LLC, an operating holding company that invests in and advises technology companies, where he held the position of Vice President of Business Development from May 2000 through February 2001. Prior to joining Selway, from May 1999 through May 2000, he was Director of Strategy Consulting at AppNet, an Internet Consultancy serving the Fortune 500 and held several positions from June 1996 through May 1999 at Pricewaterhouse Coopers, in the Telecommunications and Media Strategy Practice, where he assisted top telecommunications and media industry management with corporate strategy development. Mr. Dunaway holds a Masters of Business Administration from the Wharton School of Business of the University of Pennsylvania and a Bachelors of Science from Southern Methodist University.

     MITCHELL KLEIN, age 52, was elected a Director of the Company in October 2001. Mr. Klein is currently the President of Betapoint Corporation, an investment management company formed in June 1994. Mr. Klein has served in various senior management positions with Digital Equipment Corporation for nine years after having been President of his own software development and consulting firm. Mr. Klein is a graduate of the State University of New York at Albany and holds a Master of Arts from the University of Michigan at Ann Arbor. Mr. Klein previously served as a Director of the Company from June 1997 to June 1998.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation for each of the last three (3) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers whose individual remuneration exceeded $100,000 for the fiscal year ended March 31, 2003 (the "Named Executives"). The Company's compensation policies are discussed in "The Compensation Committee" section contained herein.

                           SUMMARY COMPENSATION TABLE

  NAME                                                                           SECURITIES
   AND                                                                           UNDERLYING           ALL
PRINCIPAL                                                      OTHER ANNUAL      OPTIONS/           OTHER
POSITION                 YEAR        SALARY         BONUS      COMPENSATION        SARS          COMPENSATION
--------                 ----        ------                    ------------        ----          ------------
Henry F. Nelson          2003     $200,000          $97,717          --             --                 --
  Chief Executive        2002     $172,308  (1)          --          --             --                 --
  Officer                2001           --               --          --             --                 --

Lori R. Frank            2003           --               --          --             --                 --
  Chief Executive        2002      $47,105  (2)          --      $1,558 (4)         --                 --
  Officer                2001      $81,098  (2)          --      $3,635 (4)         --                 --

Dr. E. Ted Prince        2003           --               --          --             --                 --
  Chief Executive        2002           --               --          --             --            $43,269  (5)
  Officer                2001     $173,077  (3)          --          --             --            $81,731  (5)

* The Company does not have a restricted stock award program.

(1) Mr. Nelson joined the Company in the first quarter of fiscal year 2002. Had he been employed as of the beginning of the fiscal year, his salary would have been $200,000.
(2) Ms. Frank joined the Company in the third quarter of fiscal year 2001. During May 2001, Ms. Frank resigned from all positions held with the company. Had she been employed for a full fiscal year, her salary would have been $200,000.
(3)  Dr. Prince resigned as Chief Executive Officer on November 7, 2000.
(4) In fiscal years 2002 and 2001, Ms. Frank received auto allowances of $1,558 and $3,635, respectively.
(5) In fiscal years 2002 and 2001, Dr. Prince was paid severance in the amount of $43,269 and $81,731, respectively.

     The following table provides information concerning options granted to officers and directors during the Fiscal Year ended March 31, 2003 and reflects the potential value of such options assuming 5% and 10% annual stock appreciation.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                     PERCENT OF                                        POTENTIAL REALIZABLE
                                    TOTAL SHARES                                         VALUE AT ASSUMED
                                     UNDERLYING                                          ANNUAL RATES OF
                        NUMBER        OPTIONS                                              STOCK PRICE
                       OF SHARES     GRANTED TO                                          APPRECIATION FOR
                      UNDERLYING    EMPLOYEES IN    EXERCISE       EXPIRATION              OPTION TERM
NAME                    OPTIONS     FISCAL YEAR      PRICE            DATE               5%           10%
----                    -------     -----------      -----            ----               --           ---
Mitchell Klein            100,000     N/A (1)        $ 0.12        October 1, 2006     $ 3,300       $ 7,300


(1) No options were granted to employees during Fiscal year 2003.

         The following table sets forth information concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year with respect to each of the named directors and executives:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                               SHARES                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                              ACQUIRED         VALUE       UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SARS
                            ON EXERCISE      REALIZED   OPTIONS/SARS AT MARCH 31, 2003    AT MARCH 31, 2003 (1)
NAME                             #               $       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
Henry F. Nelson                  -               -                  -           -            -              -
Yaron I. Eitan                   -               -             80,000      40,000            -              -
John A. Lopiano (2)              -               -            120,000           -            -              -
Francis X. Murphy                -               -            200,000           -            -              -
Derek Dunaway                    -               -             40,000      80,000          400            800
Mitchell Klein                   -               -             33,333      66,667            -              -

(1) Calculated by multiplying the number of shares underlying options by the difference between the closing price of the Common Stock as quoted on the Over-The-Counter Bulletin Board on March 31, 2003 and the exercise price of the options.
(2)  John A. Lopiano chose not to stand for re-election at the Company's
     2001 annual meeting.

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

     Cash payments in the amount of $20,000 were made to Emerging Technology Ventures, Inc. ("ETVI") for consulting fees earned by ETVI related to the acquisition of Lognet 2000, Inc. during the fiscal year ended March 31, 2001. Francis X. Murphy, a director of the Company, is President of ETVI. No other cash compensation was paid to non-management directors for the last completed fiscal year. Information related to option grants for these directors is provided under the heading "Options Grants During Fiscal Year 2003" contained herein.

EMPLOYMENT AGREEMENTS

     During 2001 the Company's Compensation Committee recommended to the Board of Directors that they approve the employment agreement for Henry F. Nelson, the Company's Chief Executive Officer, President and Chief Financial Officer. The three-year agreement was effective May 22, 2001 and provides for an annual salary of $200,000 and an annual bonus of up to $50,000 or 10% of profits; whichever is greater, upon the achievement of certain milestones as established by the Board of Directors.

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

     The Directors Plan is administered by a committee made up of at least two members of the Board of Directors. The exercise price per share of any option granted under the Directors Plan shall not be less than the fair market value of such shares on the date of grant. Eligible directors include all members of the Board of Directors who are not also employees of the Company or any parent or subsidiary of the Company. Options expire five years from the date of grant, subject to earlier termination in accordance with the terms of the Directors Plan. All rights to exercise options terminate two years following the date the optionee ceases to serve as a director of the Company with certain exceptions. At March 31, 2003 there were 660,000 Directors plan options outstanding and 226,666 options available for future grant.

     During the fiscal year ended March 31, 2003 the Company issued options in accordance with the Directors Plan as follows: 100,000 shares at $0.12 to Mitchell Klein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth, to the best knowledge of the Company, as of June 30, 2003, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company, (2) beneficial ownership of shares of the Company's common stock by each director and named executive; and (3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

     Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

     Based upon the aggregate of all shares of Common Stock issued and outstanding as of June 30, 2003 in addition to shares issuable upon exercise of options, warrants or rights currently exercisable or becoming exercisable within 60 days following the date of this report and which are held by the individuals named on the table.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                                                    % OF
                                     SHARES OF                                    TOTAL            COMMON
                                       COMMON        OPTIONS/                   BENEFICIAL         STOCK
NAME OF BENEFICIAL OWNER               STOCK          OTHER                     OWNERSHIP      OUTSTANDING(1)
Selway Partners LLC                   1,068,896      80,656,381 (2)(3)(4)        81,725,277          61.3%
52 Forest Ave.                                                  (5)
Paramus, NJ 07652

CIP Capital L.P.                        420.020      27,549,946 (2)(3)(6)        27,969,966          34.8%
435 Devon Park Drive
Building 300
Wayne, PA 19087

Robert Little                         2,000,725       1,019,597 (9)               3,020,322           5.7%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

Harrison Option Fund                  4,656,543              -                    4,656,543           8.8%
c/o Betapoint Corporation
33 Scott Avenue
Nashua, NH 03062

Yaron I. Eitan, Director                     -       81,838,610 (7)(8)           81,838,610          61.3%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

Henry F. Nelson, CEO                         -              -                            -            0.0%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

Francis X. Murphy, Director                  -          200,000 (7)                 200,000           0.4%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

Derek Dunaway, Director                      -       81,765,277 (7)(8)           81,765,277          61.3%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

Mitchell Klein, Director                     -        4,689,876 (7)(10)           4,689,876           8.9%
c/o INSCI Corp.
2 Westborough Business Park
Westborough, MA 01581

All current directors and executive
  officers as a group                        -       86,768,486 (7)(8)(10)       86,768,486          64.8%


(1) Computed on the basis of 52,761,299 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options, warrants, or rights to purchase common stock exercisable within 60 days of the date of this report or Series B Convertible Preferred Stock which is convertible based on a formula or convertible debt which is presently convertible into Series A Preferred Stock at a conversion factor of $1.30 and such Series A Preferred Stock is then convertible into common stock on a 1 for 11.81818 ratio, the additional shares of common stock which would be outstanding upon such exercise, purchase or conversion by such person or group.

(2) Includes 2,727,269 shares of common stock currently issuable upon exercise of preferred stock warrants followed by conversion into common stock.

(3) Includes 8,783,008 shares of common stock currently issuable upon conversion of $1,932,261 of subordinated convertible debt into Series A preferred stock, followed by conversion into common stock.

(4) Includes 200,000 shares of common stock currently issuable upon exercise of a stock warrant.

(5) Includes 68,946,104 shares of common stock that would be issuable upon the conversion of 100,086 shares of Series B Preferred Stock.

(6) Includes 16,039,669 shares of common stock that would be issuable upon the conversion of 23,258 shares of Series B Preferred Stock.

(7) Includes the following number of shares of common stock currently issuable upon exercise of stock options held by the following persons: Mr. Eitan 113,333 shares, Mr. Murphy 200,000 shares, Mr. Dunaway 40,000 shares, Mr. Klein 33,333 shares and all current officers and directors as a group 386,666 shares.

(8) Includes 81,725,277 shares deemed to be beneficially owned by Selway which Mr. Dunaway and Mr. Eitan are affiliated with. All current officers and directors as a group also includes the shares attributable to Selway.

(9) Includes 1,019,597 shares deemed to be beneficially owned by Mr. Little's wife.

(10) Includes 4,656,543 shares deemed to be beneficially owned by the Harrison Option Fund of which Mr. Klein is President and General Partner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into several agreements with Selway Partners, LLC ("Selway") a technology holding company. The Company's chairman Yaron Eitan and Derek Dunaway, a director of the Company are deemed affiliates of Selway. The former chairman of the Company, Yoav Cohen was also deemed an affiliate of Selway. Selway was an existing shareholder of Lognet 2000, Inc. ("Lognet"). The Company acquired Lognet on May 24, 2000 in a stock for stock exchange.

     In November 2000, the Company closed $2.0 million of subordinated convertible debt ("Series A Convertible Debt") financing with Selway, an affiliate, and CIP (the "Investors"). The Series A Convertible Debt was convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per Series A Preferred share. The Series A Preferred was in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Series A Convertible Debt called for interest at prime plus 2.5 percent payable in cash or in additional shares of Series A Preferred, at the option of the investors, and was secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and interest were payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. As part of the financing, the Investors were granted warrants to purchase approximately 462,000 shares of Series A Preferred stock at $1.44 per share. Selway was also issued warrants to purchase 200,000 shares of common stock at $0.72 per share for services rendered in connection with the financing transaction. In addition Selway Management, Inc., an affiliate of Selway, entered into a $20,000 per month management consulting agreement with INSCI for a term of three years. The management fee was payable in either cash or shares of INSCI common stock at INSCI's option. The management agreement was amended in June 2001 whereby the monthly fee was reduced to $15,000 per month as part of the June 2001 financing. The Series A Convertible Debt had a number of non-financial covenant requirements and also contained certain registration rights. The Company had not complied with certain covenants pertaining to Selway's registration rights and was granted an extension of such covenants until September 1, 2003 to file a registration statement for said securities as part of a refinancing agreement finalized on March 31, 2003.

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

     As of June 21, 2001, the Company entered into a subordinated convertible debt facility ("Series B Convertible Debt") of up to $700,000 with Selway. The Company received gross proceeds of $250,000 from the financing in June 2001 and subsequently drew down an additional $335,000. The Series B Convertible Debt called for an interest rate of 13 percent per annum payable in cash or in additional debentures and was convertible into Series B Convertible Redeemable Preferred Stock (the "Series B Preferred") at a price of $10.00 per share, which is convertible into shares of common stock of the Company as defined in the agreement. The Series B Convertible Debt was secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest were payable at the earlier of June 15, 2002 or upon demand by Selway. Amendments to this agreement extended the maturity date of the Series B Convertible Debt to March 31, 2003. The amendment to the management agreement entered into as of June 21, 2001 reduced the monthly fee to $15,000 per month in cash or Series B convertible debentures. The company satisfied $450,000 of management fees pursuant to this agreement by issuance of debentures, including a $135,000 payment for the remaining term of the management agreement at a 10% discount. The Series B Preferred had liquidation preferences, which were pari passu with other pre-existing shares of preferred stock.

     On March 31, 2003, Selway converted the Series B Convertible Debt plus accrued interest thereon totaling approximately $1.2 million into 123,344 of Series B Convertible Redeemable Preferred Stock at a price of a $10.00 per share. The Series B Preferred calls for dividends in the amount of 13% per annum. As of June 25, 2003, these shares may be converted into 59,488,507 shares of the Company's Common Stock.

     The Series B Preferred is convertible at the option of the holder into Common Stock at a conversion price equal to (i) such number of shares of Common Stock as represents the "Current Value Percentage" (as defined) of total issued and outstanding Common Stock as of the date of conversion, plus (ii) such additional shares of Common Stock issuable after the date of conversion as may be necessary to maintain such Current Value Percentage upon the conversion of the 8% Preferred Stock and the Series A Preferred (The Series A Debentures are convertible into Series A Preferred), or exercise of other convertible instruments.

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

     At March 31, 2002, the repayment of a $304,000 promissory note issued to the Pennsylvania Business Bank ("Bank") and recorded on the Company's balance sheet was guaranteed by Yaron Eitan and certain other stockholders, each of whom is jointly and severally liable on the promissory note. Subsequently, in May 2002, the Company entered into a financing agreement with Benefactor Funding Corp. to replace a prior lender, Prestige Capital Corporation ("Prestige"). As part of the terms of the Benefactor financing, the Company was required to pay in full the sum of $285,000 to the Bank. Both Yaron Eitan, the Company's Chairman, and Selway guaranteed the debt due to the Bank as a result of an existing transaction prior to his becoming Chairman of the Company wherein the Company purchased the assets of Lognet. As a result of the payoff of the Pennsylvania Business Bank loan, the Company discontinued payments of the sum of $5,000 per month to Selway, which payments were made as a part of a restructure of the Pennsylvania Business Bank loan by the Company as Selway was required to guaranty the loan.

     The Company previously had a receivable financing arrangement with Prestige whereby the Company agreed to sell certain accounts receivable subject to limited recourse at a discount fee of up to 10% depending upon the length of time Prestige holds the receivable before collection. On March 8, 2001, Selway entered into a Participation Agreement with Prestige whereby at Prestige's sole discretion Prestige could propose to assign to Selway one or more of the receivables that INSCI proposes to sell to Prestige, which Prestige would otherwise elect not to purchase. Selway could at its sole discretion agree to take an assignment on some or all of the receivables proposed for sale by Prestige. As consideration for this arrangement, Prestige retained one percent of the discount noted above and Selway would receive up to nine percent of the remaining discount as noted above. This agreement was cancelled during Fiscal 2002 and there were no outstanding amounts assigned to Selway under this agreement at March 31, 2002. Discounts earned by Selway on these assigned receivables totaled $11,500.

     Also during March 2001, Econium, Inc., an affiliate of Selway, earned an assistance fee of $110,000 in connection with the Company's March 1, 2001 sale of the majority of the assets of Lognet to Paynet Electronic Billing Ltd. a nonaffiliated privately owned company based in Haifa, Israel.

     During November 2000, INSCI entered into a Management Consulting Agreement for a term of three years with Selway Management, Inc., an affiliate of Selway. During Fiscal 2001, Selway's $100,000 in management fees payable under this agreement was satisfied by the issuance of 164,385 shares of the Company's common stock to Selway. In connection with the June 2001 agreement, the Company amended its Management Agreement with Selway. The amended management agreement reduced the monthly management fee from $20,000 per month to $15,000 per month. The monthly management fee is payable at the option of Selway in either cash or additional subordinated convertible debentures ("Management Debentures"). During Fiscal 2002, the Company satisfied $20,000 in management fees by the issuance of 60,953 shares of the Company's stock to Selway. Pursuant to the amended management agreement $450,000 of management fees were satisfied by the issuance of $165,000 and $285,000 of Management Debentures to Selway during Fiscal 2002 and Fiscal 2003, respectively. The Management Debentures issued in Fiscal 2003 included $135,000 for prepaid fees for the balance of the agreement at a 10% discount. The Management Debentures had terms similar to the Debentures except for the Series B Preference Amount. The Management Debentures did not reduce the total amount available to the Company under the Agreement.

     INSCI engaged Emerging Technology Ventures, Inc. ("ETVI") to manage acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), President of ETVI, is also a director of INSCI. ETVI was paid a monthly retainer of $6,000 through December 2000. Additionally, during Fiscal 2001, ETVI earned fees of $168,750 related to the acquisition of Lognet 2000, Inc. During Fiscal 2003, ETVI was paid $20,000 related to these fees. At March 31, 2003, approximately $76,000 remained as an outstanding liability.

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

     The Company, as of the current date, has not issued any of the Common Stock purchase warrants to Landsbury, nor has the Company issued any of the stock options to Ms. Frank. The Company has requested from Ms. Frank and Landsbury a release of any of the Company's obligations to Landsbury and/or Ms. Frank; however, there is no assurance that either Ms. Frank or Landsbury will provide general releases. As of the date of this proxy, neither Ms. Frank nor Landsbury have notified the Company of any claims against the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB/A.

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


Dated July 28, 2003

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


              SIGNATURE             TITLE                            DATE

/S/ HENRY F. NELSON        Chief Executive Officer, President,     June 30, 2003
-------------------        Chief Financial Officer and Director
Henry F. Nelson

/S/ YARON I. EITAN         Director                                June 30, 2003
------------------
Yaron I. Eitan

/S/ DEREK W. DUNAWAY       Director                                June 30, 2003
--------------------
Derek W. Dunaway

/S/ FRANCIS X. MURPHY      Director                                June 30, 2003
---------------------
Francis X. Murphy

/S/ MITCHELL KLEIN         Director                                June 30, 2003
------------------
Mitchell Klein

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Henry F. Nelson, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of INSCI Corp.;

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


Date: July 28 2003

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

INDEX OF EXHIBITS

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB/A, as indicated below (footnote explanations are at end of Index):

Sequential
PAGE NUMBER

EXHIBIT NO.     DESCRIPTION OF EXHIBIT

 3.1    Certificate of Incorporation of the Company.
 3.2    Bylaws of the Company.
 3.3 Amendment to Certificate of Incorporation of the Company Creating Preferred Stock.
 3.4    Certificate of Amendment to the Certificate of Incorporation.
 3.5 Certificate of Amendment to Certificate of Incorporation changing the Company name to insci-statements.com, corp.
 3.6 Certificate of Amendment to Certificate of Incorporation changing the Company name to INSCI Corp.
 3.7 Certificate of Amendment to Certificate of Incorporation increasing authorized number of Common Stock.
 3.8 Certificate of Amendment to Certificate of Incorporation amending the Series A Preferred Stock and increasing the authorized number of Series B Preferred Stock
 4.1 Rights agreement dated April 4, 2000 between the Company and the Rights Agent.
 10.1   1992 Stock Option Plan.
 10.2   1992 Directors Option Plan.
 10.3   1992 Advisory Committee Plan.
 10.4 Accounts Financing Agreement between the Registrant and Congress Financial Corporation, and related documents.
 10.5   Form of 1991 Option.
 10.6   Form of 1992 Warrants.
 10.7   Form of 1992 Convertible Subordinated Note.
 10.8   Form of 1992 Contingent Warrants.
 10.9   Form of 1993 Warrant 3/4 Version A.
10.10   Form of 1993 Release Agreement.
10.11   Form of Management Agreement between the Registrant and Imtech.
10.12   Form of Tax Sharing Agreement between the Registrant and Imtech.
10.13   Form of Indemnification Agreement with the Registrant's Directors.
10.14 Marketing Associate Solution Alliance Agreement between UNISYS Corporation and Registrant.
10.16   Data General Value Added Reseller Discount Purchase Agreement.
10.17   Data General Optical Systems and Software Agreement.
10.18   Distribution Agreement between Fiserv CIR, Inc. and Registrant.
10.19 Lease Agreement relating to the Company's White Plains, New York headquarters.
10.20   Forms of Customer License Agreements used by the Company.
10.21   Forms of Employee Confidentiality Agreements used by the Company.
10.22 Nondisclosure and Noncompetition Agreement between the Registrant, Imtech and Mason Grigsby.
10.23   Form of 1993 Warrant - Version B.
10.24   Employment Agreement between the Company and John L. Gillis.
10.25   Employment Agreement between the Company and Kris Canekeratne.
10.26   Form of 1993 Exchange Agreement and Investor Suitability
        Representations.
10.27   Form of 1993 Conversion Agreement.
10.28   Waivers by Congress Financial Corporation.
10.29   Form of Investor's Warrant Agreement.
10.30   Form of Representative's Warrant Agreement.
10.31   License Agreement between Bull HN Information Systems, Inc. and
        Registrant.
10.33   Loan Agreement between BNY Financial Corporation and Registrant.
10.34 Preferred Stock Subscription Agreement between the Company and Imtech relating to Preferred Stock.

10.35 Business Partner Agreement between International Business Machines Corporation and Registrant.
10.36   Waiver by BNY Financial Corporation.
10.37 Stock Escrow Agreement between Registrant, Imtech and First Union National Bank of North Carolina (as Escrow Agent)
10.39   Promissory Note to the Company from John L. Gillis and Sandra Gillis.
10.40 Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
10.41 Amendment to Loan Agreement between BNY Financial Corporation and Registrant.
10.42   Lease agreement relating to the Company's Westborough, MA headquarters.
10.43   Employment agreement with Jack Steinkrauss.
10.44   First amendment to employment agreement with John Gillis.
10.45   First amendment to employment agreement with Kris Canekeratne.
10.46   Agreement for system purchase by The Northern Trust Company.
10.47   Preferred stock conversion agreement.
10.48   Technology and Reseller Agreement with Elixir Technologies, Inc.
10.49 Private Placement Term Sheet and Exhibits for offering of 90-Day 10% Subordinated Notes. Repayable in Cash or in Shares of the Company's Proposed 10% Convertible Preferred Stock.
10.50   First Amendment to Private Placement Term Sheet and Exhibits.
10.51   Employment agreement with Edward J. Prince.
10.52 Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
10.53   Employment Contract with George Trigilio, Jr.
10.54   Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
10.55   Warrant Exchange Agreement with Norcross & Company
10.56   Asset Purchase Agreement between the Company and Courtland Group, Inc.
10.57   10% Convertible Preferred Stock Private Placement Term Sheet and
        Exhibits
10.58   Unit Private Placement Term Sheet and Exhibits
10.59   Credit Line Agreement between the Company and Silicon Valley Bank
10.60   Amendment to Employment Agreement with E. Ted Prince, CEO
10.61 Acquisition Agreement between The Internet Broadcasting Company, Inc. and insci- statements.com, corp.
10.62 Regulation D Share Purchase Agreement, Form of Warrant and Registration Agreement with The Tail Wind Fund, Ltd.
10.63 Investment Agreement dated November 28, 2000 by and between the Company, Selway and CIP.
10.64   Employment Agreement with Lori Frank.
10.65 Asset Purchase Agreement between Lognet Systems Ltd, Lognet 2000, Inc., Paynet Electronic Billing Ltd. and insci-statements.com, corp.
10.66 Purchase and Sale Agreement between Prestige Capital Corporation and insci-statements.com corp.
10.67 Participation Agreement between Prestige Capital Corporation and Selway Partners, LLC.
10.68   Employment Agreement with Henry F. Nelson
10.69 Investment Agreement as of June 21, 2001 between Selway Partners, LLC, Selway Management, Inc. and insci-statements.com, corp.
10.70 Amendment No. 1 to Management Agreement between insci-statements.com, corp. and Selway Management, Inc.
10.71 Factoring and Security Agreement between INSCI Corp. and Benefactor Funding Corp.
10.72 Settlement Agreement between INSCI Corp. and Key Corporate Capital, Inc. (formerly Leasetec Corporation)
10.73 Second Amendment to Investment Agreement between INSCI Corp., Selway Partners, LLC and CIP Capital, L.P. of an investment agreement dated November 28, 2000.
10.74 Fourth Amendment to Investment Agreement between INSCI Corp. and Selway Partners, LLC of an investment agreement dated June 21, 2001.
10.75 Amendment No. 2 to Management Agreement between INSCI Corp. and Selway Management, Inc.
13.1    Form 10-QSB for the quarter ended June 30, 2002
13.2    Form 10-QSB for the quarter ended September 30, 2002
13.3    Form 10-QSB for the quarter ended December 31, 2002

16.1    Letter regarding change in certifying accountants
16.2    Arthur Andersen LLP letter regarding change in certifying accountants.
21.1    Subsidiaries of the Company

----------------------------------

Unless otherwise noted, the exhibit is incorporated by reference with a prior filing.