Form 10QSB
period 2003-06-30
INSCI CORP
filed 2003-08-14
CIK 878612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2003

[  ]   Transition report pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934

       For the Transition period from                      to
                                       -------------------    ------------------

                         Commission file number: 1-12966

                                   INSCI CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 06-1302773
-----------------------------------           -----------------------------
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

TITLE OF EACH CLASS                             OUTSTANDING AUGUST 8, 2003
-------------------                             --------------------------
Common Stock, par value $.01                              52,761,299

Transitional Small Business Disclosure Format (check one)
Yes  ___   No X
              -

                                   INSCI CORP.

                                      INDEX


                                                                            PAGE
PART I     FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet as of June 30, 2003                               3

Consolidated Statements of Operations for the Three Months
     Ended June 30, 2003 and 2002                                            4

Consolidated Statements of Stockholders' Equity (Deficit) for the
     Three Months Ended June 30, 2003                                        5

Consolidated Statements of Cash Flows for the Three Months
     Ended June 30, 2003 and 2002                                            6

Notes to Consolidated Financial Statements                                   7

Item 2.   Management's Discussion and Analysis or Plan of Operation         12

Item 3.   Controls and Procedures                                           20


PART II    OTHER INFORMATION

Item 1.   Legal Proceedings                                                 21

Item 2.   Change in Securities                                              21

Item 3.   Defaults Upon Senior Securities                                   21

Item 4.   Submission of Matters to a Vote of Security Holders               22

Item 5.   Other Information                                                 22

Item 6.   Exhibits and Reports on Form 8-K                                  22


Signature                                                                   22



                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

ASSETS
Current assets:
    Cash                                                               $    794
    Accounts receivable, net of allowance
          for doubtful accounts of $26                                    1,425
    Prepaid expenses and other current assets                               416
                                                                       --------

          Total current assets                                            2,635

Property and equipment, net                                                 188
Other assets                                                                 78
                                                                       --------

                                                                       $  2,901
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses                              $  1,448
    Advances against receivables sold with recourse                         616
    Deferred revenue                                                      1,938
    Convertible debt, current portion                                       528
                                                                       --------

          Total current liabilities                                       4,530
                                                                       --------

Long term convertible debt, net of current portion                        1,404
                                                                       --------

Commitments and contingencies

Stockholders' deficit:
    Series A Convertible Redeemable Preferred Stock,
          $.01 par value, authorized 4,308 shares:
          issued none                                                      --
    Series B Convertible Redeemable Preferred Stock,
          $.01 par value, authorized 200 shares:
          issued and outstanding 123                                          1
    8% Convertible Redeemable Preferred Stock,
          $.01 par value, authorized 5,592 shares:
          issued and outstanding 74                                           1
    Common stock, $.01 par value, authorized
          185,000 shares: issued and
          outstanding 52,761                                                527
    Additional paid-in capital                                           48,338
    Accumulated deficit                                                 (51,900)
                                                                       --------

          Total stockholders' deficit                                    (3,033)
                                                                       --------

                                                                     $    2,901
                                                                     ==========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.





                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                          2003           2002
                                                       ----------     ---------

Revenues
  Product                                              $   1,078      $     793
  Services                                                 1,000          1,477
                                                       ---------      ---------

    Total revenues                                         2,078          2,270
                                                       ---------      ---------

Cost of revenues
  Product                                                     27             65
  Services                                                   273            333
                                                       ---------      ---------

    Total cost of revenues                                   300            398
                                                       ---------      ---------

Gross profit                                               1,778          1,872
                                                       ---------      ---------

Expenses
  Sales and marketing                                        656            510
  Product development                                        610            447
  General and administrative                                 347            537
                                                       ---------      ---------

                                                           1,613          1,494
                                                       ---------      ---------

Operating income                                             165            378

Interest expense, net                                       (107)          (134)
                                                       ---------      ---------

Net income                                             $      58      $     244
                                                       =========      =========


Basic earnings per common share                        $   0.000      $   0.005
                                                       =========      =========

Diluted earnings per common share                      $   0.000      $   0.003
                                                       =========      =========

Weighted average shares outstanding:
  Basic                                                   52,761         52,743
                                                       =========      =========

  Diluted                                                113,675        102,751
                                                       =========      =========







              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.



                                   INSCI CORP.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                                  Additional   Accum-
                                        Preferred Stock         Common Stock       Paid-in     ulated
                                       Shares     Amount    Shares      Amount     Capital    Deficit         Total
                                     ---------  --------   --------   ---------   --------    --------    --------

BALANCE, MARCH 31, 2003                   197   $      2     52,761   $    527    $ 48,338    $(51,917)   $ (3,050)
  Series B preferred dividend paid       --         --         --         --          --           (41)        (41)
  Net income                             --         --         --         --          --            58          58
                                     --------   --------   --------   --------    --------    --------    --------

BALANCE, JUNE 30, 2003                    197   $      2     52,761   $    527    $ 48,338    $(51,900)   $ (3,033)
                                     ========   ========   ========   ========    ========    ========    ========








































              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.



                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                2003       2002
                                                               ------     ------

Cash flows from operating activities:
  Net income                                                    $  58     $ 244
  Reconciliation of net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                  27        39
    Non-cash restructuring and other charges                     (100)     --
    Convertible debentures issued for services                   --          75
    Changes in assets and liabilities:
      Accounts receivable                                         693      (629)
      Prepaid expenses and other current assets                   (49)     (169)
      Other assets                                                 94      --
      Accounts payable and accrued expenses                      (229)     (121)
      Deferred revenue                                            (88)      195
                                                                -----     -----

Net cash provided by (used in) operating activities               406      (366)
                                                                -----     -----

Cash flows from investing activities:
  Capital expenditures                                            (14)       (4)
                                                                -----     -----

Cash flows from financing activities:
  Repayments on long term convertible debt                        (86)     --
  Repayments on short term debt                                  --        (304)
  Net advances (repayments) from sale of receivables             (242)      991
  Series B preferred dividends paid                               (41)     --
                                                                -----     -----

Net cash (used in) provided by financing activities              (369)      687
                                                                -----     -----

Net increase in cash                                               23       317
Cash, beginning of period                                         771       412
                                                                -----     -----
Cash, end of period                                             $ 794     $ 729
                                                                =====     =====











              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NATURE OF BUSINESS AND BASIS OF PRESENTATION

           The consolidated financial statements included in this report have been prepared by INSCI Corp., (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003. The results of the three months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending March 31, 2004.

           INSCI Corp., formerly known as insci-statements.com, corp. ("INSCI") develops and provides software for electronic document distribution, storage and presentment. The Company's products are sold on an international basis.

           In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations and cash flows for the three months ended June 30, 2003 and 2002.

           The accompanying consolidated financial statements for the three months ended June 30, 2003 and 2002 include the operations of INSCI and its wholly-owned subsidiaries, Lognet 2000, Inc. ("Lognet"). InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC") and INSCI (UK) Limited which are no longer active. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

           In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

           In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 required disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have an impact on the Company's consolidated financial statements. The Company has modified its quarterly reporting, commencing with the quarter ended June 30, 2003, to disclose the pro forma effect of the fair value of any stock-based employee compensation reportable in the periods presented, as provided for in the new standard.

           In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and / or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company's consolidated financial statements.

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

           In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, onetime termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect that the application of the provisions of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

           In January 2002, the EITF reached a consensus on EITF No. 01-14, INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSE. EITF No. 01-14 required that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. This change has no material impact on the Company's historical and present financial statements.

EARNINGS (LOSS) PER COMMON SHARE

           Basic earnings per common share was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the three months ended June 30, 2003, approximately 25.6 shares from stock options, warrants and convertible securities were excluded because their exercise price exceeded market value. For the three months ended June 30, 2002, approximately
9.9 million shares from stock options, warrants and convertible securities were excluded because their exercise price exceeded market value.


The income used in  determining  basic and diluted  earnings per share             THREE MONTHS ENDED
consisted of the following:                                                              JUNE 30,
                                                                                    2003         2002
                                                                                  ---------    ---------
BASIC
     Net income                                                                   $      58    $     244
     Preferred Stock Dividend                                                           (41)        --
                                                                                  ---------    ---------
                                                                                  $      17    $     244
                                                                                  =========    =========

DILUTED
     Net income                                                                   $      58    $     244
     Interest expense for Convertible debt with Series B
       Convertible Redeemable Preferred Stock                                          --             27
     Preferred Stock Dividend                                                           (41)        --
                                                                                  ---------    ---------
                                                                                  $      17    $     271
                                                                                  =========    =========

A reconciliation from the number of shares used in the basic earnings per share computation to the number of shares used in the diluted earnings per share computation is as follows:

Weighted average shares of common stock outstanding
  during the period - Basic                                                          52,761       52,743
  8% Convertible Redeemable Preferred Stock                                           1,415        1,434
  Series A Convertible Redeemable Preferred Stock                                      --           --
  Series B Convertible Redeemable Preferred Stock                                    59,489         --
Weighted average common equivalent shares due to stock
  options and warrants                                                                   10         --
Convertible debt with Series A Convertible Redeemable
  Preferred Stock                                                                      --           --
Convertible debt with Series B Convertible Redeemable
  Preferred Stock                                                                      --         48,574
                                                                                  ---------    ---------
Weighted average shares of common stock outstanding
  during the period - Diluted                                                       113,675      102,751
                                                                                  =========    =========


MAJOR CUSTOMERS

           For the three months ended June 30, 2003, sales to three of our customers accounted for approximately 17%, 15% and 14% of total revenues. These three customers accounted for 27%, 18% and 22%, respectively, of the Company's accounts receivable at June 30, 2003. For the three months ended June 30, 2002, sales to two of these customers represented 16% and 14% of total revenues. These two customers accounted for 31% and 10%, respectively, of the Company's accounts receivable at June 30, 2002.

SEGMENT INFORMATION

           The Company operates as a single reportable segment as a developer and distributor of digital archive software for electronic document distribution, storage and presentment for the enterprise content management
(ECM) market.

Revenue was derived from customers in the following geographic areas (in thousands)

                                                  THREE MONTHS ENDED JUNE 30,
                                                     2003         2002
                                                 ----------- -------------

North America                                       $ 1,836       $ 2,042
Europe                                                  119           100
Other                                                   123           128
                                                 -----------  ------------

                                                    $ 2,078       $ 2,270
                                                 ===========  ============

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses as of June 30, 2003 are as follows (in thousands):

Trade payables                                                     $ 315
Accrued salaries and bonuses                                         470
Accrued vacation                                                     219
Professional fees                                                     78
Provision for restructuring*                                         130
Other accrued expenses                                               236
                                                             ------------

                                                                 $ 1,448
                                                             ============

* Balance of Fiscal 2001 accrual for restructuring, consisting of remaining lease commitments.


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

CONVERTIBLE DEBT

           On January 17, 2003, the Company, Selway Partners, LLC ("Selway"), a related party, and CIP Capital LP ("CIP") entered into an agreement, effective as of November 30, 2002 and finalized on March 31, 2003, to refinance the Series A Convertible Debt. The refinancing agreement called for $2.2 million in Convertible Debentures ("Series A Debentures") and a cash payment of approximately $305,000 (paid on January 17, 2003) to pay the Series A Convertible Debt plus interest accrued thereon, a total of approximately $2.5 million. The Series A Debentures bear an interest rate of 10% per annum with principal and interest payments of $45,000 per month, $65,000 per month and $80,000 per month in each successive twelve month period commencing December 1, 2002 and a final payment of approximately $308,000 due December 1, 2005. The Series A Debentures are secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and accrued interest on Convertible Debentures is payable by redemption at the option of the investors at any time after March 31, 2004. As of June 30, 2003, the Convertible Debt is convertible into Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"), which is in turn convertible into approximately 17.6 million shares of the Company's Common Stock at a price of $.11 per share. This financing may result in dilution to INSCI's stockholders.

           The Series A Warrants and the Common Stock Warrants granted as part of the November 2000 financing expired in November 2002 and January 2003. Selway and CIP were granted warrants to purchase 461,538 shares of Series A Preferred stock at $1.44 per share, which would be convertible into approximately 5.5 million shares of INSCI Common Stock. These warrants are immediately exercisable and will expire in November 2007 and January 2008. Selway was also issued warrants expiring in November 2008 to purchase 200,000 shares of common stock at $0.72 per share.

           On March 31, 2003, Selway converted the Series B Convertible Debt plus accrued interest totaling approximately $1.2 million into 123,344 of Series B Convertible Redeemable Preferred Stock ("Series B Preferred") at a price of a $10.00 per share. The Series B Preferred calls for dividends in the amount of 13% per annum. As of June 30, 2003, these shares were convertible into 59,488,507 shares of the Company's Common Stock. If the Series A Debentures had been converted into Series A Preferred, which was then converted into Common Stock as of June 30, 2003, the Series B Preferred would be convertible into 78,776,812 shares of the Company's Common Stock.

Long-term convertible debt as of June 30, 2003 is as follows (in thousands):

Series A Convertible Debentures                                  $1,932
Series B Convertible Debentures                                       -
                                                           -------------

                                                                  1,932
Less: current portion                                               528
                                                           -------------

                                                                 $1,404
                                                           =============

Future payments required under the terms of the long-term convertible debt are as follows (in thousands):

YEAR ENDING MARCH 31,
2004                                                              $ 370
2005                                                                730
2006                                                                832
                                                           -------------

                                                                 $1,932
                                                           =============

           The refinancing agreement finalized on March 31, 2003 requires the Company to file a registration statement prior to September 1, 2003. The Company intends to comply with this requirement.

RELATED PARTY TRANSACTIONS

           The Company incurred interest expense during the quarters ended June 30, 2003 and 2002 of approximately $25,000 and $57,000, respectively, on the portion of its convertible debt held by Selway, a related party. Selway is a related party of INSCI in that two of INSCI's five board of directors' members are affiliated with Selway. Payments on the convertible debt held by Selway during the quarter ended June 30, 2003 totaled $67,500 for principal and interest.

           The Company paid dividends in the amount of approximately $41,000 to shareholders of its Series B Preferred during the quarter ended June 30, 2003. The Series B Preferred is held by Selway and Selway Management, Inc., both related parties, and CIP. Dividends paid to Selway and Selway Management, Inc. were approximately $16,000 and $17,000, respectively.

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                     THREE MONTHS ENDED JUNE 30,
                                                            2003     2002
                                                         ------------------

Cash paid for interest                                   $    115  $   45
Noncash investing and financing activities:
  Common Stock issued for the conversion
     of 8% Convertible
     Redeemable Preferred Stock                              --       114


STOCK-BASED COMPENSATION

           The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options is equal to or greater than the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No stock options or warrants were granted to employees during the quarters ended June 30, 2003 and 2002.

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


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion of management's analysis of operations for the three months ("First Quarter of Fiscal 2004") ended June 30, 2003 and the three months ("First Quarter of Fiscal 2003") ended June 30, 2002, and discussion of financial condition at June 30, 2003, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

           INSCI is a leading provider of digital document archive solutions to the enterprise content management (ECM) market. INSCI's highly scalable solutions provide storage, access and presentment for mission-critical documents, reports, statements, e-mail and high value digital assets necessary for business functions or regulatory compliance. The industry recognized highly scalable archive solution supports high volume ingestion, digital asset preservation, on-line presentment and delivery functions via internal networks or via the World Wide Web. With the addition of web-enabled capabilities, INSCI's customers can take advantage of e-commerce to improve communication, customer satisfaction and productivity while decreasing costs. For over ten years INSCI has been recognized for its ability to capture and store high volumes of electronic information.

           INSCI was originally founded to capture and preserve high volumes of mission critical business information. With the adoption of the Internet, the Company has expanded its product offerings to include web-based presentment capabilities for documents such as bank statements, 401(k) statements, customer and vendor statements, explanation of benefits (EOB's) and transaction confirmation documents. The Company has expanded its product offerings to include e-mail archiving and notification capabilities as well as the ability to capture, store and deliver high value digital assets such as spreadsheets, word documents, presentations and schedules. This offers our customers the ability to provide increased internal communication, productivity improvements and improved customer satisfaction and communication.

           The ESP+(TM) archive solution provides a robust platform to meet the demands of high-volume desktop and Internet-based content retrieval by thousands of users. The ESP+(TM) Solution Suite is built on a three tier scalable architecture and will support multiple platforms. Access to archived content is offered through both Windows-client and browser-based desktop solutions. Additionally, an industry-standard Java-based Application Program Interface
(API) offers seamless integration with third-party applications, such as Websites, Customer Relationship Management (CRM), Enterprise Resource Planning
(ERP) and Healthcare Information Technology (HIT) providing a platform for expanded market presence.

           Sales to end-users generally include software license, professional services, and maintenance. ASP-enabling sales typically include recurring revenues that are transaction based. As a long-standing provider of advanced and cost-effective solutions, INSCI has licenses at more than 500 companies across a host of industries - including financial services, telecommunications, insurance, utilities, manufacturing and healthcare - enhancing their bottom-line performance through highly-scalable digital archiving and electronic presentment applications. Since the archive and presentment solution is vertically non-specific, the Company's market opportunity is broad. INSCI also markets and licenses products on an international basis through its Alliance Partners. Such strategic relationships include Unisys Corporation, Xerox Corporation, PFPC, Fuji Xerox, EMC Corporation and HandySoft.

           Our revenues fluctuate because of a variety of factors including the amount of revenue generated from our alliances with other companies selling our products, the length of the sales cycle for our products, seasonality, capital spending trends, demand for our products, the introduction of new products and product enhancements and general economic conditions.

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                                             THREE MONTHS ENDED
                                                                 JUNE 30,
                                                           2003            2002
                                                            %                %
Revenues
  Product                                                    52              35
  Services                                                   48              65
                                                           ----            ----

    Total revenues                                          100             100
                                                           ----            ----
Cost of revenues
  Product                                                     1               3
  Services                                                   13              15
                                                           ----            ----

    Total cost of revenues                                   14              18
                                                           ----            ----

Gross profit                                                 86              82
                                                           ----            ----
Expenses
  Sales and marketing                                        32              22
  Product development                                        29              20
  General and administrative                                 17              23
                                                           ----            ----

    Total expenses                                           78              65
                                                           ----            ----

Operating income                                              8              17
Interest expense, net                                        (5)             (6)
                                                           ----            ----

Net income                                                    3              11
                                                           ====            ====

The following table compares total revenues for the periods indicated (in thousands):

                                                    THREE MONTHS ENDED JUNE 30,
                                                 2003          2002    % CHANGE
                                              ---------------------------------

Product revenues                                $ 1,078          $ 793     36 %
Installation and implementation services            150            372    (60)
Maintenance services                                850          1,105    (23)
                                              ----------     ----------

      Total revenues                            $ 2,078        $ 2,270     (8)
                                              ==========     ==========



FIRST QUARTER OF FISCAL 2004 AS COMPARED TO FIRST QUARTER OF FISCAL 2003:

REVENUES

           Revenues for the First Quarter of Fiscal 2004 totaled $2.1 million and decreased by $192,000 or 8% compared to revenues of $2.3 million for the First Quarter of Fiscal 2003. Product revenues increased by $285,000 or 36% to $1.1 million in the First Quarter of Fiscal 2004 as compared to $793,000 in the First Quarter of Fiscal 2003, reflecting increased demand for our products. The increase in product revenues was offset by a $477,000 or 32% decline in services revenue from $1.5 million in the First Quarter of Fiscal 2003 as compared to $1.0 million in the First Quarter of Fiscal 2004. Service revenues, exclusive of maintenance, declined $222,000 or 60% as the Company experienced a decline in large-scale conversion contracts compared to the prior year period. Maintenance revenues are earned ratably over the term of the contract commencing upon receipt of payment or when other acceptance is received. Maintenance revenues declined due to timing differences related to collection and revenue recognition. In the prior year period, the Company collected past due amounts resulting in substantial portions of the annual contracts being recognized in the quarter.

           For the First Quarter of Fiscal 2004 we received 17%, 15% and 14% of our total revenues from three of our customers. For the First Quarter of Fiscal 2003 we received 16% and 14% of our total revenues from two of these customers.

GROSS PROFIT

           Gross profit for the First Quarter of Fiscal 2004 was $1.8 million and decreased $94,000 or 5% compared to gross profit of $1.9 million for the prior year period. The decline in aggregate gross profit is directly related to the decline in revenue as previously noted. Gross margin improved to 86% for the First Quarter of Fiscal 2004 from 82% for the prior year period. The increase in the gross margin percentage is primarily a result of a higher percentage of product revenues to total sales and a decrease in cost of services as a result of cost containment and increased productivity.

SALES AND MARKETING

           Sales and marketing expenses for the First Quarter of Fiscal 2004 were $656,000, an increase of $146,000 or 29% from the prior year period. The increase reflects the Company's expanded sales effort and its investments in marketing efforts to stimulate future sales.

PRODUCT DEVELOPMENT

           Product development expenses increased $163,000 or 36% from the First Quarter of Fiscal 2003 level of $447,000 to $610,000 in the current year period. The increase is reflective of the Company's increased product development efforts in additional products for the Enterprise Content Management (ECM) market.

GENERAL AND ADMINISTRATIVE

           General and administrative expenses were $347,000 for the First Quarter of Fiscal 2004, a decline of $190,000 or 35% from the prior year period. The decline was due to a $100,000 reduction in the reserve for restructuring expenses, a lower provision for doubtful accounts and continued cost containment efforts.

INTEREST EXPENSE, NET

           Interest expense for the First Quarter of Fiscal 2004 was $107,000, a decrease of $27,000 or 20% from the prior year period. The decrease was due to the lower level of borrowings in the current fiscal quarter as a portion of the convertible debt was converted to Series B Convertible Redeemable Preferred Stock as of March 31, 2003, as well as a lower interest rate on the refinanced convertible debt and receivables financing.



LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 2003, the Company had $794,000 of cash and working capital deficit of $1.9 million in comparison to $729,000 of cash and working capital deficit of $5.9 million at June 30, 2002. At March 31, 2003, the Company had $771,000 of cash and working capital deficit of $1.9 million. Accounts receivable were $1.4 million at June 30, 2003 and $2.1 million at March 31, 2003. For the period ended June 30, 2003, the days sales outstanding (DSO) was 62 days compared to 75 days for the prior year period.

The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                                    THREE MONTHS ENDED JUNE 30,
                                                         2003             2002
                                                         ----             ----
Cash provided by (used in)
  Operating activities                                   $ 406            $(366)
  Investing activities                                     (14)              (4)
  Financing activities                                    (369)             687
                                                         -----            -----

Net increase in cash                                        23              317
Cash, beginning or period                                  771              412
                                                         -----            -----

Cash, end of period                                      $ 794            $ 729
                                                         =====            =====

           Net cash generated from operating activities was $406,000 in the First Quarter of Fiscal 2004 compared to net cash used in operating activities of $366,000 in the prior year quarter. The increased generation of cash from operations was due primarily to the decrease in days sales outstanding.

           Net cash used in investing activities was $14,000 in the First Quarter of Fiscal 2004 compared to $4,000 in the prior year quarter. The increase in cash used reflects $10,000 used for the purchase of computer equipment and software.

           Net cash used in financing activities was $369,000 in the First Quarter of Fiscal 2004 compared to net cash provided by financing activities of $687,000 in the prior year quarter. The increase in cash used in financing activities was due to the repayment of certain debt obligations and decreased advances outstanding against receivables.

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


QUARTERLY RESULTS:

           Quarterly revenues and results of operations may fluctuate as the result of a variety of factors, including the lengthy sales cycle for our products, the proportion of revenues attributable to software license fees versus services, the amount of revenue generated by alliances with other companies distributing our products, demand for our products and services, the size and timing of individual license transactions, the introduction of new products and product enhancements by us or our competitors, changes in customer budgets and capital expenditures, competitive conditions in the industry and general economic conditions. Additionally, the sale of our products generally involves a significant commitment of capital by our customers and may be delayed due to time-consuming authorization procedures within an organization. Other factors affecting our operating results include our ability to design and introduce on a timely basis new products which compete effectively on the basis of price and performance, product obsolescence, technological changes, competition and competitive pressures on price, the ability to hire and retain qualified personnel and general economic conditions affecting the investment by potential customers in technology based investments. There is no assurance that we can maintain or increase our sales volume going forward or that we will be able to achieve a profit in the marketing of our products.

BUSINESS RISKS

           An investment in our common stock involves a high degree of risk. You should consider carefully the following risks, and consult with your own legal, tax and financial advisors.

WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO BE PROFITABLE DEPENDS ON A NUMBER OF FACTORS THAT WE MAY BE UNABLE TO CONTROL.

           We have cumulative losses since our business began in 1989 and there is no guarantee we will maintain profitability. For the fiscal year ended March 31, 2002 and fiscal year ended March 31, 2003 we reported the first two consecutive profitable fiscal periods. The financial performance was the result of a restructuring plan focused on a return to the core operations of the business. As a result, several subsidiaries were discontinued and a general reduction of overhead in the core business was implemented. There can be no assurance that the reduction in expenses will affect future revenues or general market position. Additionally, there can be no assurance that the expense reductions that have been implemented are sustainable over future periods.

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


           A significant amount of our license and service revenues are derived from a limited number of customers. Such orders are typically placed within the specific financial quarter when revenue is recognized, and we expect this trend to continue. The placement of such orders is typically at the end of a fiscal quarter requiring shipment, and if a new customer, the implementation of the licensed product. The sales cycle is typically lengthy for a new licensed customer and less time for an existing customer. Revenue recognition for service contracts requires the acceptance and sign off from a customer. The amount of license product and service backlog at the end of a quarter is typically immaterial. The Company has historically experienced increased revenues in the third fiscal quarter compared to the preceding fiscal quarters. We also experience variations in product demand due to customer budgetary constraints that may be imposed within a fiscal year. Additionally, the Company may experience changes in product demand due to changes in budgetary timelines. As a consequence, the Company experiences difficulty in forecasting license and service revenues, particularly at the beginning of the fiscal quarter.

           The Company distributes products through Alliance Partners. Changes in the strategy, product offering, financial condition, material changes in the sales force, availability of hardware or software products, product defects and material changes in customer support may affect product orders and revenues in any period(s).

           License revenue gross margins are substantially higher than other revenue sources. The percentage of license revenues to the overall revenues in a fiscal period may materially change the overall gross margins and profitability for any period. Variations in expense levels compared to other periods may result in changes in operating income within a fiscal period.

           INSCI believes the difficult economic environment has resulted in delays in technology spending and has and may impact quarterly results.

BECAUSE WE HAVE EXPERIENCED LOSSES WE MAY NEED ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR BUSINESS PLAN.

            We believe that we may need additional financing to operate our business and implement our business plan. As of June 30, 2003 we had $794,000 of cash and working capital deficit of $1.9 million in comparison to $729,000 of cash and working capital of $5.9 million as of June 30, 2002. There can be no assurances, however, that we will be successful in obtaining funds from any such sources. If additional funds are raised by issuance of equity securities, dilution to our stockholders may result. If additional funds are not available, we will be required to modify execution of our business plan.

PRODUCT REVENUE CONCENTRATION.

           The Company generates a substantial portion of license revenues and services from the ESP+ archive solution. INSCI expects that this trend will continue and any changes to this assumption such as general economic, technology based and competition may have a material adverse effect on the revenues and operating results of the Company.

EXPANSION OF DIRECT SALES.

           To date, the Company has significantly relied on the indirect sales channel for sales leads and product revenues. The Company has invested, and expects to continue to invest, in the development and growth of a direct sales channel. To the extent that the Company is not successful in such efforts, future revenue growth and operating margins may be adversely affected.

OUR BUSINESS GREATLY DEPENDS ON INDIRECT SALES.

           We depend upon introductions to potential customers by companies with which we maintain strategic alliances for a significant percentage of our sales. Although we have written agreements with UNISYS, Xerox Corporation, Fuji-Xerox, PFPC and other value added resellers; the agreements do not require customer introductions or provide for minimum required purchases of our products. If any of the companies with which we maintain strategic alliances decides not to refer potential customers to us, our sales may be reduced and operating losses increased. In addition, there is no assurance that we will be able to maintain our strategic alliances on current terms.


DEPENDENCE ON LICENSED TECHNOLOGY.

           INSCI depends on certain software products that are licensed from third parties, which are embedded and used in our products. The company believes that there are replacement alternatives for such third party products; however, the interruption of the availability of such products may have an adverse impact on the delivery of our products. Additionally, we expect our third party vendors to maintain and continually improve their products. To the extent that such products became obsolete or inoperable with other industry standard applications, we may experience an adverse effect on revenues, operating results and a decrease in customer satisfaction.

DEPENDENCE ON INTERNET ACCEPTANCE, ACCESSIBILITY, INFRASTRUCTURE AND SECURITY.

           INSCI developed and realized revenues from its Internet based products and related services. The Internet is a new technology and as such, is characterized by rapid technology changes, evolving standards and adoption rates. Future revenues and services are dependent upon the acceptance of the Internet as a recognized method of commercial competence.

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

           To the extent that there is an increase in the use of the Internet, or an increase in bandwidth, the infrastructure may not be able to effectively support demand and result in a degradation of commercial acceptance. Reduced response times may also affect the acceptance of the Internet.

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

THE BOARD OF DIRECTORS OWNS A LARGE PERCENTAGE OF OUR COMMON STOCK AND CAN INFLUENCE MATTERS REQUIRING THE VOTE OF SHAREHOLDERS.

           On June 30, 2003, our directors and officers beneficially owned, as defined by the SEC, approximately 86.8 million shares of common stock, representing 64.8% of the outstanding common stock. Based on their ownership, our directors and officers have the ability to influence matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of our company and the sale of all or substantially all of our assets. Their voting power also may discourage or prevent any proposed takeover.

LIQUIDITY.

           Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "INSS". As of June 30, 2003 we have 52,761,299 shares outstanding. Additionally, Selway and CIP hold 123,344 shares of Series B Convertible Redeemable Preferred Stock, which, as of June 30, 2003, was convertible into 59,488,507 shares of the Company's Common Stock. Selway and CIP also hold $1.9 million of convertible debt. If the convertible debt had been converted into Series A Convertible Redeemable Preferred Stock which was then converted into Common Stock as of June 30, 2003, the Series B Convertible Redeemable Preferred Stock would be convertible into 78,776,812 shares of the Company's Common Stock. The average trading volume for the 30-day trading period ended August 7, 2003 is 307,400.

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

DIVIDENDS ON OUR COMMON STOCK ARE NOT LIKELY.

           We do not anticipate paying any cash dividends on our common stock. We intend to keep future earnings, if any, to finance the operation and expansion of our business.

ITEM 3.         CONTROLS AND PROCEDURES

           The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the executive officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

           There have not been any significant changes in the Company's internal controls or other factors that could affect these controls subsequent to the date of evaluation."

PART II         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

           The Company is a defendant in an action commenced on May 16, 2003 by Lason, Inc. ("Lason") in the United States Bankruptcy Court for the District of Delaware. The Lason action is seeking the return of certain pre-petition payments made prior to the bankruptcy petition of Lason in the amount of approximately $121,000. The Company is contesting the action and has asserted a number of affirmative defenses to the action

ITEM 2.         CHANGE IN SECURITIES

           Effective March 31, 2003, the Company completed two (2) Amendments to refinancing transactions. The first refinancing was with Selway Partners LLC ("Selway") and CIP Capital LP ("CIP") of a November 28, 2000 financing transaction. The second refinancing was for a separate refinancing for a June 21, 2001 financing transaction with Selway. The two Amendments were made as of November 30, 2002.

           The Company amended its Certificate of Incorporation on March 31, 2003 with respect to the Series A and Series B Preferred Stock, in that the Series A Preferred Stock conversion into Common Stock was reduced from $.65 per share to $.11 per share, and the Series B Preferred Stock authorization was increased from 100,000 shares of Series B Preferred Stock to 200,000 shares of Series B Preferred Stock.

           With respect to the Selway-CIP November 28, 2000 financing transaction, the Company agreed that it would repay to Selway-CIP the balance of principal and interest of $2,505,000. On January 17, 2003, the Company paid approximately $305,000 toward the outstanding interest due to Selway-CIP, resulting in the balance due of $2,200,000, which will be paid in 36 monthly installments with interest of 10% per annum. The Selway-CIP refinancing agreement further provided for an extension of one year for the optional redemption of Selway-CIP to demand repayment of the principal and interest due on all of the outstanding Convertible Debentures. The Convertible Debentures are convertible into Series A Preferred Stock of the Company and ultimately into Common Stock. Series A Preferred Stock has a dividend of 10% per annum. In accordance with the terms of the Amendment, the conversion price for the Convertible Debentures convertible to Series A Preferred Stock and ultimately to Common Stock was repriced from $.65 per share to $.11 per share.

           With respect to the Selway June 21, 2001 financing, the Convertible Debentures issued to Selway and Selway Management, which are convertible into Series B Preferred Stock, were extended to March 31, 2003. Selway advised the Company that it assigned the sum of $193,230.33 in Convertible Debentures to CIP.

           Effective March 31, 2003, Selway, Selway Management and CIP converted their respective Convertible Debentures plus interest and commitment fees accrued in the aggregate amount of $1,233,440 into the aggregate of 123,344 shares of Series B Convertible Stock as follows:



                                           CONVERTIBLE DEBT           SERIES B
                                             INTEREST AND             PREFERRED
                                              COMMITMENT                 STOCK
HOLDER                           PRINCIPAL       FEES       TOTAL      # SHARES
--------------------------------------------------------------------------------

Selway                         $  391,770     $ 98,960   $  490,730       49,073
Selway Management                 450,000       60,130      510,130       51,013
CIP                               193,230       39,350      232,580       23,258
                               ----------     --------   ----------      -------
     Total                     $1,035,000     $198,440   $1,233,440      123,344
                               ==========     ========   ==========      =======



ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

           This item is not applicable.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           This item is not applicable.

ITEM 5.         OTHER INFORMATION

           This item is not applicable.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

            Exhibit 3.8      Copy of Amendment to Certificate of Incorporation
            Exhibit 10.73 Amendment No. 2 to Selway - CIP November 28, 2000 financing transaction
            Exhibit 10.74 Amendment to Selway June 21, 2001 financing transaction
            Exhibit 10.75    Amendment No. 2 to Selway Management Agreement

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

                                           INSCI CORP.

Date:  August 14, 2003                By:  /S/ HENRY F. NELSON
                                           --------------------------------
                                           Henry F. Nelson
                                           Chief Executive Officer, President
                                           and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Henry F. Nelson, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of INSCI Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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



Date:  August 14, 2003


/S/ HENRY F. NELSON
--------------------
Henry F. Nelson
Chief Executive Officer, President and Chief Financial Officer