Form 10QSB
period 2003-09-30
INSCI CORP
filed 2003-11-14
CIK 878612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2003

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition period from to
         ----------------------    ----------------------

                         Commission file number: 1-12966

                                   INSCI CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   06-1302773
--------------------------------         ----------------------------------
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

Yes   X     No
     ---        ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                     OUTSTANDING NOVEMBER 12, 2003
-------------------                     -----------------------------
Common Stock, par value $.01                     59,923,340


Transitional Small Business Disclosure Format (check one)

Yes        No X
     ---     ---

                                   INSCI CORP.

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet as of September 30, 2003                           3

Consolidated Statements of Operations for the Three Months and Six Months
     Ended September 30, 2003 and 2002                                        5

Consolidated Statements of Stockholders' Equity (Deficit) for the Six Months
     Ended September 30, 2003                                                 6

Consolidated Statements of Cash Flows for the Six Months
     Ended September 30, 2003 and 2002                                        7

Notes to Consolidated Financial Statements                                    8

Item 2.   Management's Discussion and Analysis or Plan of Operation          15

Item 3.   Controls and Procedures                                            26


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  26

Item 2.   Change in Securities                                               27

Item 3.   Defaults Upon Senior Securities                                    28

Item 4.   Submission of Matters to a Vote of Security Holders                28

Item 5.   Other Information                                                  28

Item 6.   Exhibits and Reports on Form 8-K                                   29


Signature                                                                    29


                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                     ASSETS

Current assets:
    Cash                                                                  $   365
    Accounts receivable, net of allowance for doubtful accounts of $25      1,893
    Prepaid expenses and other current assets                                 398
                                                                         --------

          Total current assets
                                                                            2,656

Property and equipment, net                                                   935
Goodwill                                                                    1,174
Other assets                                                                  141
                                                                          --------

                                                                          $ 4,906
                                                                          =======










              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.



                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                    $   870
    Accrued expenses                                                      1,357
    Advances against receivables sold with recourse                       1,027
    Deferred revenue                                                      1,895
    Convertible debt, current portion                                       577
    Capital leases, current portion                                         100
                                                                       ---------
          Total current liabilities                                       5,826
                                                                      ---------
Long term liabilities:
    Long term convertible debt, net of current portion                    1,297
    Capital leases, net of current portion                                   81
                                                                      ---------
          Total long term liabilities                                     1,378
                                                                      ---------
Commitments and contingencies

          Total liabilities                                               7,204
                                                                      ---------
Stockholders' deficit:
    Series A Convertible Redeemable Preferred Stock, $.01 par value,
      authorized 4,308 shares: issued none                                  --
    Series B Convertible Redeemable Preferred Stock, $.01 par value,
      authorized  200 shares: issued and outstanding 123                      1
    Series C Convertible Redeemable Preferred Stock, $.01 par value, authorized 2,300 shares: issued and outstanding 516, (subscribed
      1,031 shares, valued at $1.9396 per share)                              5
    8% Convertible Redeemable Preferred Stock, $.01 par value,
      authorized 3,192 shares: issued and outstanding 74                      1
    Common stock, $.01 par value, authorized 185,000 shares:
      issued and outstanding 59,923                                         599
    Additional paid-in capital                                           50,061
    Accumulated deficit                                                 (52,965)
                                                                      ----------

          Total stockholders' deficit                                    (2,298)
                                                                      ----------

                                                                      $   4,906
                                                                      ==========











              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.



                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)



                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                              2003       2002        2003        2002
                                           ---------   ---------   --------    --------

Revenue
  Product                                  $    472    $  1,021    $  1,550    $  1,814
  Services                                    1,318       1,259       2,318       2,736
                                           --------    --------    --------    --------

    Total revenue                             1,790       2,280       3,868       4,550
                                           --------    --------    --------    --------

Cost of revenue
  Product                                        54          22          81          87
  Services                                      412         323         685         656
                                           --------    --------    --------    --------

    Total cost of revenue                       466         345         766         743
                                           --------    --------    --------    --------

Gross profit                                  1,324       1,935       3,102       3,807
                                           --------    --------    --------    --------

Expenses
  Sales and marketing                           638         516       1,294       1,026
  Product development                           700         468       1,310         915
  General and administrative                    527         497         874       1,034
  Non-recurring items                           380        --           380        --
                                           --------    --------    --------    --------

                                              2,245       1,481       3,858       2,975
                                           --------    --------    --------    --------

Operating income (loss)                        (921)        454        (756)        832

Interest expense, net                          (101)       (174)       (208)       (308)
                                           --------    --------    --------    --------

Income (loss) before extraordinary item      (1,022)        280        (964)        524

Extraordinary item - Gain from
  extinguishment of certain debt               --           192        --           192
                                           --------    --------    --------    --------

Net income (loss)                          $ (1,022)   $    472    $   (964)   $    716
                                           ========    ========    ========    ========

Basic earnings (loss) per common share
  Income (loss) before extraordinary item  $ (0.019)   $  0.005    $ (0.019)   $  0.010
  Extraordinary item                          0.000       0.004       0.000       0.003
                                           --------    --------    --------    --------

  Total                                    $ (0.019)   $  0.009    $ (0.019)   $  0.013
                                           ========    ========    ========    ========

Diluted earnings (loss) per common share
  Income (loss) before extraordinary item  $ (0.019)   $  0.003    $ (0.019)   $  0.006
  Extraordinary item                          0.000       0.002       0.000       0.002
                                           --------    --------    --------    --------

  Total                                    $ (0.019)   $  0.005    $ (0.019)   $  0.008
                                           ========    ========    ========    ========

Weighted average shares outstanding:
  Basic                                      54,785      52,761      53,779      52,761
                                           ========    ========    ========    ========

  Diluted                                    54,785      95,712      53,779      94,533
                                           ========    ========    ========    ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.


                                   INSCI CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                                  Additional   Accum-
                                        Preferred Stock       Common Stock         Paid-in     ulated
                                      Shares    Amount      Shares      Amount    Capital      Deficit       Total
                                     --------- --------- ------------ --------- ------------ ------------ ------------

BALANCE, MARCH 31, 2003                 197    $      2      52,761   $    527   $ 48,338    $(51,917)   $ (3,050)

  Issuance of Series C preferred
    shares                              516           5        --         --          995        --         1,000
  Issuance of common shares for
    purchase of net assets of
    WebWare Corporation                --          --         7,162         72        728        --           800
  Series B preferred dividend          --          --          --         --         --           (81)        (81)
  Series C preferred dividend          --          --          --         --         --            (3)         (3)
  Net (loss)                           --          --          --         --         --          (964)       (964)
                                   --------    --------    --------   --------   --------    --------    --------
BALANCE, SEPTEMBER 30, 2003        $    713    $      7      59,923   $    599   $ 50,061    $(52,965)   $ (2,298)
                                   ========    ========    ========   ========   ========    ========    ========










       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.




                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                             2003       2002
                                                                             ----       ----
Cash flows from operating activities:
  Net income (loss)                                                        $  (964)   $   716
  Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
    Depreciation and amortization                                               71         82
    Non-cash restructuring and other charges                                  (180)      --
    Convertible debentures issued for services                                --          100
    Gain from extinguishment of certain debt                                  --         (192)

    Changes in assets and liabilities:
      Accounts receivable                                                      437       (488)
      Prepaid expenses and other current assets                                 21        (79)
      Other assets                                                              31          3
      Accounts payable and accrued expenses                                    252       (115)
      Deferred revenue                                                        (311)       220
                                                                           -------    -------

Net cash (used in) provided by operating activities                           (643)       247
                                                                           -------    -------

Cash flows from investing activities:
  Purchase of net assets of WebWare Corporation                               (627)      --
  Capital expenditures                                                         (77)       (55)
                                                                           -------    -------

Net cash used in investing activities                                         (704)       (55)
                                                                           -------    -------

Cash flows from financing activities:
  Proceeds from issuance of Series C preferred stock                         1,000       --
  Repayments on long term convertible debt                                    (144)      --
  Repayments on short term debt                                                --        (304)
  Net advances (repayments) from sale of receivables                           169        379
  Series B preferred dividends paid                                            (84)      --
                                                                           -------    -------

Net cash provided by financing activities                                      941         75
                                                                           -------    -------

Net (decrease) increase in cash                                               (406)       267
Cash, beginning of period                                                      771        412
                                                                           -------    -------

Cash, end of period                                                        $   365    $   679
                                                                           =======    =======






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)





NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial statements included in this report have been prepared by INSCI Corp., (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003. The results of the three months and six months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending March 31, 2004.


         INSCI Corp., formerly known as insci-statements.com, corp. ("INSCI") develops and markets certain software and services for the enterprise content management (ECM) market. The Company's products are distributed on an international basis.


         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations for the three and six months ended September 30, 2003 and 2002 and cash flows for the six months ended September 30, 2003.

         The accompanying consolidated financial statements for the three months and six months ended September 30, 2003 and 2002 include the operations of INSCI and its wholly-owned subsidiaries, WCORP, Inc. ("WCORP") and Lognet 2000, Inc. ("Lognet"). WCORP was established August 26, 2003 to acquire certain assets and liabilities of WebWare Corporation ("WebWare"). WCORP acquired certain assets and assumed certain liabilities of WebWare on September 5, 2003; and as such the financial results of the Company include the results of WCORP from September 5, 2003 forward. Additional subsidiaries of the Company are InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC") and INSCI (UK) Limited, all of which are no longer active. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

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

ACQUISITION

         On September 5, 2003, the Company's wholly owned subsidiary, WCORP, acquired certain assets and assumed certain liabilities of WebWare Corporation ("WebWare") from Diablo Management Group, as assignee for the benefit of creditors of WebWare. The total purchase price was $1.3 million. Additionally, the Company incurred closing costs of $127,000. The Company paid cash of $500,000 and issued 7,162,041 shares of its common stock valued at $800,000. This transaction has been accounted for as a purchase and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The allocation of the purchase price is preliminary and subject to revision, which is not expected to be material, based on of fair value of net assets acquired.

The components of the purchase price and allocation are as follows (in thousands):

PURCHASE PRICE:
      Cash                                                             $    500
      7,162,041 shares of INSCI common stock                                800
      Acquisition costs                                                     127
                                                                       ---------

           Total consideration plus acquisition costs                  $  1,427
                                                                       =========

ALLOCATION OF PURCHASE PRICE:
      Fair value of assets acquired, net of $739 in liabilities assumed $   253
      Purchase price in excess of fair value of net assets acquired
        allocated to goodwill                                             1,174
                                                                       --------

           Total                                                       $  1,427
                                                                       ========


         Goodwill, in accordance with SFAS No. 142, will be tested for impairment annually and whenever there is an impairment indicator.

         Unaudited proforma operating results for the six months ended September 30, 2003 and 2002 for the Company, assuming the purchase of the assets of WebWare occurred on March 31, 2002, are as follows (in thousands):

                                                           SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                            2003       2002
                                                       -----------   ---------

Revenue                                                $    4,457    $  4,805
Income (loss) from continuing operations                   (3,410)     (3,606)
Basic and diluted loss per share from continuing
  operations                                               (0.065)     (0.068)

EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share was computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

         For the three months and six months ended September 30, 2003, approximately 84.5 million and 72.8 million, respectively, of shares from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect. Additionally, for the three months and six months ended September 30, 2003, approximately 2.4 million shares from stock options and warrants were excluded because their exercise price exceeded market value. For the three months and six months ended September 30, 2002, approximately 9.4 million shares from stock options, warrants and convertible securities were excluded because their exercise price exceeded market value.



The income (loss) used in determining basic and
  diluted earnings per shares consisted of the                   THREE MONTHS ENDED             SIX MONTHS ENDED
  following:                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 2003         2002            2003           2002
                                                              ------------ -----------    -----------      ----------
BASIC
  Net income (loss)                                             $(1,022)        $   472        $ (964)        $   716
  Preferred Stock dividend                                          (43)            -             (84)            -
                                                              -----------    -----------    -----------    -----------

                                                                $(1,065)        $   472       $(1,048)        $   716
                                                              ===========    ===========    ===========    ===========

DILUTED
  Net income (loss)                                             $(1,022)        $   472        $ (964)        $   716
  Interest expense for Convertible debt with Series B
    Convertible Redeemable Preferred Stock                             -             29             -              57
  Preferred Stock dividend                                          (43)             -            (84)             -
                                                              -----------    -----------    -----------    -----------
                                                                $(1,065)       $    501       $(1,048)        $   773
                                                              ===========    ===========    ===========    ===========

A reconciliation from the number of shares used in the
  basic earnings (loss) per share computation to the
  number of shares used in the diluted earnings (loss)           THREE MONTHS ENDED             SIX MONTHS ENDED
  per share computation is as follows:                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 2003           2002           2003           2002
                                                              -----------   ------------    -----------   ------------
Weighted average shares of common stock
  outstanding during the period - Basic                          54,785         52,761         53,779         52,761
  8% Convertible Redeemable Preferred Stock                          -           1,415             -           1,415
  Convertible debt with Series B Convertible
    Redeemable Preferred Stock                                       -          41,536             -          40,357
                                                              -----------    -----------    -----------    -----------
                                                                 54,785         95,712         53,779         94,533
                                                              ===========    ===========    ===========    ===========

MAJOR CUSTOMERS

         For the six months ended September 30, 2003, sales to two customers accounted for approximately 17% and 12% of total revenue and accounted for 20% and 25%, respectively, of the Company's accounts receivable at September 30, 2003. For the three months ended September 30, 2003, sales to one customer represented approximately 26% of total revenue.

SEGMENT INFORMATION


         The Company operates as a single reportable segment as a developer and distributor of software solutions for the enterprise content management (ECM) market.

Revenue was derived from customers in the following geographic areas (in thousands)


                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                    SEPTEMBER 30,                      SEPTEMBER 30,
                               2003               2002             2003             2002
                            -------------   --------------    -------------   --------------
North America                    $ 1,545          $ 2,069          $ 3,381          $ 4,111
Europe                               111              148              230              248
Other                                134               63              257              191
                            -------------    -------------    -------------    -------------
                                 $ 1,790          $ 2,280          $ 3,868          $ 4,550
                            =============    =============    =============    =============

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

CONVERTIBLE DEBT

         The Series A Debentures bear an interest rate of 10% per annum with principal and interest payments of $45,000 per month, $65,000 per month and $80,000 per month in each successive twelve month period commencing December 1, 2002 and a final payment of approximately $308,000 due December 1, 2005. The Series A Debentures are secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and accrued interest on Convertible Debentures is payable by redemption at the option of the investors at any time after March 31, 2004. As of September 30, 2003, the Convertible Debt is convertible into Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"), which is in turn convertible into approximately 17.0 million shares of the Company's Common Stock at a price of $.11 per share. This financing may result in dilution to INSCI's stockholders.


Long-term convertible debt as of September 30, 2003 is as follows (in thousands):


Series A Convertible Debentures                               $1,874
Less: current portion                                            577
                                                     ----------------
                                                              $1,297
                                                     ================


Future payments required under the terms of the long-term convertible debt are as follows (in thousands):


YEAR ENDING MARCH 31,
2004                                                          $ 312
2005                                                            730
2006                                                            832
                                                    ----------------
                                                             $1,874
                                                    ================


         The refinancing agreement finalized on March 31, 2003 required the Company to file a registration statement prior to September 1, 2003. The rights agreement entered into with SCP amends the refinancing agreement, calling for a registration statement to be filed as reasonably practical by the Company.

SERIES C PREFERRED STOCK

         On September 5, 2003, the Company and SCP Private Equity Partners II, LP ("SCP"), a private equity fund, entered into an agreement wherein SCP agreed to purchase 1,546,711 shares of Series C Convertible Preferred Stock ("Series C Preferred") in the Company at a price of $1.9396 per share for a total of $3 million. SCP purchased 515,571 shares on closing for the sum of $1 million. SCP agreed to pay the balance of $2 million as follows: $500,000 paid for 287,785 shares on each of the dates falling 30, 60, 90 and 120 days from closing. Of this additional $2.0 million, the Company has received $1.0 million and issued 575,570 shares of its Series C Preferred as of this date.

         Of the 515,571 shares purchased on September 5, 2003, 309,342 shares were held in escrow until such time as the Company amends its agreements with Selway Partners, LLC ("Selway") and CIP Capital LP ("CIP") with respect to the rights associated with the Company's Series A and Series B convertible preferred stock. As a part of the agreement with SCP for the purchase of the Series C Preferred, Selway and CIP agreed to negotiate with the Company to modify certain provisions of the Series A and Series B convertible preferred stock. Selway is an affiliate of SCP in that SCP is the majority shareholder of Selway and CIP is an affiliate of SCP in that Mr. Winston Churchill is a managing partner in both.

         The 1,546,711 shares of Series C Preferred is convertible on a 20:1 basis into 30,934,220 shares of common stock at the option of the holder. This conversion may result in dilution to INSCI's stockholders. Series C Preferred provides for annual cumulative dividends at 8% of the original issue price of $1.9396 per share, payable semi-annually in cash or in additional shares of Series C Preferred at the company's option.

         Holders of shares of Series C Preferred shall be entitled to vote equally with the shares of the Company's common stock and not as a separate class, at any annual or special meeting of stockholders of the Company on the following basis: each holder of shares of Series C Preferred shall be entitled to such number of votes as shall be equal to the number of shares of Common Stock into which the holder's Series C Preferred shares would convert immediately after the close of business on the record date fixed for such meeting. In addition, the holders of shares of Series C Preferred shall be entitled as a separate single class to elect two members to the Board at each election of directors.

         In the event of any liquidation, whether voluntary of involuntary, before any distribution or payment shall be made to any holders of any junior stock, the holders of Series C Preferred shall be entitled to be paid out of the assets of the Company an amount per share equal to the greater of (a) 200% of the Series C original issue price plus an amount equal to all accrued and unpaid dividends or (b) the price per share a holder of Series C Preferred would have been entitled to receive had all shares of outstanding preferred stock been converted into common stock immediately preceding such liquidation. The Series C Preferred provides for anti-dilution protection. All outstanding shares of Series C Preferred shares may be redeemed at the request of holders of a majority in interest of the Series C Preferred on September 1, 2009.

RELATED PARTY TRANSACTIONS

         The Company incurred interest expense on its convertible debt during the three months ended September 30, 2003 and 2002 of approximately $48,000 and $87,000, respectively, and for the six months ended September 30, 2003 and 2002 in the amounts of approximately $97,000 and $177,000, respectively. This debt is held by Selway and CIP, both related parties. Selway is a related party of INSCI in that two of INSCI's five board of directors' members are affiliated with Selway. CIP is a related party of INSCI in that it is an affiliate of SCP, which is a related party of INSCI. Payments on the convertible debt during the three months and six months ended September 30, 2003 totaled $90,000 and $225,000, respectively, for principal and interest.

         The Company paid dividends in the amount of approximately $27,000 and $68,000, respectively, to shareholders of its Series B Preferred during the three months and six months ended September 30, 2003. The Series B Preferred is held by Selway and Selway Management, Inc. and CIP, all related parties. The Company accrued dividends of approximately $13,000 on its Series B Preferred for the month of September 2003, which were paid on October 1, 2003. The Company accrued dividends of $3,000 on its Series C Preferred, held by SCP, a related party, for the quarter ended September 30, 2003. Accrued dividends are included in accrued expenses as of September 30, 2003 in the accompanying consolidated financials statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                            SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         2003              2002
                                                                    ---------------- --------------

Cash paid for interest                                                   $  188          $  128
Noncash investing and financing activities:
  Common Stock issued in connection with the purchase of certain
    assets of WebWare                                                       800             -
  Capital lease obligations assumed with the purchase of certain
    assets of WebWare                                                       181             -
  Goodwill and other assets acquired in connection with the
    purchase of certain asseets of WebWare                                1,898             -
  Common Stock issued for the conversion of 8% Convertible
    Redeemable Preferred Stock                                               -              114
  Conversion of trade payable to long term debt                              -              169


STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options is equal to or greater than the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No stock options or warrants were granted to employees during the six months ended September 30, 2003 and 2002.

CONTINGENCIES

LEGAL PROCEEDINGS

         The Company is a defendant in an action commenced by one of its customers for the return of certain pre-petition payments made prior to the customer's bankruptcy petition in the amount of approximately $121,000. The Company is contesting the action and is asserting a number of affirmative defenses on its behalf. The outcome of these proceedings cannot be determined with certainty. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of management's analysis of operations for the three months ("First Quarter of Fiscal 2004") and six months ("First Half of Fiscal 2004") ended September 30, 2003 and the three months ("First Quarter of Fiscal 2003") and six months ("First Half of Fiscal 2003) ended September 30, 2002, and discussion of financial condition at September 30, 2003, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.


         INSCI is a leading provider of solutions to the enterprise content management (ECM) market. INSCI's highly scalable solutions provide storage, access and presentment for mission-critical documents, reports, statements, e-mail and high value digital assets necessary for business functions or regulatory compliance. The industry recognized highly scalable archive solution supports high volume ingestion, digital asset preservation, and on-line presentment and delivery functions via internal networks or via the World Wide Web. With the addition of web-enabled capabilities, INSCI's customers can take advantage of e-commerce to improve communication, customer satisfaction and productivity while decreasing costs. For over ten years INSCI has been recognized for its ability to capture and store high volumes of electronic information. The Company recently acquired certain assets and liabilities of WebWare, a leading provider of content management solutions for the digital asset management (DAM) market. These advanced solutions offer broad management capability for rich media content such as video, voice, audio, graphics and related media.

         INSCI was originally founded to capture and preserve high volumes of mission critical business information. The Company's product offering includes web-based presentment capabilities for documents such as bank statements, 401(k) statements, customer and vendor statements, explanation of benefits (EOB's) and transaction confirmation documents. The Company has expanded its product offerings to include e-mail archiving and notification capabilities as well as the ability to capture, store and deliver high value digital assets such as spreadsheets, word documents, presentations and schedules. This offers our customers the ability to provide increased internal communication, productivity improvements and improved customer satisfaction and communication. With the addition of the WebWare ActiveMedia(TM) product offering the Company has substantially expanded its digital archive and rich media asset management capabilities and supports business efforts such as video and voice on demand, product launches, global marketing efforts, rich asset management and brand management.

         The ESP+(TM) archive solution provides a robust platform to meet the demands of high-volume desktop and Internet-based content retrieval by thousands of users. The ESP+(TM) Solution Suite is built on a three tier scalable architecture and will support multiple platforms. Access to archived content is offered through both Windows-client and browser-based desktop solutions. Additionally, an industry-standard Java-based Application Program Interface
(API) offers seamless integration with third-party applications, such as Websites, Customer Relationship Management (CRM), service providers, and Healthcare Information Technology (HIT) providing a platform for expanded market presence.

         ActiveMedia(TM) provides a secure, central repository where rich media files such as images, documents, video, animation, voice and other formats of rich media are required to be organized and stored, and may be delivered to desktops, websites, print publications, video on demand as they are needed. The application is offered as a standard licensed application and is also available in a web based hosted environment on a subscription basis.. The flexible J2EE based design offers a scaleable three-tier architecture that takes advantage of industry standard Web Services description language and a standard operating access protocol (SOAP) application program interface (API). The advanced interoperability architecture offers substantially increased market opportunities through the seamless integration with other third party application services providers.

         Sales to end-users generally include software license, professional services and maintenance contracts. Additionally, the ActiveMedia(TM) product is offered under a web based hosting contract. ASP-enabling sales typically include recurring revenues that are transaction based. As a long-standing provider of advanced and cost-effective solutions, INSCI has licenses at more than 500 companies across a host of industries - including financial services, telecommunications, insurance, utilities, manufacturing, healthcare, media, pharmaceutical and global product marketing companies - enhancing their bottom-line performance through highly-scalable fixed content and rich media asset management and electronic presentment applications. Since the archive and presentment solution is vertically non-specific, the Company's market opportunity is broad. INSCI also markets and licenses products on an international basis through its Alliance Partners. INSCI's strategic relationships include Unisys Corporation, Xerox Corporation, EMC, PFPC and IFIN Sistemi.

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

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:



                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                           -------------       -------------
                                           2003    2002       2003    2002
                                            %       %          %        %
                                           ----    ----       ----    ----
Revenues
  Product                                   26      45         40      40
  Services                                  74      55         60      60
                                          ----    ----       ----    ----

    Total revenues                         100     100        100     100
                                          ----    ----       ----    ----
Cost of revenues
  Product                                    3       1          2       2
  Services                                  23      14         18      14
                                          ----    ----       ----    ----

    Total cost of revenues
                                            26      15         20      16
                                          ----    ----       ----    ----

Gross profit                                74      85         80      84
                                          ----    ----       ----    ----
Expenses
  Sales and marketing                       36      23         33      23
  Product development                       39      20         34      20
  General and administrative                29      22         23      23
  Non-recurring item                        21    --           10    --
                                          ----    ----       ----    ----

    Total expenses                         125      65        100      66
                                          ----    ----       ----    ----

Operating income (loss)                    (51)     20        (20)     18
Interest expense, net                       (6)     (8)        (5)     (6)
                                          ----    ----       ----    ----

Income (loss) before extraordinary item    (57)     12        (25)     12
Extraordinary item                        --         9       --         4
                                          ----    ----       ----    ----

Net income (loss)                          (57)     21        (25)     16
                                          ====    ====       ====    ====



The following tables compare total revenues for the periods indicated (in thousands):

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      2003         2002           % CHANGE
                                               ------------- -- ------------- --- -------------


Product revenues                                      $ 472          $ 1,021          (54)%
Professional services                                   174              184           (5)
Maintenance and hosting contract revenues             1,144            1,075            6
                                               -------------    -------------
      Total revenues                                $ 1,790          $ 2,280          (21)
                                               =============    =============


                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                      2003          2002        % CHANGE
                                               ------------- -------------- ---------------


Product revenues                                    $ 1,550          $ 1,814          (15)%
Professional services                                   324              556          (42)
Maintenance and hosting contract revenues             1,994            2,180           (9)
                                               -------------    -------------
      Total revenues                                $ 3,868          $ 4,550          (15)
                                               =============    =============



SECOND QUARTER OF FISCAL 2004 AS COMPARED TO SECOND QUARTER OF FISCAL 2003:

REVENUES


         Revenues for the Second Quarter of Fiscal 2004 totaled $1.8 million and decreased by $490,000 or 21% compared to revenues of $2.3 million for the Second Quarter of Fiscal 2003. The current quarter revenues include $179,000 from WCORP. Product revenues decreased by $549,000 or 54% to $472,000 in the Second Quarter of Fiscal 2004 as compared to $1.0 million in the Second Quarter of Fiscal 2003. Professional service revenues of $174,000 decreased $10,000, or 5%, in the Second Quarter of Fiscal 2004 as compared to $184,000 in the Second Quarter of Fiscal 2003. Maintenance and hosting revenues increased $69,000, or 6%, compared to the Second Quarter of Fiscal 2003. Maintenance contract revenues are earned ratably over the term of the contract commencing upon receipt of payment or when other acceptance is received. Hosting contract revenues are earned ratably over the period invoiced, typically monthly or quarterly.


         For the Second Quarter of Fiscal 2004 we received 26% of our total revenues from one customer. For the Second Quarter of Fiscal 2003 we received 29% of our total revenues from one customer.

GROSS PROFIT


         Gross profit for the Second Quarter of Fiscal 2004 was $1.3 million and decreased $611,000 or 32% compared to gross profit of $1.9 million for the prior year period. The decline in aggregate gross profit is directly related to the decline in product revenue as previously noted. Gross margin decreased to 74% for the Second Quarter of Fiscal 2004 from 85% for the prior year period. The decrease in the gross margin percentage is primarily attributable to a decrease in product sales, which contribute a higher profit margin, and $115,000 in costs attributable to WCORP at a lower profit margin.


SALES AND MARKETING

         Sales and marketing expenses for the Second Quarter of Fiscal 2004 were $638,000, an increase of $122,000 or 24% from the prior year period. The increase reflects the Company's expanded sales effort and its investments in marketing efforts to stimulate future sales. Sales and marketing expenses attributable to WCORP were $55,000.

PRODUCT DEVELOPMENT


         Product development expenses of $700,000 increased $232,000 or 50% from the Second Quarter of Fiscal 2003. The increase is reflective of the Company's increased product development efforts for additional products for the Enterprise Content Management (ECM) market. Development costs incurred by WCORP contributed $85,000, or 37% of the increase.


GENERAL AND ADMINISTRATIVE


         General and administrative expenses were $527,000 for the Second Quarter of Fiscal 2004 as compared to $497,000 for the prior year period, an increase of $30,000 or 6%. The portion of general and administrative expenses attributable to WCORP was $58,000. General and administrative expenses, exclusive of WCORP, decreased by $28,000 for the Second Quarter of Fiscal 2004 as compared to the prior year period.


NON-RECURRING ITEMS

         Non-recurring items in the Second Quarter of Fiscal 2004 total $380,000 consisting of severance, relocation and moving expenses and other charges to be incurred as part of a plan to realign the operations of the Company's newly formed subsidiary's operations.

INTEREST EXPENSE, NET

         Interest expense for the Second Quarter of Fiscal 2004 was $101,000, a decrease of $73,000 or 42% from the prior year period. The decrease was due to the lower level of borrowings in the current fiscal quarter as a portion of the convertible debt was converted to Series B Convertible Redeemable Preferred Stock as of March 31, 2003, as well as a lower interest rate on the refinanced convertible debt.

FIRST HALF OF FISCAL 2004 AS COMPARED TO FIRST HALF OF FISCAL 2003:

REVENUES


         Revenues for the First Half of Fiscal 2004 totaled $3.9 million and decreased by $682,000 or 15% compared to revenues of $4.6 million for the First Half of Fiscal 2003. Product revenues decreased by $264,000 or 15% to $1.6 million in the First Half of Fiscal 2004 as compared to $1.8 million in the First Half of Fiscal 2003. Services revenues decreased $418,000 or 15% from $2.7 million in the First Half of Fiscal 2003 as compared to $2.3 million in the First Half of Fiscal 2004. Service revenues, exclusive of contract revenues, declined $232,000 or 42% as the Company experienced a decline in large-scale conversion contracts compared to the prior year period. Maintenance revenues declined $186,000 or 9% due to timing differences related to collection and revenue recognition. Maintenance revenues are earned ratably over the term of the contract commencing upon receipt of payment or when other acceptance is received.


         For the First Half of Fiscal 2004 we received 17% and 12% of our total revenues from two of our customers. For the First Half of Fiscal 2003 we received 14% and 11% of our total revenues from two of our customers.

GROSS PROFIT

         Gross profit for the First Half of Fiscal 2004 was $3.1 million and decreased $705,000 or 19% compared to gross profit of $3.8 million for the prior year period. The decline in aggregate gross profit is directly related to the decline in revenue as previously noted. Gross margin decreased to 80% for the First Half of Fiscal 2004 from 84% for the prior year period. The decrease in the gross margin percentage is primarily a result of lower product sales which contribute a higher profit margin and the increase in cost of services as a result of the addition of the costs of the hosting center.

SALES AND MARKETING


         Sales and marketing expenses for the First Half of Fiscal 2004 were $1.3 million an increase of $268,000 or 26% from the prior year period. The increase reflects the Company's expanded sales effort and its investments in marketing efforts to stimulate future sales. Sales and marketing expenses attributable to WCORP were $55,000.


PRODUCT DEVELOPMENT


         Product development expenses increased $395,000 or 43% from the First Half of Fiscal 2003 level of $915,000 to $1.3 million in the current year period. The increase is reflective of the Company's increased product development efforts in additional products for the Enterprise Content Management
(ECM) market. The operations of WCORP contributed $85,000 for the period.


GENERAL AND ADMINISTRATIVE


         General and administrative expenses were $874,000 for the First Half of Fiscal 2004, a decrease of $160,000 or 16% from the prior year period. The operations of WCORP contributed $58,000 to General and Administrative expenses. Total expenses, exclusive of WCORP, declined by $218,000 compared to the prior period. The decrease is primarily attributable to a $180,000 reduction in the reserve for restructuring expenses accrued in Fiscal 2001.


NON-RECURRING ITEMS

         Non-recurring items in the First Half of Fiscal 2004 total $380,000 consisting of severance, relocation and moving expenses and other charges to be incurred as part of a plan to realign the operations of the Company's newly formed subsidiary's operations.

INTEREST EXPENSE, NET

         Interest expense for the First Half of Fiscal 2004 was $208,000, a decrease of $100,000 or 33% from the prior year period. The decrease was due to the lower level of borrowings in the current fiscal quarter as a portion of the convertible debt was converted to Series B Convertible Redeemable Preferred Stock as of March 31, 2003, as well as a lower interest rate on the refinanced convertible debt and receivables financing.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, the Company had $365,000 of cash and working capital deficit of $3.2 million in comparison to $679,000 of cash and working capital deficit of $5.2 million at September 30, 2002. As of March 31, 2003, the Company had $771,000 of cash and working capital deficit of $1.9 million. Accounts receivable were $1.9 million at September 30, 2003 and $2.1 million at March 31, 2003. The Company will receive an additional $2.0 million from the sale of its Series C Preferred stock to SCP pursuant to the purchase agreement. Of the additional $2.0 million, the Company received payments in the amount of $500,000 on October 6, 2003 and $500,00 on November 5, 2003. The remaining $1.0 million is due as follows: $500,000 on December 5, 2003 and $500,000 on January 5, 2004.

The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                 SIX MONTHS ENDED SEPTEMBER 30,
                                        2003          2002
                                        ----          ----
Cash provided by (used in)
  Operating activities                 $(643)        $ 247
  Investing activities                  (704)          (55)
  Financing activities                   941            75
                                       -----         -----

Net (decrease) increase in cash         (406)          267
Cash, beginning of period                771           412
                                       -----         -----

Cash, end of period                    $ 365         $ 679
                                       =====         =====


         Net cash used in operating activities was $643,000 in the First Half of Fiscal 2004 compared to net cash generated from operating activities of $247, 000 in the prior year period. The increased use of cash is due in part to the operating losses and reduced revenues.


         Net cash used in investing activities was $704,000 in the First Half of Fiscal 2004 compared to $55,000 in the prior year period. The increase in cash used primarily consists of $627,000 used for the purchase of the WebWare assets.

         Net cash generated by financing activities was $941,000 in the First Half of Fiscal 2004 compared to net cash generated by financing activities of $75,000 in the prior year period. The increase in cash provided by financing activities was due to the investment in the Company by SCP.

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

WE RECENTLY COMPLETED AN ACQUISITION OF THE ASSETS OF A COMPANY WITH A HISTORY OF OPERATING LOSSES:

         The company recently completed an acquisition of a Company with a history of operating losses and there is no assurance that the Company will be successful in reducing such losses. Such losses for the year ended December 31, 2002 were $8,796,000 and for the three months ended June 30, 2003 were $1,624,000. The extent to which such losses are not reduced would represent a business risk to the Company.

THE MARKET FOR THE ACQUIRED PRODUCTS IS NOT ASSURED.

         The market for the digital asset market (DAM) is relatively immature and characterized by evolving technology and erratic adoption rates relative to vertical markets. Competitive performance within these markets requires significant investment in product development and market awareness. There is no assurance that such investments will yield increased revenues in the immediate future.

WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO BE PROFITABLE DEPENDS ON A NUMBER OF FACTORS THAT WE MAY BE UNABLE TO CONTROL.

         We have cumulative losses since our business began in 1989 and although recently profitable, there is no guarantee we will maintain profitability. While we reported our first two consecutive profitable fiscal periods for the fiscal year ended March 31, 2002 and fiscal year ended March 31, 2003, we have reported losses of $1,022 for the current quarter ended September 30, 2003. Our prior financial performance was the result of a restructuring plan focused on a return to the core operations of the business and a reduction in expenses. There can be no assurance that the expense reductions that have been implemented are sustainable over future periods or that revenues will increase.

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

         A significant amount of our license and service revenues are derived from a limited number of customers. Such orders are typically placed within the specific financial quarter when revenue is recognized, and we expect this trend to continue. The placement of such orders is typically at the end of a fiscal quarter requiring shipment, and if a new customer, the implementation of the licensed product. The sales cycle is typically lengthy for a new licensed customer and less time for an existing customer. Revenue recognition for service contracts requires the acceptance and sign off from a customer. The amount of license product and service backlog at the end of a quarter is typically immaterial. We also experience variations in product demand due to customer budgetary constraints that may be imposed within a fiscal year. As a consequence, the Company experiences difficulty in forecasting license and service revenues within any period.

         The Company distributes products through Alliance Partners. Changes in the market strategy, product offering, financial condition, material changes in the sales distribution strategy, availability of hardware or software products, product defects and material changes in customer support may affect product orders and revenues in any period(s).

         License revenue gross margins are substantially higher than other revenue sources. The percentage of license revenues to the overall revenues in a fiscal period may materially change the overall gross margins and profitability for any period. Variations in expense levels compared to other periods may result in changes in operating income within a fiscal period.

REQUIREMENT TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK OR, IN THE ALTERNATIVE, FOR THE BOARD TO RESOLVE A REVERSE SPLIT OF COMMON STOCK AS PER SHAREHOLDER AUTHORIZATION.

         We do not have a sufficient number of authorized shares of common stock in the authorized but unissued number of shares of common stock as provided for in our Certificate of Incorporation. As a result of the recent completion of the investment in Series C preferred stock by SCP, an additional amount of shares of common stock are required due to the conversion rights afforded to Series C preferred stockholders to convert the preferred stock to common stock, as well as for prospective dividends to be paid in Series C shares of preferred stock to be converted into common stock. We have obtained a waiver from SCP with respect to the exercise of their right to convert their Series C shares into shares of common stock in our Company until such time as our Board of Directors determines to resolve a reverse split shares of outstanding common stock in accordance with a prior shareholder approved resolution of between 1 to 1 up to 25 to 1 or, in the alternative, to obtain shareholder approval to amend the Certificate of Incorporation to increase the issued and outstanding shares of common stock in order to permit the issuance by the Company of shares of common stock as per the conversion and dividend rights granted to Series C preferred stockholders.

ACQUISITION OF CERTAIN ASSETS OF WEBWARE CORPORATION

         On September 5, 2003, we reported that we purchased certain assets of WebWare Corporation ("WebWare") from Diablo Management Group, as assignee for the benefit of creditors of WebWare Corporation. The acquisition, which included the ActiveMedia(TM) products, was for cash and stock, for the assets, which now enables us to offer our customers a digital asset management (DAM) application for integrating rich media content, such as images, video, audio, graphics and on-demand features into content management systems, web publishing systems, and e-commerce portals.

         Our entering into this new area of business requires additional working capital and management expertise, and we will be competing with companies with far greater resources and staff, so that there is no assurance that we will be successful in reversing the losses sustained by the former WebWare business.

BECAUSE WE HAVE EXPERIENCED LOSSES WE MAY NEED ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR BUSINESS PLAN.

          We believe that we may need additional financing to operate our business and implement our business plan. As of September 30, 2003 we had $365,000 of cash and working capital deficit of $3.2 million in comparison to $679,000 of cash and working capital of $5.2 million as of September 30, 2002. There can be no assurances, however, that we will be successful in obtaining funds from any such sources. If we issue equity securities, this may result in dilution to our stockholders. If additional funds are not available, we will be required to modify execution of our business plan.

         The WCORP business model utilizes a hosting service as a material component of its sales and service product offering. INSCI plans to incorporate such offering internally to further reduce the costs of such service. The consolidation will require substantial initial cash outlays to fund the implementation of such offering. There can be no assurance that service to the WCORP customer base will be impacted to the extent that the cash requirements will exceed that of management estimates.

PRODUCT REVENUE CONCENTRATION.

         The Company generates a substantial portion of license revenues and services from the ESP+ archive solution. We expect that this trend will continue and any changes to this assumption such as general economic, technology based and competition may have a material adverse effect on the revenues and operating results of the Company. We do not expect that there will be a substantial change in revenue until the WebWare products contribute to our revenue growth.

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

OUR BUSINESS GREATLY DEPENDS ON INDIRECT SALES.

         We depend upon introductions to potential customers by companies with which we maintain strategic alliances for a significant percentage of our sales. Although we have written agreements with UNISYS, Xerox Corporation, PFPC and other value added resellers; the agreements do not require customer introductions or provide for minimum required purchases of our products. If any of the companies with which we maintain strategic alliances decides not to refer potential customers to us, our sales may be reduced and operating losses increased. In addition, there is no assurance that we will be able to maintain our strategic alliances on current terms.

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

RAPID TECHNOLOGY CHANGES IN OUR INDUSTRY MAY ADVERSELY AFFECT OUR BUSINESS.

         Our business is subject to technological advances and possible product obsolescence. The market for our products is characterized by rapidly changing technology, intense competition, technological complexity and evolving industry standards. We must insure that our products are compatible with those products offered by third-party vendors, including server platforms for our software and various storage devices and platforms. We have no contracts with third-party vendors; therefore there is no assurance that we will be able to make our software products compatible with new products that are introduced by others. Our WebWare suite of products is subject to continued technological evolution and adoption which requires a continued investment by our Company to remain competitive.

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

BECAUSE OF THE HIGH COST, WE LACK PRODUCT LIABILITY INSURANCE.

         We develop, market, install and service electronic information and document management systems, which now include the WebWare product line. Failure of our products may result in a claim against us. Because of the high cost of product liability insurance, we do not maintain insurance to protect against claims associated with the use of our products. Any claim against us may result in costs to us in defending litigation. Further, any claim may require management's time and the use of our resources.

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

THE BOARD OF DIRECTORS OWNS A LARGE PERCENTAGE OF OUR COMMON STOCK AND CAN INFLUENCE MATTERS REQUIRING THE VOTE OF SHAREHOLDERS.

         On September 30, 2003, our directors and officers beneficially owned, as defined by the SEC Rules, approximately 116.0 million shares of common stock, representing 70.7% of the outstanding common stock. Holders of Series A (if convertible debt is converted in Series A Preferred), B and C preferred stock can vote on an as if converted basis and can therefore obtain shareholder approval or ratification of shareholder resolutions. Based on their ownership, our directors and officers have the ability to influence matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of our company and the sale of all or substantially all of our assets. Their voting power also may discourage or prevent any proposed takeover.

LIQUIDITY.

         Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "INSS". As of Sept 30, 2003 we have 59,923,340 shares outstanding. Selway and CIP hold 123,344 shares of Series B Convertible Redeemable Preferred Stock, which, as of September 30, 2003, was convertible into 59,488,507 shares of the Company's Common Stock. The number of shares is based on a formula that includes additional shares in the event that certain convertible securities are converted. Selway and CIP also hold $1.9 million of convertible debt, which if converted, would be convertible into 17,038,397 shares of the Company's Common Stock. As of September 30, 2003, SCP holds 515,570 shares of Series C Convertible Preferred Stock, which is convertible into 10,311,400 shares of the Company's Common Stock. Pursuant to stock purchase agreement between INSCI and SCP, SCP will purchase an additional 1,031,140 shares of Series C Preferred, which will be convertible into 20,622,800 shares of the Company's Common Stock. The average trading volume for the 30-day trading period ended November 5, 2003 is 113,500.

THE POTENTIAL ISSUANCE OF ADDITIONAL SHARES OF SERIES C OR OTHER CLASSES OF PREFERRED STOCK MAY NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND SHAREHOLDER RIGHTS.

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

BECAUSE OF CERTAIN PROVISIONS IN OUR BY-LAWS, AND THE ISSUED AND OUTSTANDING SHARES OF SERIES B AND SERIES C PREFERRED STOCK, CHANGE IN CONTROL MAY BE DIFFICULT.

         Our by-laws and the Delaware General Corporation Law contain provisions including a shareholders rights plan that may make a change in control more difficult or delay attempts by others to obtain control of us, even when this may be in the interests of stockholders. The Delaware General Corporation Law also imposes conditions on certain business combinations with "interested stockholders", as defined by Delaware law. Under certain agreements with key personnel, we also have provided stock options in the event of a change of control and a termination of those employment agreements without cause. Additionally, we have provided that if a change of control occurs, certain directors will receive immediate vesting of stock options granted under our 1992 Directors Option Plan. Change of control shall occur, in this instance, if a majority of the directors elected at any Annual Meeting are persons other than those nominated by management in the proxy statement distributed for such Annual Meeting. Additionally, Series A, Series B and Series C preferred stock have certain restrictive rights with respect to the issuance of other classes of preferred stock as well as liquidation preferences which can inhibit a change of control.

DIVIDENDS ON OUR COMMON STOCK ARE NOT LIKELY.

         We do not anticipate paying any cash dividends on our common stock. We intend to keep future earnings, if any, to finance the operation and expansion of our business.

WE MAY BE REQUIRED TO PAY DIVIDENDS ON OUR SERIES B AND SERIES C PREFERRED STOCK IN SHARES OF SERIES C PREFERRED STOCK.

         While we may pay cash dividends on our Series B and Series C preferred stock, it is unlikely that we will do so at this time, and will pay dividends in shares of Series C stock, which, if converted into shares of the Company's common stock will result in dilution to our common stockholders.

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         The Company is a defendant in an action commenced on May 16, 2003 by Lason, Inc. ("Lason") in the United States Bankruptcy Court for the District of Delaware. The Lason action is seeking the return of certain pre-petition payments made prior to the bankruptcy petition of Lason in the amount of approximately $121,000. The Company is contesting the action and has asserted a number of affirmative defenses to the action.

ITEM 2.       CHANGE IN SECURITIES

         On April 4, 2003, the Company completed two (2) Amendments to refinancing transactions. The first refinancing was with Selway Partners LLC ("Selway") and CIP Capital LP ("CIP") of a November 28, 2000 financing transaction. The second refinancing was for a separate refinancing for a June 21, 2001 financing transaction with Selway. The two Amendments were made as of November 30, 2002.

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

         The Company also amended its June 21, 2001 financing arrangement with Selway which provides that Selway has the right to convert issued and outstanding Convertible Debentures in the aggregate sum of $575,000, issued to Selway as a part of the June 21, 2001 transaction convertible into Series B Preferred Stock, which is ultimately convertible into Common Stock of the Company. Additionally, the Company had also issued to Selway Management, Inc. ("Selway Management") debentures in payment of management consulting fees, as per its Consulting Agreement with Selway Management in the sum of $460,000. The Company also entered into Amendment No. 2 to the Selway Management Agreement.

         The Convertible Debentures issued to Selway Management provided for the right of Selway Management to convert the Debentures into Series B Convertible Preferred Stock, which is ultimately convertible into Common Stock. Series B Convertible Stock has an annual dividend of 13%. Selway advised the Company that it assigned the sum of $193,230.33 in Convertible Debentures to CIP. Selway and CIP disclaim any affiliation with respect to their respective interest in the Convertible Debentures issued by the Company.

         On April 3, 2003, Selway, Selway Management and CIP converted their respective Convertible Debentures in the aggregate amount of $1,035,000 into the aggregate of 123,344 shares of Series B Convertible Stock as follows: Selway converted the sum of $381,769.67 of Convertible Debentures into 49,073 shares of Series B Preferred Stock; Selway Management converted the sum of $460,000 into 51,013 Convertible Debentures; and CIP converted the sum of $193,230.33 of Convertible Debentures into 23,258 Series B Convertible Preferred Stock. Shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock of the Company.

         The 173,077 previously issued stock warrants to purchase Series A Preferred Stock issued to Selway Partners, LLC were extended to November 30, 2007, as well as the 173,077 warrants to purchase Series A Preferred stock issued to CIP Capital, L.P. Additionally, the 57,692 warrants to purchase Series A Preferred Stock issued to Selway Partners, LLC and CIP Capital, L.P. were extended to January 30, 2008, and the 200,000 warrants previously issued to Selway Management, Inc. were extended to November 30, 2008.

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

         The Registrant (the "Company"), on September 5, 2003, entered into an agreement with SCP Private Equity Partners II, LP ("SCP"), a private equity fund, as of September 4, 2003, wherein SCP agreed to purchase, 1,546,711 shares of Series C Convertible Preferred Stock in the Company at $1.9396 per share (the "Series C Preferred Stock") for the sum of $3,000,000.

         The 1,546,711 shares of Series C Preferred Stock are convertible into 30,934,422 shares of common stock, or approximately 58.6% of the issued and outstanding shares of common stock of the Company.

         SCP purchased 515,571 shares of Series C Preferred Stock on closing for the sum of $1,000,000. Of the 515,571 shares of Series C Preferred Stock, 309,342 shares of Series C Preferred Stock (20% of the total shares) were held in escrow until such time as the Company amends its agreements with Selway Partners LLC ("Selway") and CIP Capital LP ("CIP") with respect to the rights associated with the Company's Series A and Series B convertible preferred stock. Selway is an affiliate of SCP in that SCP is the majority shareholder of Selway. As a part of the Purchase Agreement for the Series C Preferred Stock, Selway and CIP agreed to negotiate with the Company to modify certain provisions of the Series A and Series B convertible preferred stock within sixty (60) days from the date of the initial sale of the Series C Preferred Stock to SCP. The Company intends to enter into a modification agreement with Selway and CIP to amend certain provisions of the Series A and Series B preferred stock.

         SCP agreed to pay the purchase price on the balance of $2,000,000 as follows:
     o   $500,000 - 257,785 shares 30 days from closing
     o   $500,000 - 257,785 shares 60 days from closing
     o   $500,000 - 257,785 shares 90 days from closing
     o   $500,000 - 257,785 shares 120 days from closing

         As a result of its purchase of Series C Preferred Stock, and SCP's affiliate relationship with Selway, SCP is deemed the beneficial owner of 720,855 shares of Series A preferred stock (issuable upon the conversion of the Company's convertible debt), 100,086 shares of Series B preferred stock 230,769 warrants to purchase shares of Series A preferred stock and 1,068,896 shares of common stock of the Company which aggregate to 57.5% of the issued and outstanding common stock of the Company on a fully diluted basis. In accordance with the terms of the Series C Preferred Stock Purchase Agreement, the Company has filed a Certificate of Designation setting forth the rights and preferences for the Series C Preferred Stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This item is not applicable.

ITEM 5.       OTHER INFORMATION

         This item is not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

            Exhibit 10.76 Series C Convertible Preferred Stock Purchase Agreement dated as of September 4, 2003

            Exhibit 10.77 Asset Purchase Agreement by and between the Diablo Management Group as Assignee for the Benefit of Creditors of WebWare Corporation and WCORP, Inc. dated as of September 4, 2003

            Exhibit 10.78    Note Purchase Agreement dated as of
                             September 4, 2003

(B)      REPORTS ON FORM 8-K.

                  A Current Report of Form 8-K was filed by the Company on September 19, 2003 dated September 5, 2003, which reported a change in control pursuant to the completion of a stock purchase agreement with SCP Private Equity Partners II, LP ("SCP"), a private equity fund, as of September 4, 2003, wherein SCP agreed to purchase, 1,546,711 shares of Series C Convertible Preferred Stock in the Company at $1.9396 per share (the "Series C Preferred Stock") for the sum of $3,000,000. The 1,546,711 shares of Series C Preferred Stock are convertible into 30,934,422 shares of common stock, or approximately 58.6% of the current issued and outstanding shares of common stock of the Company.

                  A Current Report of Form 8-K was filed by the Company on September 19, 2003 dated September 5, 2003, which reported the acquisition by WCORP, Inc., the Company's wholly owned subsidiary, of certain assets of WebWare Corporation from Diablo Management Group, as assignee for the benefit of creditors. The Company's subsidiary acquired the assets and assumed certain liabilities of WebWare Corporation for a total consideration of $1,300,000 paid as follows: cash of $500,000 and an aggregate of 7,162,041 shares of the Company's restricted common stock valued at $800,000. Of the 7,162,041 shares, 4,476,276 shares of common stock of the Company were paid by the Assignee to SCP Private Equity Partners II, LP ("SCP"), a secured creditor of WebWare Corporation. It is anticipated that the balance of 2,685,765 shares of common stock are to be distributed to the unsecured creditors by the Assignee, and to the Assignee for its expenses.




                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INSCI CORP.

Date:  November 13, 2003           By: /S/ HENRY F. NELSON
                                       ----------------------------------
                                       Henry F. Nelson
                                       Chief Executive Officer, President and
                                       Chief Financial Officer