Form 10QSB/A
period 2003-09-30
INSCI CORP
filed 2003-12-03
CIK 878612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                              FORM 10-QSB/A (NO.1)

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2003

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934
      For the Transition period from                    to
                                     ------------------    --------------------

                         Commission file number: 1-12966

                                   INSCI CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      06-1302773
-------------------------------------          -----------------------------
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

Transitional Small Business Disclosure Format (check one)
Yes  ___   No X
              -

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

              Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
















                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INSCI CORP.

Date:  December 3, 2003              By: /s/ HENRY F. NELSON
                                         ---------------------------------------
                                         Henry F. Nelson
                                         Chief Executive Officer, President and
                                         Chief Financial Officer