Form 10QSB
period 2003-12-31
INSCI CORP
filed 2004-02-13
CIK 878612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 For the quarterly period ended: December 31, 2003

[  ]     Transition report pursuant to Section 13 or 15d of the Securities
         Exchange Act of 1934

         For the Transition period from                    to
                                        ------------------    ------------------

                         Commission file number: 1-12966

                                   INSCI CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  06-1302773
------------------------------------         ---------------------------------
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

Yes   X     No  __
     ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING FEBRUARY 10, 2004
-------------------                            -----------------------------
Common Stock, par value $.10                            5,992,287

Transitional Small Business Disclosure Format (check one)
Yes  ___   No X
              -

                                   INSCI CORP.

                                      INDEX


                                                                          PAGE
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet as of December 31, 2003                          3

Consolidated Statements of Operations for the Three Months and
     Nine Months Ended December 31, 2003 and 2002                           5

Consolidated Statements of Stockholders' Deficit for the
     Nine Months Ended December 31, 2003                                    6

Consolidated Statements of Cash Flows for the Nine Months
     Ended December 31, 2003 and 2002                                       7

Notes to Consolidated Financial Statements                                  8

Item 2.   Management's Discussion and Analysis or Plan of Operation        16

Item 3.   Controls and Procedures                                          27


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                27

Item 2.   Change in Securities                                             28

Item 3.   Defaults Upon Senior Securities                                  29

Item 4.   Submission of Matters to a Vote of Security Holders              30

Item 5.   Other Information                                                30

Item 6.   Exhibits and Reports on Form 8-K                                 30

Signature                                                                  31

Certification pursuant to 18 U.S.C. Section 1350 as adopted
  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                32


Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002                            33



                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                     ASSETS

Current assets:
    Cash                                                                  $1,214
    Accounts receivable, net of allowance for
        doubtful accounts of $10                                           1,550
    Prepaid expenses and other current assets                                425
                                                                          ------

          Total current assets
                                                                           3,189

Property and equipment, net                                                  984
Goodwill                                                                   1,174
Other assets                                                                 141
                                                                          ------

                                                                          $5,488
                                                                          ======












              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.




                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                   $    612
    Accrued expenses                                                      1,254
    Advances against receivables sold with recourse                         682
    Deferred revenue                                                      2,191
    Convertible debt, current portion                                       647
    Capital leases, current portion                                          88
                                                                       --------

          Total current liabilities                                       5,474
                                                                       --------

Long term liabilities:
    Long term convertible debt, net of current portion                    1,118
    Capital leases, net of current portion                                   61
                                                                       --------

          Total long term liabilities                                     1,179
                                                                       --------

Commitments and contingencies

          Total liabilities                                               6,653
                                                                       --------

Stockholders' deficit:
    Series A Convertible Preferred Stock, $.01 par value,
      authorized 2,500 shares: issued none                                 --
    Series B Convertible Preferred Stock, $.01 par value,
      authorized  4,317 shares: issued and outstanding 123                    1
    Series C Convertible Preferred Stock, $.01 par value,
      authorized 3,183 shares: issued and outstanding 1,804                  18
    8% Convertible Redeemable Preferred Stock, $.01 par value,
      originally authorized 3,192 shares: issued and outstanding 74           1
    Common stock, $.10 par value, authorized 185,000 shares:
      issued and outstanding 5,992                                          599
    Additional paid-in capital                                           52,548
    Accumulated deficit                                                 (54,332)
                                                                       --------

          Total stockholders' deficit                                    (1,165)
                                                                       --------

                                                                       $  5,488
                                                                       ========






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.





                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED) (in thousands,
                            except per share amounts)

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 DECEMBER 31,           DECEMBER 31,
                                             2003         2002        2003        2002
                                           --------    --------    --------    --------
Revenue
  Product                                  $    603    $  1,191    $  2,153    $  3,005
  Services                                    1,626       1,340       3,944       4,076
                                           --------    --------    --------    --------

    Total revenue                             2,229       2,531       6,097       7,081
                                           --------    --------    --------    --------

Cost of revenue
  Product                                        34          24         115         111
  Services                                      743         290       1,428         946
                                           --------    --------    --------    --------

    Total cost of revenue                       777         314       1,543       1,057
                                           --------    --------    --------    --------

Gross profit                                  1,452       2,217       4,554       6,024
                                           --------    --------    --------    --------

Expenses
  Sales and marketing                           873         575       2,167       1,601
  Product development                           958         514       2,268       1,429
  General and administrative                    775         527       1,649       1,561
  Non-recurring items                          --          --           380        --
                                           --------    --------    --------    --------


                                              2,606       1,616       6,464       4,591
                                           --------    --------    --------    --------

Operating income (loss)                      (1,154)        601      (1,910)      1,433

Interest expense, net                          (130)       (155)       (338)       (463)
                                           --------    --------    --------    --------

Income (loss) before extraordinary item      (1,284)        446      (2,248)        970

Extraordinary item - Gain from
  extinguishment of certain debt               --          --          --           192
                                           --------    --------    --------    --------

Net income (loss)                          $ (1,284)   $    446    $ (2,248)   $  1,162
                                           ========    ========    ========    ========

Basic earnings (loss) per common share
 Income (loss) before extraordinary item   $ (0.228)   $  0.085    $ (0.433)   $  0.184
 Extraordinary item                           0.000       0.000       0.000       0.035
                                           --------    --------    --------    --------

  Total                                    $ (0.228)   $  0.085    $ (0.433)   $  0.219
                                           ========    ========    ========    ========

Diluted earnings (loss) per common share
 Income (loss) before extraordinary item   $ (0.228)   $  0.047    $ (0.433)   $  0.109
 Extraordinary item                           0.000       0.000       0.000       0.019
                                           --------    --------    --------    --------

  Total                                    $ (0.228)   $  0.047    $ (0.433)   $  0.128
                                           ========    ========    ========    ========

Weighted average shares outstanding:
  Basic                                       5,992       5,276       5,583       5,276
                                           ========    ========    ========    ========

  Diluted                                     5,992      10,293       5,583       9,915
                                           ========    ========    ========    ========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.




                                   INSCI CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                 (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                                Additional    Accum-
                                       Preferred Stock          Common Stock      Paid-in     ulated
                                     Shares      Amount      Shares     Amount    Capital    Deficit      Total
                                     ------      ------      ------     ------    -------    -------      -----

BALANCE, MARCH 31, 2003                 197    $      2       5,276   $    527   $ 48,338   $(51,917)   $ (3,050)
  Issuance of Series C preferred
    shares                            1,804          18        --         --        3,482       --         3,500
  Issuance of common shares for
    purchase of net assets of
    WebWare Corporation                --          --           716         72        728       --           800
  Series B preferred dividend          --          --          --         --         --         (123)       (123)
  Series C preferred dividend          --          --          --         --         --          (44)        (44)
  Net (loss)                           --          --          --         --         --       (2,248)     (2,248)

                                   --------    --------    --------   --------   --------   --------    --------

BALANCE, DECEMBER 31, 2003            2,001    $     20       5,992   $    599   $ 52,548   $(54,332)   $ (1,165)
                                   ========    ========    ========   ========   ========   ========    ========


















              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.




                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                              2003        2002
                                                            -------     -------

Cash flows from operating activities:
  Net income (loss)                                         $(2,248)    $ 1,162
  Reconciliation of net income (loss) to
    net cash (used in) provided by
    operating activities:
    Depreciation and amortization                               152         123
    Non-cash restructuring and other charges                   (180)       --
    Convertible debentures issued for services                 --           130
    Gain from extinguishment of certain debt                   --          (192)
    Changes in assets and liabilities:
      Accounts receivable                                       780        (601)
      Prepaid expenses and other current assets                  (6)        (77)
      Other assets                                               31           3
      Accounts payable and accrued expenses                    (153)       (173)
      Deferred revenue                                          (15)        440
                                                            -------     -------

Net cash (used in) provided by operating activities          (1,639)        815
                                                            -------     -------

Cash flows from investing activities:
  Purchase of net assets of WebWare Corporation                (627)       --
  Capital expenditures                                         (207)        (76)
                                                            -------     -------

Net cash used in investing activities                          (834)        (76)
                                                            -------     -------

Cash flows from financing activities:
  Proceeds from issuance of Series C preferred stock          3,500        --
  Repayments on long term convertible debt                     (252)       --
  Repayments on long term debt                                 --           (14)
  Repayments on capital leases                                  (33)       --
  Repayments on short term debt                                --          (304)
  Net advances (repayments) from sale of receivables           (176)        775
  Series B preferred dividends paid                            (123)       --
                                                            -------     -------

Net cash provided by financing activities                     2,916         457
                                                            -------     -------

Net increase in cash                                            443       1,196
Cash, beginning of period                                       771         412
                                                            -------     -------

Cash, end of period                                         $ 1,214     $ 1,608
                                                            =======     =======






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial statements included in this report have been prepared by INSCI Corp., (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003. The results of the three months and nine months ended December 31, 2003 may not be indicative of the results that may be expected for the year ending March 31, 2004.

         INSCI Corp., formerly known as insci-statements.com, corp. ("INSCI") develops and markets certain software and services for the enterprise content management (ECM) market. The Company's products are distributed on an international basis.

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position of the Company as of December 31, 2003 and the results of operations for the three and nine months ended December 31, 2003 and 2002 and cash flows for the nine months ended December 31, 2003.

         The accompanying consolidated financial statements for the three months and nine months ended December 31, 2003 and 2002 include the operations of INSCI and its wholly-owned subsidiaries, WCORP, Inc. ("WCORP") and Lognet 2000, Inc. ("Lognet"). WCORP was established August 26, 2003 to acquire certain assets and liabilities of WebWare Corporation ("WebWare"). WCORP acquired certain assets and assumed certain liabilities of WebWare on September 5, 2003; and as such the financial results of the Company include the results of WCORP from September 5, 2003 forward. Additional subsidiaries of the Company are InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC") and INSCI (UK) Limited, all of which are no longer active. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised FASB Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN No. 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the application of consolidation policies to variable interest entities and thus, improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

         In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. Subsequently, FASB Staff Position 150-3 indefinitely deferred certain classification and measurement requirements of SFAS No. 150. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing instruments for the first interim period beginning after June 15, 2003. The adoption of SFAS No.150 had no effect on the Company's financial position, results of operations, or cash flows.

ACQUISITION

         On September 5, 2003, the Company's wholly owned subsidiary, WCORP, acquired certain assets and assumed certain liabilities of WebWare Corporation ("WebWare") from Diablo Management Group, as assignee for the benefit of creditors of WebWare. The total purchase price was $1.3 million. Additionally, the Company incurred closing costs of $127,000. The Company paid cash of $500,000 and issued 716,204 shares of its common stock valued at $800,000. The Company has granted registration rights for these shares, which are subject to a lock up agreement. This transaction has been accounted for as a purchase and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The allocation of the purchase price is preliminary and subject to revision, which is not expected to be material, based on the fair value of net assets acquired.

The components of the purchase price and allocation are as follows (in thousands):

PURCHASE PRICE:
      Cash                                                                $  500
      716,204 shares of INSCI common stock                                   800
      Acquisition costs                                                      127
                                                                          ------

           Total consideration plus acquisition costs                     $1,427
                                                                          ======

ALLOCATION OF PURCHASE PRICE:
      Fair value of assets acquired, net of $739
          in liabilities assumed                                          $  253
      Purchase price in excess of fair value
          of net assets acquired allocated to goodwill                     1,174
                                                                          ------

           Total                                                          $1,427
                                                                          ======

         Goodwill, in accordance with SFAS No. 142, will be tested for impairment annually and whenever there is an impairment indicator.

         Unaudited proforma operating results for the nine months ended December 31, 2003 and 2002 for the Company, assuming the purchase of the assets of WebWare occurred on March 31, 2002, are as follows (in thousands):

                                                         NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                        2003            2002


Revenue                                               $  6,686        $  7,336
Income (loss) from continuing operations                (4,531)         (3,005)
Basic and diluted loss per share from continuing
  operations                                            (0.812)         (0.570)

STOCKHOLDERS' DEFICIT

         There were 185,000,000 shares of common stock with a par value of $.01 authorized and 59,923,340 shares issued and outstanding at December 31, 2003. On January 2, 2004, the Company effected a 1:10 reverse stock split resulting in a nine-tenths reduction in the number of shares issued. After the reverse stock split there were 5,992,287 shares of common stock outstanding with a par value of $.10. The number of authorized shares of common stock was not affected. All share and per share references for all periods presented have been restated to reflect the reverse stock split.

PAGE>


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

         For the three months and nine months ended December 31, 2003, approximately 10.7 million and 8.3 million, respectively, of shares from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect. Additionally, for the three months and nine months ended December 31, 2003, approximately 200,000 shares from stock options and warrants were excluded because their exercise price exceeded market value. For the three months and nine months ended December 31, 2002, approximately 700,000 shares from stock options, warrants and convertible securities were excluded because their exercise price exceeded market value.

The income (loss) used in determining basic and
  diluted earnings per shares consisted of the          THREE MONTHS ENDED     NINE MONTHS ENDED
  following:                                               DECEMBER 31,           DECEMBER 31,
                                                         2003       2002        2003       2002
                                                        -------    -------    -------    -------
BASIC
  Net income (loss)                                     $(1,284)   $   446    $(2,248)   $ 1,162
  Preferred Stock dividend                                  (83)      --         (167)      --
                                                        -------    -------    -------    -------

                                                        $(1,367)   $   446    $(2,415)   $ 1,162
                                                        =======    =======    =======    =======

DILUTED
  Net income (loss)                                     $(1,284)   $   446    $(2,248)   $ 1,162
  Interest expense for Convertible debt with Series B
    Convertible Redeemable Preferred Stock                 --           33       --          114
  Preferred Stock dividend                                  (83)      --         (167)      --
                                                        -------    -------    -------    -------

                                                        $(1,367)   $   479    $(2,415)   $ 1,276
                                                        =======    =======    =======    =======

A reconciliation from the number of shares used in the
  basic earnings (loss) per share computation to the
  number of shares used in the diluted earnings (loss)   THREE MONTHS ENDED     NINE MONTHS ENDED
  per share computation is as follows:                       DECEMBER 31,         DECEMBER 31,
                                                          2003       2002       2003       2002
                                                         ------     ------     ------     ------
Weighted average shares of common stock
  outstanding during the period - Basic                   5,992      5,276      5,583      5,276
  8% Convertible Redeemable Preferred Stock                --          142       --          142
  Convertible debt with Series B Convertible
    Redeemable Preferred Stock                             --        4,875       --        4,497
                                                         ------     ------     ------     ------

                                                          5,992     10,293      5,583      9,915
                                                         ======     ======     ======     ======

MAJOR CUSTOMERS

         For the nine months ended December 31, 2003, sales to two customers accounted for approximately 17% and 11% of total revenue and accounted for 11% and 12%, respectively, of the Company's accounts receivable at December 31, 2003. For the three months ended December 31, 2003, sales to one customer represented approximately 15% of total revenue.

SEGMENT INFORMATION

         The Company operates as a single reportable segment as a developer and distributor of software solutions for the enterprise content management (ECM) market.

Revenue was derived from customers in the following geographic areas (in thousands)

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                       DECEMBER 31,              DECEMBER 31,
                                    2003         2002         2003         2002
                                    ----         ----         ----         ----

North America                      $1,921       $1,906       $5,301       $6,018
Europe                                190          335          421          583
Other                                 118          290          375          480
                                   ------       ------       ------       ------

                                   $2,229       $2,531       $6,097       $7,081
                                   ======       ======       ======       ======

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

CONVERTIBLE DEBT

         The Series A Debentures bear an interest rate of 10% per annum with principal and interest payments of $45,000 per month, $65,000 per month and $80,000 per month in each successive twelve month period commencing December 1, 2002 and a final payment of approximately $308,000 due December 1, 2005. The Series A Debentures are secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and accrued interest on Convertible Debentures is payable by redemption at the option of the investors at any time after March 31, 2004. As of December 31, 2003, the Convertible Debt is convertible into Series A Convertible Redeemable Preferred Stock (the "Series A Preferred"), which is in turn convertible into 1,604,858 shares of the Company's Common Stock at a price of $1.10 per share. This financing may result in dilution to INSCI's stockholders.

Long-term convertible debt as of December 31, 2003 is as follows (in thousands):

Series A Convertible Debentures                             $1,765
Less: current portion                                          647
                                                         ----------

                                                            $1,118
                                                         ==========

Future payments required under the terms of the long-term convertible debt are as follows (in thousands):

YEAR ENDING MARCH 31,
2004                                                        $ 152
2005                                                          708
2006                                                          905
                                                         ---------

                                                           $1,765
                                                         =========

SERIES C CONVERTIBLE PREFERRED STOCK

         On December 31, 2003, the Company entered into an agreement with CSSMK, LLC ("CSSMK"), an entity which is majority owned by Henry F. Nelson, the Company's President and Chief Executive Officer, wherein CSSMK purchased 257,785 shares of Series C Convertible Preferred Stock ("Series C Preferred") for the sum of $500,000 or $1.9396 per share. The 257,785 shares of Series C Preferred are convertible on a 2:1 basis into 515,570 shares of common stock at the option of the holder. In connection with this agreement, CSSMK entered in to a Stockholder's Agreement with SCP Private Equity Partners II, LP ("SCP"). (See Related Party Transactions)

         On September 5, 2003, the Company and SCP, a private equity fund, entered into an agreement wherein SCP agreed to purchase 1,546,711 shares of Series C Preferred in the Company at a price of $1.9396 per share for a total of $3 million. SCP purchased 515,571 shares on closing for the sum of $1 million. As of December 31, 2003, the Company had received the balance of $2 million from SCP and had issued 1,031,140 shares of its Series C Preferred to SCP. The 1,546,711 shares of Series C Preferred are convertible on a 2:1 basis into 3,093,422 shares of common stock at the option of the holder. This conversion may result in dilution to INSCI's stockholders.

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

         In the event of any liquidation, whether voluntary of involuntary, before any distribution or payment shall be made to any holders of any junior stock, the holders of Series C Preferred shall be entitled to be paid out of the assets of the Company an amount per share equal to the greater of (a) 200% of the Series C original issue price plus an amount equal to all accrued and unpaid dividends or (b) the price per share a holder of Series C Preferred would have been entitled to receive had all shares of outstanding preferred stock been converted into common stock immediately preceding such liquidation. The Series C Preferred provides for anti-dilution protection. All outstanding shares of Series C Preferred may be redeemed, out of legally available funds, at the request of holders of a majority in interest of the Series C Preferred on September 1, 2009.

         As a part of the investment agreement with SCP for the purchase of the Series C Preferred, the Company amended its agreements with Selway Partners LLC ("Selway") and CIP Capital LP ("CIP") with respect to the rights associated with the Company's Series A and Series B convertible preferred stock. Selway is an affiliate of SCP in that SCP is the majority shareholder of Selway and CIP is an affiliate of SCP in that Mr. Winston Churchill is a managing partner in both.

SERIES B CONVERTIBLE PREFERRED STOCK

         On December 8, 2003, the Company filed an Amended and Restated Certificate of Designation of the Preferred Stock in connection with the designation of the rights and preferences for the Series B Convertible Preferred Stock ("Series B Preferred"), which modified and clarified the rights and preferences of the Company's Series B Preferred.

         Series B Preferred is convertible on a 70:1 basis. As of December 31, 2003, the Company has issued 123,344 shares of its Series B Preferred, which is convertible into 8,634,080 shares of the Company's common stock. This modifies the earlier designations in which Series B Preferred was convertible as follows:
(i) such number of shares of common stock as represents the "Current Value Percentage" (as defined) of total issued and outstanding common stock as of the date of conversion, plus (ii) such additional shares of common stock issuable after the date of conversion as may be necessary to maintain such Current Value Percentage upon the conversion or exercise of other convertible instruments.

         Series B Preferred provides for annual cumulative dividends at 1.915% of the original issue price of $67.886 per share, payable monthly in cash or in additional shares of Series C Preferred at the holder's option.

         Holders of shares of Series B Preferred shall be entitled to vote equally with the shares of the Company's common stock and not as a separate class, at any annual or special meeting of stockholders of the Company on the following basis: each holder of shares of Series B Preferred shall be entitled to such number of votes as shall be equal to the number of shares of Common Stock into which the holder's Series B Preferred shares would convert immediately after the close of business on the record date fixed for such meeting. In addition, the holders of shares of Series B Preferred shall be entitled as a separate single class to elect two members to the Board at each election of directors.

         In the event of any liquidation, whether voluntary of involuntary, before any distribution or payment shall be made to any holders of any junior stock, the holders of Series B Preferred shall be entitled to be paid out of the assets of the Company an amount per share equal to the greater of (a) 51.6% of the Series B original issue price, which is equivalent to 350% of the original investment, plus an amount equal to all accrued and unpaid dividends or (b) the price per share a holder of Series B Preferred would have been entitled to receive had all shares of outstanding preferred stock been converted into common stock immediately preceding such liquidation. The Series B Preferred provides for anti-dilution protection. All outstanding shares of Series B Preferred may be redeemed, out of legally available funds, at the request of holders of at least 25% of the Series B Preferred on March 31, 2006.

SERIES A CONVERTIBLE PREFERRED STOCK

         On December 8, 2003, the Company filed an Amended and Restated Certificate of Designation of the Preferred Stock in connection with the designation of the rights and preferences for the Series A Convertible Preferred Stock ("Series A Preferred"), which clarified the rights and preferences of the Company's Series A Preferred.

         The Company has not issued any shares of Series A Preferred. Series A Preferred, when issued, would be convertible into common stock on a 1.181818:1 basis. Series A Preferred provides for annual cumulative dividends at an annual floating rate equal to prime plus 2.5% of the original issue price of $1.30 per share, payable at the end of each fiscal quarter in shares of Series A Preferred.

         Holders of shares of Series A Preferred shall be entitled to vote equally with the shares of the Company's common stock and not as a separate class, at any annual or special meeting of stockholders of the Company on the following basis: each holder of shares of Series A Preferred shall be entitled to such number of votes as shall be equal to the number of shares of Common Stock into which the holder's Series A Preferred shares would convert immediately after the close of business on the record date fixed for such meeting. In addition, the holders of shares of Series A Preferred shall be entitled as a separate single class to elect three members to the Board at each election of directors.

         In the event of any liquidation, whether voluntary of involuntary, before any distribution or payment shall be made to any holders of any junior stock, the holders of Series A Preferred shall be entitled to be paid out of the assets of the Company an amount per share equal to the greater of (a) the Series A original issue price plus an amount equal to all accrued and unpaid dividends or (b) the price per share a holder of Series A Preferred would have been entitled to receive had all shares of outstanding preferred stock been converted into common stock immediately preceding such liquidation. The Series A Preferred provides for anti-dilution protection. All outstanding shares of Series A Preferred may be redeemed, out of legally available funds, at the request of holders of a at least 25% of the Series A Preferred on a date that is five years following the Company's first issuance of Series A Preferred Stock.

RELATED PARTY TRANSACTIONS

         Pursuant to the purchase by CSSMK of 257,785 shares of Series C Preferred Stock for the sum of $500,000, CSSMK entered into a Stockholders Agreement with SCP, wherein the transfer and assignment of its Series C Preferred Stock is restricted pursuant to the terms of the Stockholders Agreement, which also grants SCP rights of first refusal and certain voting rights. CSSMK may be deemed an affiliate of SCP as a result of the agreement entered into by and between CSSMK and SCP whereby CSSMK agrees to vote in accordance with SCP on certain matters as stated in the agreement. Henry F. Nelson, Chief Executive Officer and President of the Company, is a majority owner of CSSMK.

         The Company incurred interest expense on its convertible debt during the three months ended December 31, 2003 and 2002 of approximately $45,000 and $94,000, respectively, and for the nine months ended December 31, 2003 and 2002 in the amounts of approximately $143,000 and $271,000, respectively. This debt is held by Selway and CIP, both related parties. Selway is a related party of INSCI in that two of INSCI's five board of directors' members are affiliated with Selway. CIP is a related party of INSCI in that it is an affiliate of SCP, which is a related party of INSCI. Payments on the convertible debt during the three months and nine months ended December 31, 2003 totaled $155,000 and $380,000, respectively, for principal and interest.

         The Company paid dividends in the amount of approximately $54,000 and $122,000, respectively, to shareholders of its Series B Preferred during the three months and nine months ended December 31, 2003. The Series B Preferred is held by Selway and Selway Management, Inc. and CIP, all related parties. The Company accrued dividends of $44,000 on its Series C Preferred, held by SCP and CSSMK, related parties, for the period ended December 31, 2003. Accrued dividends are included under the caption of accrued expenses as of December 31, 2003 in the accompanying consolidated balance sheet.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                            2003          2002
                                                           -------------------

Cash paid for interest                                     $  330       $  168
Noncash investing and financing activities:
  Common Stock issued in connection with
    the purchase of certain assets of WebWare                 800          --
  Capital lease obligations assumed with the
    purchase of certain assets of WebWare                     181          --
  Goodwill and other assets acquired in
    connection with the purchase of certain
    assets of WebWare                                       1,898          --
  Common Stock issued for the conversion
    of 8% Convertible
    Redeemable Preferred Stock                                 --          114
  Conversion of trade payable to long term debt                --          169

STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options is equal to or greater than the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No stock options or warrants were granted to employees during the nine months ended December 31, 2003 and 2002.

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

EMPLOYMENT AGREEMENTS

         On December 31, 2003, effective as of April 1, 2003, the Company entered into an Amended and Restated Employment Agreement with Henry F. Nelson for a period of three years. The Employment Agreement provides for a base salary of $350,000 per annum and an annual bonus equal to 10% of the Company's operating income for each fiscal year, as reported in its annual audited financial statements, subject to adjustment for any non-recurring items as determined by the Compensation Committee. The Company's Compensation Committee and its Board of Directors approved the Employment Agreement.

         Additionally, the Company further agreed, subject to stockholders approval to increase the number of shares reserved under the Company's 1997 Equity Incentive Plan to 3,000,000 shares of common stock, to grant stock options to Mr. Nelson in the form of three successive grants aggregating 1,469,378 pre-split shares of the Company's Common Stock at an exercise price of $1.00 per share as follows: (i) 489,793 shares fully vested on the date of the grant;(ii) an option to purchase 489,792 shares, of which 163,264 shares shall vest on each successive anniversary of the date of the grant for three years; and (iii) an option to purchase 489,793 shares of Common Stock which shall become fully vested upon the date the Common Stock has averaged a price of at least $3.00 per share for any 60 consecutive day period as quoted in the Over the Counter market.

LEASE COMMITMENTS

         On October 30, 2003, the Company entered into an operating lease for office space, which expires in April 2011. The lease provides for base rent, as well as a proportionate share of increases in real estate taxes and operating expenses over base period amounts. The minimum monthly payments under the operating lease commence as of February 2005. The Company will relocate to this office space before March 31, 2004. Rent is expensed on a straight-line basis over the term of the operating lease.

Minimum payments for the leased property for subsequent years are as follows (in thousands):

YEAR ENDING MARCH 31,
2004                                              $       --
2005                                                      64
2006                                                     413
2007                                                     441
2008                                                     441
2009                                                     441
2010                                                     468
2011                                                     496
2012                                                      41
                                                 ------------

                                                      $2,805
                                                 ============

Minimum payments for subsequent years under the operating lease for its currently occupied office space, which expires September 30, 2004, are as follows (in thousands):

YEAR ENDING MARCH 31,
2004                             $    127
2005                                  254
                                 --------
                                 $    381
                                 ========

The Company sublets portions of its office space under sublease arrangements, which expire September 30, 2004.

Minimum future sublease income for subsequent years is as follows (in thousands):

YEAR ENDING MARCH 31,
2004                       $      39
2005                              78
                           ---------
                           $     117
                           =========

NON-RECURRING ITEMS

         For the nine months ended December 31, 2003, non-recurring charges totaling $380,000 have been charged to operating results. These charges, consisting primarily of severance, relocation and moving expenses, will be incurred as part of a plan to realign the operations of the Company's newly formed subsidiary's operations.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of management's analysis of operations for the three months ("Third Quarter of Fiscal 2004") and nine months ("First Three Quarters of Fiscal 2004") ended December 31, 2003 and the three months ("Third Quarter of Fiscal 2003") and nine months ("First Three Quarters of Fiscal 2003) ended December 31, 2002, and discussion of financial condition at December 31, 2003, should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

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

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                                   THREE MONTHS    NINE MONTHS
                                                      ENDED           ENDED
                                                   DECEMBER 31,     DECEMBER 31,
                                                   2003    2002    2003    2002
                                                     %       %       %       %
Revenues
  Product                                            27      47      35      42
  Services                                           73      53      65      58
                                                   ----    ----    ----    ----

    Total revenues                                  100     100     100     100
                                                   ----    ----    ----    ----
Cost of revenues
  Product                                             2       1       2       2
  Services                                           33      11      23      13
                                                   ----    ----    ----    ----

    Total cost of revenues                           35      12      25      15
                                                   ----    ----    ----    ----

Gross profit                                         65      88      75      85
                                                   ----    ----    ----    ----
Expenses
  Sales and marketing                                39      23      36      23
  Product development                                43      20      37      20
  General and administrative                         35      21      27      22
  Non-recurring item                               --      --         6    --
                                                   ----    ----    ----    ----

    Total expenses                                  117      64     106      65
                                                   ----    ----    ----    ----

Operating income (loss)                             (52)     24     (31)     20
Interest expense, net                                (6)     (6)     (6)     (7)
                                                   ----    ----    ----    ----

Income (loss) before extraordinary item             (58)     18     (37)     13
Extraordinary item                                 --      --      --         3
                                                   ----    ----    ----    ----

Net income (loss)                                   (58)     18     (37)     16
                                                   ====    ====    ====    ====




The following tables compare total revenues for the periods indicated (in thousands):

                                                    THREE MONTHS ENDED DECEMBER 31,
                                                    2003       2002           % CHANGE
                                                 -------------------------------------

Product revenues                                    $ 603        $ 1,191        (49)%
Professional services                                 346            318          9
Maintenance and hosting contract revenues           1,280          1,022         25
                                                 ---------    -----------

      Total revenues                              $ 2,229        $ 2,531        (12)
                                                 =========    ===========


                                                     NINE MONTHS ENDED DECEMBER 31,
                                                    2003         2002        % CHANGE
                                                 -------------------------------------

Product revenues                                  $ 2,153          $ 3,005      (28)%
Professional services                                 670              874      (23)
Maintenance and hosting contract revenues           3,274            3,202        2
                                                 ---------    -------------

      Total revenues                              $ 6,097          $ 7,081      (14)
                                                 =========    =============


THIRD QUARTER OF FISCAL 2004 AS COMPARED TO THIRD QUARTER OF FISCAL 2003:

REVENUES

         Revenues for the Third Quarter of Fiscal 2004 totaled $2.2 million and decreased by $302,000 or 12% compared to revenues of $2.5 million for the Third Quarter of Fiscal 2003. The current quarter revenues include $556,000 from WCORP. Product revenues decreased by $588,000 or 49% to $603,000 in the Third Quarter of Fiscal 2004 as compared to $1.2 million in the Third Quarter of Fiscal 2003. Professional service revenues of $346,000 increased $28,000, or 9%, in the Third Quarter of Fiscal 2004 as compared to $318,000 in the Third Quarter of Fiscal 2003. Maintenance and hosting revenues increased $258,000, or 25%, compared to the Third Quarter of Fiscal 2003. Maintenance contract revenues are earned ratably over the term of the contract commencing upon receipt of payment or when other acceptance is received. Hosting contract revenues are earned ratably over the period invoiced, typically monthly or quarterly.

         For the Third Quarter of Fiscal 2004 we received 15% of our total revenues from one customer. For the Third Quarter of Fiscal 2003 we received 27% and 11% of our total revenues from two customers.

GROSS PROFIT

         Gross profit for the Third Quarter of Fiscal 2004 was $1.5 million and decreased $765,000 or 35% compared to gross profit of $2.2 million for the prior year period. The decline in aggregate gross profit is related to the decline in product revenue as previously noted and the costs associated with the hosting center. Gross margin decreased to 65% for the Third Quarter of Fiscal 2004 from 88% for the prior year period. The decrease in the gross margin percentage is primarily attributable to a decrease in product sales, which contribute a higher profit margin, and $446,000 in costs attributable to WCORP. The hosting center operates at a lower gross margin percentage.

SALES AND MARKETING

         Sales and marketing expenses for the Third Quarter of Fiscal 2004 were $873,000, an increase of $298,000 or 52% from the prior year period. The increase reflects sales and marketing expenses attributable to WCORP of $273,000.

PRODUCT DEVELOPMENT

         Product development expenses of $958,000 increased $444,000 or 86% from the Third Quarter of Fiscal 2003. Development costs incurred by WCORP contributed $357,000, or 80% of the increase. The increase is also reflective of the Company's increased product development efforts for additional products for the Enterprise Content Management (ECM) market.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $775,000 for the Third Quarter of Fiscal 2004 as compared to $527,000 for the prior year period, an increase of $248,000 or 47%. The portion of general and administrative expenses attributable to WCORP was $227,000. General and administrative expenses, exclusive of WCORP, increased by $21,000 for the Third Quarter of Fiscal 2004 as compared to the prior year period.

INTEREST EXPENSE, NET

         Interest expense for the Third Quarter of Fiscal 2004 was $130,000, a decrease of $25,000 or 16% from the prior year period. The decrease was due to the lower level of borrowings in the current fiscal quarter as a portion of the convertible debt was converted to Series B Convertible Redeemable Preferred Stock as of March 31, 2003, as well as a lower interest rate on the refinanced convertible debt.

FIRST THREE QUARTERS OF FISCAL 2004 AS COMPARED TO FIRST THREE QUARTERS OF FISCAL 2003:

REVENUES

         Revenues for the First Three Quarters of Fiscal 2004 totaled $6.1 million and decreased by $984,000 or 14% compared to revenues of $7.1 million for the First Three Quarters of Fiscal 2003. Product revenues decreased by $852,000 or 28% to $2.2 million in the First Three Quarters of Fiscal 2004 as compared to $3.0 million in the First Three Quarters of Fiscal 2003. Services revenues decreased $132,000 or 3% from $4.1 million in the First Three Quarters of Fiscal 2003 as compared to $3.9 million in the First Three Quarters of Fiscal 2004. Service revenues, exclusive of contract revenues, declined $204,000 or 23% as the Company experienced a decline in large-scale conversion contracts compared to the prior year period. Maintenance and hosting revenues increased $72,000 or 2% due to the inclusion of WCORP revenue totaling $265,000, offset by timing differences related to collection and revenue recognition. Maintenance revenues are earned ratably over the term of the contract commencing upon receipt of payment or when other acceptance is received. Hosting contract revenues are earned ratably over the period invoiced, typically monthly or quarterly.

         For the First Three Quarters of Fiscal 2004 we received 17% and 11% of our total revenues from two of our customers. For the First Three Quarters of Fiscal 2003 we received 17%, 11% and 10% of our total revenues from three of our customers.

GROSS PROFIT

         Gross profit for the First Three Quarters of Fiscal 2004 was $4.6 million and decreased $1.5 million or 24% compared to gross profit of $6.0 million for the prior year period. The decline in aggregate gross profit is related to the decline in revenue as previously noted and the inclusion of costs associated with WCORP. Gross margin decreased to 75% for the First Three Quarters of Fiscal 2004 from 85% for the prior year period. The decrease in the gross margin percentage is primarily a result of lower product sales, which contribute a higher profit margin, and the increase in cost of services as a result of the addition of the costs of the hosting center, which operates at a lower profit margin.

SALES AND MARKETING

         Sales and marketing expenses for the First Three Quarters of Fiscal 2004 were $2.2 million, an increase of $566,000 or 35% from the prior year period. The increase reflects the Company's expanded sales effort and its investments in marketing efforts to stimulate future sales as well as the inclusion of sales and marketing expenses attributable to WCORP of $328,000.

PRODUCT DEVELOPMENT

         Product development expenses increased $839,000 or 59% from the First Three Quarters of Fiscal 2003 level of $1.4 million to $2.3 million in the current year period. The increase is reflective of the Company's increased product development efforts in additional products for the Enterprise Content Management (ECM) market and the establishment of a formalized quality assurance department. The operations of WCORP contributed $443,000 for the period.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1.6 million for the First Three Quarters of Fiscal 2004, an increase of $88,000 or 6% from the prior year period. The operations of WCORP contributed $285,000 to General and Administrative expenses. Total expenses, exclusive of WCORP, declined by $197,000 compared to the prior period. The decrease is primarily attributable to a $180,000 reduction in the reserve for restructuring expenses accrued in Fiscal 2001.

NON-RECURRING ITEMS

         Non-recurring items in the First Three Quarters of Fiscal 2004 total $380,000 consisting of severance, relocation and moving expenses and other charges to be incurred as part of a plan to realign the operations of the Company's newly formed subsidiary's operations.

INTEREST EXPENSE, NET

         Interest expense for the First Three Quarters of Fiscal 2004 was $338,000, a decrease of $125,000 or 27% from the prior year period. The decrease was due to the lower level of borrowings in the current fiscal quarter as a portion of the convertible debt was converted to Series B Convertible Redeemable Preferred Stock as of March 31, 2003, as well as a lower interest rate on the refinanced convertible debt and receivables financing.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, the Company had $1.2 million of cash and working capital deficit of $2.3 million in comparison to $1.6 million of cash and working capital deficit of $4.8 million at December 31, 2002. As of March 31, 2003, the Company had $771,000 of cash and working capital deficit of $1.9 million. Accounts receivable were $1.5 million at December 31, 2003 and $2.1 million at March 31, 2003. For the period ended December 31, 2003, the days sales outstanding (DSO) was 63 days compared to 88 days for the quarter ended March 31, 2003 and 66 days for the prior year period.

The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                                           NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                         2003            2002
                                                         ----            ----
Cash provided by (used in)
  Operating activities                                 $(1,639)         $   815
  Investing activities                                    (834)             (76)
  Financing activities                                   2,916              457
                                                       -------          -------

Net increase in cash                                       443            1,196
Cash, beginning of period                                  771              412
                                                       -------          -------

Cash, end of period                                    $ 1,214          $ 1,608
                                                       =======          =======

         Net cash used in operating activities was $1.6 in the First Three Quarters of Fiscal 2004 compared to net cash generated from operating activities of $815,000 in the prior year period. The increased use of cash is primarily due to the increase in operating expenses and reduced revenues.

         Net cash used in investing activities was $834,000 in the First Three Quarters of Fiscal 2004 compared to $76,000 in the prior year period. The increase in cash used primarily consists of $627,000 used for the purchase of the WebWare assets.

         Net cash generated by financing activities was $2.9 million in the First Three Quarters of Fiscal 2004 compared to net cash generated by financing activities of $457,000 in the prior year period. The increase in cash provided by financing activities was due to investments in the Company's Series C Preferred Stock.

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

WE RECENTLY COMPLETED AN ACQUISITION OF THE ASSETS OF A COMPANY WITH A HISTORY OF OPERATING LOSSES:

         The company recently completed an acquisition of the assets of a company with a history of operating losses and there is no assurance that the Company will be successful in reducing such losses. Such losses for the year ended December 31, 2002 were $8,796,000 and for the three months ended June 30, 2003 were $1,624,000. The extent to which such losses are not reduced would represent a significant business risk to the Company.

THE MARKET FOR THE ACQUIRED PRODUCTS IS NOT ASSURED.

         The market for the digital asset market (DAM) is relatively limited at the current time and characterized by evolving technology and erratic adoption rates relative to vertical markets. Competitive performance within these markets requires significant investment in product development and market awareness. There is no assurance that such investments will yield increased revenues in the immediate future.

WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO BE PROFITABLE DEPENDS ON A NUMBER OF FACTORS THAT WE MAY BE UNABLE TO CONTROL.

         We have cumulative losses since our business began in 1989 and although recently profitable, there is no guarantee we will maintain profitability. While we reported our first two consecutive profitable fiscal periods for the fiscal year ended March 31, 2002 and fiscal year ended March 31, 2003, we have reported losses of $1,284 for the current quarter ended December 31, 2003. Our prior financial performance was the result of a restructuring plan focused on a return to the core operations of the business and a reduction in expenses. There can be no assurance that the expense reductions that have been implemented are sustainable over future periods or that revenues will increase.

OUR QUARTERLY OPERATING RESULTS MAY EXPERIENCE VARIABILITY

         Our quarterly sales and operating results have varied significantly and may vary in the future as a result of several factors such as:

    o    Size and timing of software license orders
    o    Completion of backlog orders
    o    Acceptance and sign off of service contracts
    o    Market acceptance of existing products
    o    Expansion of market demand for rich media based products and services
    o    Seasonality
    o    Customer budgetary constraints and timelines
    o    Availability of embedded third party products or tool sets
    o    Availability of Alliance Partner products
    o    Financial condition of Alliance Partners
    o    Variations of Alliance Partner strategy
    o    Product introduction and acceptance
    o    Competitive pricing
    o    License revenues as a percentage of revenues
    o    Changes in product distribution channels
    o    Changes in sales force
    o    Variations in expense levels
    o    Change of business strategy
    o    Competition
    o    International exchange rates
    o    Changes in accounting pronouncements

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

BECAUSE WE HAVE EXPERIENCED LOSSES WE MAY NEED ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR BUSINESS PLAN.

          We believe that we may need additional financing to operate our business and implement our business plan. As of December 31, 2003 we had $1.2 million of cash and working capital deficit of $2.3 million in comparison to $1.6 million of cash and working capital of $4.8 million as of December 31, 2002. There can be no assurances, however, that we will be successful in obtaining funds from any such sources. If we issue equity securities, this will result in dilution to our stockholders. If additional funds are not available, we will be required to modify execution of our business plan.

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

         The accessibility of the Internet has expanded over the last several years. Technology enhancements and improvements have accelerated the availability of Internet access. To the extent that continued developments in communications, communication standards, availability and accessibility do not continue to expand, the rate of adoption may decline. Additionally, the corporate expansion of the Internet as a commercial communications platform typically requires a capital expenditure and support infrastructure. To the extent that corporate capital expenditures decline or funding for Internet based programs are reduced, the accessibility and necessary supporting infrastructure may reduce the adoption and performance on the Internet.

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

THE BOARD OF DIRECTORS OWNS A LARGE PERCENTAGE OF OUR COMMON STOCK AND CAN INFLUENCE MATTERS REQUIRING THE VOTE OF SHAREHOLDERS.

         On December 31, 2003, our directors and officers beneficially owned, as defined by the SEC Rules, approximately 16.0 million shares of common stock, representing 75.9% of the outstanding common stock. Holders of Series A (if convertible debt is converted in Series A Preferred), B and C preferred stock can vote on an as if converted basis and can therefore obtain shareholder approval or ratification of shareholder resolutions. Based on their ownership, our directors and officers have the ability to direct matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of our company and the sale of all or substantially all of our assets. Their voting power also may discourage or prevent any proposed takeover, or control whether a potential purchaser acquires the Company.

LIQUIDITY.

         Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "INCC". As of December 31, 2003 we have 5,992,287 shares outstanding. Selway and CIP hold 123,344 shares of Series B Convertible Redeemable Preferred Stock, which, as of December 31, 2003, was convertible into 8,634,080 shares of the Company's Common Stock. Selway and CIP also hold $1.8 million of convertible debt, which if converted, would be convertible into 1,604,858 shares of the Company's Common Stock. As of December 31, 2003, SCP holds 1,546,711 shares of Series C Convertible Preferred Stock and CSSMK holds 257,785 shares of Series C Convertible Preferred Stock, which is convertible into 3,608,992 shares of the Company's Common Stock. The average trading volume for the 30-day trading period ended January 26, 2004 is 7,500.

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

WE MAY BE REQUIRED TO PAY DIVIDENDS ON OUR SERIES B AND SERIES C PREFERRED STOCK IN SHARES OF SERIES C PREFERRED STOCK.

         We currently pay cash dividends on our Series B preferred stock. Dividends on the Series B preferred stock are payable in cash or shares of Series C preferred stock, at the option of the holder. While we may pay cash dividends on our Series C preferred stock, it is unlikely that we will do so at this time, and will pay dividends in shares of Series C stock, which, if converted into shares of the Company's common stock will result in further dilution to our common stockholders.

A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK AFTER THE 1:10
REVERSE STOCK SPLIT MAY RESULT IN A GREATER PERCENTAGE DECLINE THAN WOULD HAVE OCCURRED IN THE ABSENCE OF A REVERSE STOCK SPLIT, AND THE LIQUIDITY OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED FOLLOWING THE REVERSE STOCK SPLIT.

         We have experienced a decline in the market price of our common stock following the effective date of the 1:10 reverse stock split. If the market price of our common stock continues to decline following the split, the percentage decline may be greater than would have occurred in the absence of a reverse stock split. The market price of our common stock will also, however, be based on our performance and other factors, which are unrelated to the number of shares outstanding. Furthermore, although it does not appear to have done so at this time, the reduced number of shares outstanding after the reverse stock split could adversely affect the future liquidity of our common stock.

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

         With respect to the Selway-CIP November 28, 2000 financing transaction, the Company agreed that it would repay to Selway-CIP the balance of principal and interest of $2,505,000. On January 17, 2003, the Company paid approximately $305,000 toward the outstanding interest due to Selway-CIP, resulting in the balance due of $2,200,000, which will be paid in 36 monthly installments with interest of 10% per annum. The Selway-CIP refinancing agreement further provided for an extension of one year for the optional redemption of Selway-CIP to demand repayment of the principal and interest due on all of the outstanding Convertible Debentures. The Convertible Debentures are convertible into Series A Preferred Stock of the Company and ultimately into Common Stock. Series A Preferred Stock has a dividend of 2.5% plus prime per annum. In accordance with the terms of the Amendment, the conversion price for the Convertible Debentures convertible to Series A Preferred Stock and ultimately to Common Stock was repriced from $6.50 per share to $1.10 per share.

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

         The 173,077 previously issued stock warrants to purchase Series A Preferred Stock issued to Selway Partners, LLC were extended to November 30, 2007, as well as the 173,077 warrants to purchase Series A Preferred stock issued to CIP Capital, L.P. Additionally, the 57,692 warrants to purchase Series A Preferred Stock issued to Selway Partners, LLC and CIP Capital, L.P. were extended to January 30, 2008, and the 20,000 warrants to purchase common stock which were previously issued to Selway Management, Inc. were extended to November 30, 2008.

         The Company amended its Certificate of Incorporation on March 31, 2003 with respect to the Series A and Series B Preferred Stock, in that the Series A Preferred Stock conversion into Common Stock was reduced from $6.50 per share to $1.10 per share, and the Series B Preferred Stock authorization was increased from 100,000 shares of Series B Preferred Stock to 200,000 shares of Series B Preferred Stock.

         The Registrant (the "Company"), on September 5, 2003, entered into an agreement with SCP Private Equity Partners II, LP ("SCP"), a private equity fund, as of September 4, 2003, wherein SCP agreed to purchase, 1,546,711 shares of Series C Convertible Preferred Stock in the Company at $1.9396 per share (the "Series C Preferred Stock") for the sum of $3,000,000.

         The 1,546,711 shares of Series C Preferred Stock are convertible into 3,093,442 shares of common stock, or approximately 51.6% of the issued and outstanding shares of common stock of the Company.

         SCP purchased 515,571 shares of Series C Preferred Stock on closing for the sum of $1,000,000. Thereafter, SCP purchased the balance of 1,031,140 shares of Series C Preferred Stock for the aggregate sum of $2,000,000. As a part of the Purchase Agreement for the Series C Preferred Stock, Selway and CIP agreed to negotiate with the Company to modify certain provisions of the Series A and Series B convertible preferred stock. Selway is an affiliate of SCP in that SCP is the majority shareholder of Selway and CIP is an affiliate of SCP in that Mr. Winston Churchill is a managing partner in both.

         As a result of its purchase of Series C Preferred Stock and SCP's affiliate relationships with Selway and CIP, SCP is deemed the beneficial owner of 1,357,957 shares of Series A preferred stock (issuable upon the conversion of the Company's convertible debt), 123,344 shares of Series B preferred stock, 1,546,711 shares of Series C preferred stock, 461,538 warrants to purchase shares of Series A preferred stock and 596,520 shares of common stock of the Company which aggregate to 70.8% of the issued and outstanding common stock of the Company on a fully diluted basis. In accordance with the terms of the Series C Preferred Stock Purchase Agreement, the Company has filed a Certificate of Designation setting forth the rights and preferences for the Series C Preferred Stock.

         The Company has entered into a modification agreement with Selway and CIP to amend certain provisions of the Series A and Series B preferred stock pursuant to the Purchase Agreement for the Series C Preferred Stock. The Company amended its Certificate of Incorporation on December 8, 2003 with respect to the Series B Preferred Stock, in that the Series B Preferred Stock conversion into Common Stock was amended to convert on a 70:1 basis, replacing the following conversions formula: (i) such number of shares of common stock as represents the "Current Value Percentage" (as defined) of total issued and outstanding common stock as of the date of conversion, plus (ii) such additional shares of common stock issuable after the date of conversion as may be necessary to maintain such Current Value Percentage upon the conversion or exercise of other convertible instruments. Additionally, the Series A, Series B and Series C Preferred Stock authorizations were amended to 2,500,000 shares, 4,317,040 shares and 3,182,960 shares, respectively from 4,307,693 shares, 200,000 shares and 2,300,000 shares, respectively.

         On December 22, 2003 the Company filed an amendment to the Company's Certificate of Incorporation to implement a reverse stock split of the outstanding shares of the Company's common stock at a ratio of 1:10 pursuant to prior shareholder approval. The 1:10 reverse stock split was effective as of January 2, 2004. There were 185,000,000 shares of common stock with a par value of $.01 authorized and 59,923,340 shares issued and outstanding at December 31, 2003. On January 2, 2004, the 1:10 reverse stock split resulted in a nine-tenths reduction in the number of shares issued. After the reverse stock split there were 5,992,287 shares of common stock outstanding with a par value of $.10. The reverse split will not affect the Company's authorized shares of common and preferred stock.

         On December 31, 2003, the Company entered into an agreement with CSSMK, LLC ("CSSMK"), an entity which is majority owned by Henry F. Nelson, the Company's President and Chief Executive Officer, wherein CSSMK purchased 257,785 shares of Series C Convertible Preferred Stock ("Series C Preferred") for the sum of $500,000 or $1.9396 per share. The 257,785 shares of Series C Preferred are convertible on a 2:1 basis into 515,570 shares of common stock at the option of the holder.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 29, 2004, INSCI Corp held its Annual Meeting of Shareholders, and the shareholders resolved the following:

(1) Election of Yaron I. Eitan, Henry F. Nelson, Francis X. Murphy, Derek Dunaway, Mitchell Klein, Amit Avnet, Steven Morgenthal, Adi Raviv, George Calhoun and Thomas G. Rebar to serve as directors until the next annual meeting.
(2) Appointment of Goldstein and Morris Certified Public Accountants as the independent public accountants for the Company's fiscal year ended March 31, 2003.
(3) Ratification of the Board of Directors resolution to increase the authorized number of stock options under the Company's 1997 Equity Incentive Plan to 3,000,000 shares.

ITEM 5.       OTHER INFORMATION

         On January 2, 2004, the Company effected a 1:10 reverse stock split resulting in a nine-tenths reduction in the number of shares issued. The Company's common stock is trading on the Over-the-Counter Bulletin Board ("OCTBB") under its new trading symbol "INCC" as of January 14, 2004. There were 185,000,000 shares of common stock with a par value of $.01 authorized and 59,923,340 shares issued and outstanding at December 31, 2003. After the reverse stock split there were 5,992,287 shares of common stock outstanding with a par value of $.10. The number of authorized shares of common stock was not affected. All share and per share references for all periods presented have been restated to reflect the reverse stock split.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

            Exhibit 3.9           Copy of the form of Amendment of Certificate
                                  of Incorporation
            Exhibit 10.79         Copy of Amended and Restated Certificate
                                  of Designation of the Series A, Series B and
                                  Series C Preferred Stock
            Exhibit 10.80         Copy of Amendment No. 1 to the Series C
                                  Convertible Preferred Stock Purchase
                                  Agreement
            Exhibit 10.81         Copy of Stockholders Agreement
            Exhibit 10.82         Copy of Employment Agreement
            Exhibit 31.1 *        Certification pursuant to 18 U.S.C. Section
                                  1350 as adopted pursuant to Section
                                  302 of the Sarbanes-Oxley Act of 2002
            Exhibit 32.1 *        Certification pursuant to 18 U.S.C. Section
                                  1350 as adopted pursuant to Section
                                  906 of the Sarbanes-Oxley Act of 2002

Unless otherwise noted, the exhibit is incorporated by reference to the Company's Current Reports on Form 8-K filed January 13, 2004 and dated December 31, 2003.

* Annexed hereto

(B)      REPORTS ON FORM 8-K

                  A Current Report of Form 8-K/A was filed by the Company on November 19, 2003 dated September 5, 2003, amending the Current Report on Form 8-K filed by the Company on September 19, 2003 dated September 5, 2003, which reported the acquisition by WCORP, Inc., the Company's wholly owned subsidiary, of certain assets of WebWare Corporation from Diablo Management Group, as assignee for the benefit of creditors. The Company amended its Form 8-K to report the financial statements of the business acquired.

                  A Current Report of Form 8-K was filed by the Company on January 13, 2004 dated January 2, 2004, which reported the 1:10 reverse stock split effective on January 2, 2004. The Company filed an amendment to its Certificate of Incorporation to implement the reverse stock split of the outstanding shares of the Company's common stock at a ratio of 1:10. The Company's authorized shares of common and preferred stock will not be affected by the reverse split.

                  A Current Report on Form 8-K was filed by the Company on January 13, 2004 dated December 31, 2003, which reported an agreement with CSSMK, LLC ("CSSMK"), an entity which is majority owned by Henry
         F. Nelson, the Company's President and Chief Executive Officer, to purchase 257,785 shares of Series C Preferred Stock for the sum of $500,000 or $1.9396 per share. Additionally, CSSMK also entered into a Stockholders Agreement with SCP, wherein the transfer and assignment of its Series C Preferred Stock is restricted pursuant to the terms of the Stockholders Agreement, which also grants SCP rights of first refusal and certain voting rights. The Company also reported, on December 31, 2003, effective as of April 1, 2003, it entered into an Employment Agreement with Henry F. Nelson for a period of three years.





                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INSCI CORP.

Date:  February 12, 2004           By: /S/ HENRY F. NELSON
                                       ----------------------------------------
                                       Henry F. Nelson
                                       Chief Executive Officer, President and
                                       Chief Financial Officer