Form 10KSB
period 2004-03-31
INSCI CORP
filed 2004-07-14
CIK 878612

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:                                COMMISSION FILE NUMBER
    MARCH 31, 2004                                                1-12966
================================================================================
                                   INSCI CORP.
================================================================================
               (Exact name of registrant specified in its charter)

                      ONE RESEARCH DRIVE, SUITE 200B,
  DELAWARE                    WESTBOROUGH, MA                    06-1302773
  ---------           --------------------------------           ----------
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

                          COMMON STOCK, $.10 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes      X        No
     -----------      --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Revenues for the fiscal year ended March 31, 2004 were $8,829,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the Common Stock on June 23, 2004, as reported by OTCBB, was approximately $3.1 million. As of June 23, 2004, registrant had outstanding 5,992,287 shares of Common Stock.


================================================================================

                                   INSCI CORP.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                      INDEX

PART I                                                                      PAGE

Item 1.       Description of Business......................................... 3

Item 2.       Description of Property.........................................13

Item 3.       Legal Proceedings...............................................13

Item 4.       Submission of Matters to a Vote of Security Holders.............13

PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters...........................................14

Item 6.       Management's Discussion and Analysis or Plan of Operations......15

Item 7.       Financial Statements............................................25

Item 8.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosures.........................................25

Item 8A       Controls and Procedures.........................................25

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(A) of the Exchange Act.............26

Item 10.      Executive Compensation..........................................26

Item 11.      Security Ownership of Certain Beneficial Owners and Management..26

Item 12.      Certain Relationships and Related Transactions..................26

Item 13.      Exhibits and Reports on Form 8-K................................26

Item 14.      Principal Accountant Fees and Services..........................27

SIGNATURES    ................................................................28

EXHIBIT INDEX ................................................................31

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

ITEM 1.           DESCRIPTION OF BUSINESS

OVERVIEW

         INSCI Corp. ("INSCI" or the "Company") (OTCBB: INCC) is a leading provider of integrated enterprise content management (ECM) solutions. INSCI's proven technology provides a solid foundation for managing the full spectrum of enterprise content, from documents to e-mail, graphics to video. By bringing digital assets and business content together through a unified Web services platform, INSCI readily enables content use in e-commerce, customer service, brand management, and regulatory compliance initiatives. INSCI was incorporated in Delaware in December 1989 and is headquartered in Westborough, Massachusetts. The mailing address for INSCI's headquarters is One Research Drive, Suite 200B, Westborough MA 01581 and its telephone number is 508-870-4000. INSCI can also be reached at its Web site HTTP://WWW.INSCI.COM.

         INSCI's highly scalable solutions provide storage, access and presentment for mission-critical documents, reports, statements, e-mail and high value digital assets necessary for business functions or regulatory compliance. The industry recognized highly scalable archive solution supports high volume ingestion, digital asset preservation, and on-line presentment and delivery functions via internal networks or via the World Wide Web. INSCI's web-based capabilities enable e-commerce solutions to improve communication, customer satisfaction and productivity while decreasing costs. Since 1989, INSCI has delivered innovative, scalable technology for the long-term preservation and presentment of high-volume electronic documents, reports, and images.


         In September 2003, INSCI acquired certain assets of WebWare(R) Corporation ("WebWare"), a leading provider of software and services in the digital asset management (DAM) segment of the ECM market. As a result of the acquisition, INSCI assumed ownership of the WebWare product line. WebWare's ActiveMedia(TM) broadens our content management capabilities with advanced functionality for the management and distribution of rich media content such as video, voice, audio, graphics and related media. ActiveMedia is available as both an installed solution and a hosted service with subscription-based pricing.


INDUSTRY BACKGROUND

         Today's digital enterprise is proliferating content at an overwhelming rate. Regulatory compliance issues, cost pressures, productivity requirements and consumer demands are requiring corporations to increasingly control and manage their enterprise content. Organizations are also faced with the requirement to capture, store and deliver business information in a variety of information formats from multiple applications. This information may be in computer-based formats, transactional data, video, voice, audio, e-mail, and web content, among others. Electronic management of business content requires a flexible and well architected solution, which includes the ability to employ industry standard interface technology to leverage information with discrete information systems.

         With the growing need for accelerated time to market, companies are looking to improve brand management, increase marketing productivity, and speed product launches. By better managing digital assets (such as images, video, documents, layouts, and other rich media), and enabling secure access to this content across the global enterprise, companies gain a platform for market acceleration.

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


         For example, financial service companies print and mail monthly statements, trade fee notices and trade confirmations. These companies have historically captured and stored these documents as required by the Securities and Exchange Commission (SEC). Repurposing these documents for electronic notification and delivery enhances customer convenience and substantially reduces the costs associated with traditional print and mail methods of distribution. The stored documents can also be readily available to customer service representatives to increase customer and broker/dealer satisfaction and enhance accounts receivable collections while providing the electronic record necessary to satisfy various regulatory requirements.


         INSCI assists its customers in managing their business content - through advanced flexible and cost-effective solutions. The Company's technology is engineered to scale with a customer's growing business requirements without performance degradation as content volume proliferates. With INSCI's powerful cataloging and metadata technology, millions of documents and digital assets are preserved for easy retrieval, management and distribution.

SOFTWARE PRODUCTS AND SERVICES

         The Company's two core product offerings are ActiveMedia, digital asset management (DAM) software that provides a complete solution to manage, share, distribute, and publish rich media content - including graphics, images, layouts, animation, video and documents; and the ESP+ Solutions Suite, which provides a platform to capture, preserve, distribute and access all customer and operational content - including statements, reports, electronic records, e-mail, and digital voice.

ACTIVEMEDIA


         ActiveMedia provides a secure central repository where rich media files such as images, documents, video, animation, voice and other formats of rich media and brand assets are organized and stored, and may be delivered to desktops, websites, print publications and video on demand (VoD) as required. Rich media content can be uploaded into ActiveMedia through an intuitive interface. ActiveMedia automatically creates and stores a separate index (metadata) for each file, allowing content to be searched by name, keyword, text within a document, etc.


         ActiveMedia's next generation product will feature a flexible Java Enterprise Edition (J2EE) based design offering a scaleable three-tier architecture that takes advantage of industry standard Web Services description language and a standard operating access protocol (SOAP) application program interface (API). The advanced interoperability architecture offers substantially increased market opportunities through the seamless integration with other third party application services providers.


         ActiveMedia is offered as a standard licensed application and is also available in a web-based hosted environment on a subscription basis.


ACTIVEMEDIA ACCESS is designed for small to mid-sized workgroups. The application has been architected for rapid installation and implementation. The simple intuitive interface allows users to become operational with minimal training.

ACTIVEMEDIA ENTERPRISE provides customers the ability to customize and configure a system to their specific business requirements and workflow. Users may connect ActiveMedia to legacy systems, add new functionality, or scale to support thousands of users.

ACTIVEMEDIA SDK is a software developer's kit that provides valuable information for customizing ActiveMedia through its web services Java-based Application Program Interface (API) (SOAP/XML). ActiveMedia supports deep customization at many levels, while minimizing the integration requirements for systems integrators, enterprise IT and Alliance Partners.

ESP+ SOLUTION SUITE


         The INSCI ESP+ Solution Suite captures, stores, and delivers mass-volumes of business-critical content enterprise-wide. INSCI's highly scalable digital content repository provides a robust platform to meet the demands of environments that require the preservation of wide-ranging content (legacy computer output, documents, e-mail correspondence, MS Office files, imaged documents, and digital voice documents) for decades with immediate availability. Designed to meet the unique demands of large-scale implementations, the ESP+ Solutions Suite manages billions of documents and supports Internet-based access to this content by thousands of concurrent users.

          The ESP+(TM) Solution Suite is built on a three-tier scalable architecture that supports multiple platforms. Access to archived content is offered through both a web-deployable desktop client, and browser-based access. Additionally, an industry-standard Java-based Application Program Interface
(API) offers integration with third-party applications, such as Web portals, Customer Relationship Management (CRM), service providers, and Healthcare Information Technology (HIT) providing a platform for expanded market presence. Key functionality includes:


     o Scalability to accommodate high-volume access for on-line statement presentment and other customer-facing applications.

     o Retrieval of documents such as statements, bills, trade confirms, invoices, checks and reports, with the ability to view them as electronic originals of the paper-based documents.

     o Broad file support, including- ASCII and EBCDIC formats, IBM(R) Advanced Function Presentation(R) (AFP), Xerox(R) Metacode and DJDE, Adobe(R) Portable Document Format (PDF), PCL, Postscript, XML, Microsoft(R) Office Files, and Binary Large Objects (BLOB: JPEG, WAV, GIF, TIFF, MPEG, et al).

         Additional modules expand the capability of the solutions suite to include the management of e-mail correspondence, a key compliance initiative for most enterprises today; and content delivery to facilitate customer self-service initiatives, such as e-statements:

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

PROFESSIONAL SERVICES GROUP

         INSCI believes that a high level of customer service and support is necessary for the long-term performance and success of the Company. We offer telephonic maintenance support for our customers and offer an array of services to new and existing clients and Alliance Partners, which are value added resellers of INSCI products.

         Utilizing our core products and technologies and the capabilities of our professional services resources, we have developed specialized systems integration methodologies to implement advanced solutions within large and complex client environments. The dedicated professional services group for Rich Media Solutions offers clients the opportunity to optimize and customize the workflow and user experience for brand management, media services, product launches, and document and rich media archiving. The dedicated professional services group for Business Document Solutions includes expertise in integrated output management, electronic printing, imaging, document management, on-demand printing, data storage, data mining, and web-based statement presentment. We offer implementation and customization services designed for each customer's specific requirements. We also offer periodic classroom training at our Westborough, MA location for end-users, application programmers and systems administrators. On-site training is also available.

         We offer telephonic support of our applications. Standard coverage is normal business hours and twenty-four hour support is available at an enhanced rate. Service may include end-user telephonic or web-based support, diagnostic review, consulting, bug fixes and software updates. INSCI strives to release at least one update of its applications on an annual basis for all products. Maintenance agreements are typically one year in length and automatically renew for successive annual terms unless notification is provided. Customers covered by maintenance agreements are provided periodic product information, product enhancement information and product schedules. The typical fee for annual maintenance support is 18% - 24% of the then current list price. Customers may elect to execute multi-year maintenance agreements for a reduced fee. INSCI is currently implementing a web-based customer support application to enhance its support capabilities.

WARRANTY

         INSCI provides a limited warranty for its software products for 90 days. We generally include a limited warranty on INSCI developed applications and specifically exclude warranty on all third party products.

PRODUCT DEVELOPMENT

         The market for enterprise content management applications is highly competitive and characterized by frequent technological change. Consequently, we must continually enhance our products while developing new products to meet market needs. INSCI utilizes development engineers and customer support personnel to identify, design, and test product enhancements and new products. We have employed industry standard technology as a basis to develop our ActiveMedia and ESP+ Solution Suite.

         Our ability to remain competitive will depend in part on our ability to attract and retain skilled employees with certain technology-based experience.

MARKETING AND SALES

         We market our products through a direct sales force and an indirect channel (Alliance Partners). Marketing activities include distribution of sales and product literature and other communications describing our products and services as well as on-going communications with our established base of customers via newsletters. We augment our direct sales efforts through telemarketing and direct mail campaigns. Promotion of our products includes publishing of user success stories, and distributing press releases about the Company and its products.

         Sales to end-users generally include software license, professional services and maintenance contracts. Additionally, the ActiveMedia product is offered under a web-based hosting contract as an application services provider
(ASP). ASP-enabling sales typically include recurring revenues that are recognized on a monthly basis as earned. As a long-standing provider of advanced and cost-effective solutions, INSCI has licensed more than 500 companies across a host of industries - including financial services, telecommunications, insurance, utilities, manufacturing, healthcare, media and entertainment, pharmaceutical and global marketing.

         INSCI continues to seek to enter into additional marketing alliances that will have the potential to generate further sales opportunities. In particular, we believe that enterprises in specific vertical markets such as financial services, banking, manufacturing, brand management, marketing services, customer relationship management (CRM), healthcare and electronic commerce are likely to require our products in order to meet their business objectives. Such marketing alliances may take the form of a traditional distribution relationship or a tighter product integration of applications utilizing our Java based APItoolkits. We intend to continue discussions with such companies with a view toward executing future alliances.

         INSCI currently has agreements with a limited number of Alliance Partners. Alliance Partner agreements range from a referral agreement with a partner to a master value added reseller (VAR). VARs generally are organizations that sell their own computer application software systems or services to special vertical markets. We license our products directly to VARs for resale to their customers. INSCI's strategic relationships include Unisys Corporation, Xerox Corporation, EMC, PFPC, Agfa, and Ascent Media. For fiscal 2004, we received 18% of our total revenues from Unisys Corporation.

         The Company also licenses the ESP+ suite of products to service bureaus on a transaction or subscription based pricing model and markets the ActiveMedia product suite on a subscription basis or a traditional license model. In the fiscal year ended March 31,2004, the Company assumed additional facilities that included a hosted capability. INSCI believes that this will result in a more effective cost model.

VENDORS AND SUPPLIERS

         We have reduced our sale of third party hardware products in order to focus on the license of our own software and services products, which generate higher gross margins. Typically, the hardware that hosts our software products is either owned or purchased directly by our customers for their location. Accordingly, sales of third party hardware are minimal and we have no material dependence on third party hardware suppliers in order to attain our revenues. The Company is not dependent upon any one supplier or vendor.

COMPETITION

         There are a number of suppliers offering digital asset management, electronic document archiving, electronic bill presentment and e-commerce products. However, in many instances, we believe that our products and services offer certain advantages over the competition. These advantages include:

     o an industry recognized and award winning solution for the digital asset market
     o file level security, compound document management, versioning, and streaming server support
     o a hosted subscription-based model offers potential customers a cost effective initial solution
     o the adoption of a J2EE Web Services archtectural model which we believe is a compelling and cost effective platform
     o a comprehensive product portfolio encompassing enterprise archive and retrieval, web-based functionality, scanning and imaging, CD, document and data mining, report generation and management, and a multi platform strategy
     o    high volume throughput and enterprise-level scalability
     o    API's for integration with end users and potential partners
     o the ability to rapidly customize traditional features of a user interface (UI)
     o    support for multiple intelligent data streams and other data formats
     o    proven scalability
     o    high speed document archival and access
     o    comprehensive systems integration and support services
     o strategic alliances and partnership relationships with corporate partners

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

GOVERNMENTAL REGULATION

         INSCI markets and supports applications in certain regulated industries which require increased costs and adherence to specified regulations including HIPAA, SEC 17A and various securities regulations as specified by the Securities and Exchange Commission (SEC). We believe that our applications and business practices adhere to the various requirements as specified by the regulatory authorities.

EMPLOYEES
         We employed 77 persons as of March 31, 2004. Our future success depends, in part, on our ability to retain existing employees and to attract new management and technical employees. We have no collective bargaining agreements and consider our relationships with our employees to be good.

MANAGEMENT CHANGES

         On January 29, 2004, at our Annual Meeting of Stockholders, Yaron I. Eitan, Henry F. Nelson, Francis X. Murphy, Derek W. Dunaway and Mitchell Klein were re-elected by shareholders to serve as directors of the Company for the ensuing year. Additionally, Amit Avnet, Steven Morgenthal, Adi Raviv, George Calhoun, and Thomas Rebar were newly elected by shareholders to serve as directors of the Company for the ensuing year.

BUSINESS RISKS

WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO BE PROFITABLE DEPENDS ON A NUMBER OF FACTORS THAT WE MAY BE UNABLE TO CONTROL.

         For the fiscal year ended March 31, 2002 and fiscal year ended March 31, 2003 we reported the first two consecutive profitable fiscal years. The financial performance was the result of a restructuring plan focused on a return to the core operations of the business. As a result, several subsidiaries were discontinued and a general reduction of overhead in the core business was implemented. Through our wholly owned subsidiary, WCORP, we acquired certain assets and liabilities of WebWare and as a result, we experienced operating losses in the fiscal year March 31, 2004 while the company focused on integration and market enhancement initiatives. There can be no assurance that a reduction in expenses will affect future revenues or general market position or that revenues from the acquisition will continue at the current levels. Additionally, there can be no assurance that the expense reductions that have been implemented are sustainable over future periods.

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


         A significant amount of our license and service revenues are derived from a limited number of customers. Such orders are typically placed within the specific financial quarter when revenue is recognized, and we expect this trend to continue. The placement of such orders is typically at the end of a fiscal quarter requiring shipment, and if a new customer, the implementation of the licensed product. The sales cycle is typically lengthy for a new licensed customer and less time for an existing customer. Revenue recognition for service contracts requires the acceptance and sign off from a customer. The amount of licensed product and service backlogs at the end of a quarter is typically immaterial. INSCI has historically experienced increased revenues in the third fiscal quarter compared to the preceding fiscal quarters. We also experience variations in product demand due to customer budgetary constraints that may be imposed within a fiscal year. Additionally, we may experience changes in product demand due to changes in budgetary timelines. As a consequence, we experience difficulty in forecasting license and service revenues, particularly at the beginning of the fiscal quarter.

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

BECAUSE WE HAVE EXPERIENCED LOSSES WE MAY NEED ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR BUSINESS PLAN.

         In the fiscal year ended March 31, 2004 we experienced a loss from operations of $1.9 million. This loss was funded partially though additional equity offerings. In the future, we may need additional financing to operate our business and implement our business plan. As of March 31, 2004, we had $751,000 of cash and a working capital deficit of $2.6 million in comparison to $771,000 of cash and a working capital deficit of $1.9 million as of March 31, 2003. There can be no assurances, however, that we will be successful in obtaining funds from any such sources. If additional funds are raised by issuance of equity securities, dilution to our stockholders will result. If additional funds are not available, we will be required to modify execution of our business plan.

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

OUR BUSINESS GREATLY DEPENDS ON INDIRECT SALES.

         We depend upon introductions to potential customers by companies with which we maintain strategic alliances for a significant percentage of our sales. Although we have written agreements with UNISYS, Xerox Corporation, Fuji-Xerox, PFPC, Agfa and other value added resellers; the agreements do not require customer introductions nor do they provide for minimum required purchases of our products. If any of the companies with which we maintain strategic alliances decides not to refer potential customers to us, our sales may be reduced and operating losses increased. In addition, there is no assurance that we will be able to maintain our strategic alliances on current terms.

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


HOSTED SOLUTION

         We market our digital asset management application in a hosted data center. The market for success with this model is not clearly demonstrated. Additionally, market acceptance of the hosted center is not ensured. To the extent that we experience technological problems or challenges, certain of our customers may seek a market alternative, which may limit market adoption of the hosted model.

         Additionally, the Company is in the process of transitioning the hosted model from that of a third party to an in- house solution. To the extent that the estimated cost savings are not realized or difficulties arise from such a transition, the business may suffer certain consequences.

OUR PRODUCTS AND SERVICES ARE DEPENDENT ON INTERNET ACCEPTANCE, ACCESSIBILITY, INFRASTRUCTURE AND SECURITY.

         INSCI has developed and realized revenues from its Internet-based products and related services. The Internet is a new technology and as such, is characterized by rapid technology changes, evolving standards and adoption rates. Future revenues and services are dependent upon the acceptance of the Internet as a recognized method of commercial competence.

         The accessibility of the Internet has expanded over the last several years. Technology enhancements and improvements have accelerated the availability of Internet access. To the extent that continued developments in communications, communication standards, availability and accessibility do not continue to expand, the rate of adoption may decline. Additionally, the corporate expansion of the Internet as a commercial communications platform typically requires a capital expenditure and support infrastructure. To the extend that corporate capital expenditures decline or funding for Internet-based programs are reduced, the accessibility and necessary supporting infrastructure may reduce the adoption and performance on the Internet.

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

         We are in the process of developing a next generation of applications based upon J2EE three tier architecture. We have also embraced a Web Services technology model for the user interfaces and API. There can be no assurance that such technologies will not be replaced by more contemporary offerings in the marketplace.

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

AS WE MIGRATE OUR BUSINESS MODEL TO A RECURRING REVENUE STREAM WE MAY EXPERIENCE CERTAIN QUARTERLY REVENUE DEGRADATION.

         As we attempt to expand the hosting model we may experience certain increased costs to establish the hosting services center. Furthermore there can be no assurance that market adoption and revenue realization will cover such costs. As a consequence, the Company may experience negative cash flows from the establishment and implementation of such a strategy. The establishment of such a strategy is capital intensive and requires certain management skills that we must acquire.

AS A CONSEQUENCE OF THE REVERSE STOCK SPLIT WE MAY EXPERIENCE SHAREHOLDER LIQUIDITY ISSUES

         We implemented a reverse stock split of 1:10 on January 2, 2004. As a result the freely traded number of shares on the bulletin board has been substantially reduced. This may give rise to certain liquidity issues relative to the freely traded common stock. This may impair the ability to achieve liquidity within certain periods of trading.

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

THE MEMBERS OF OUR BOARD OF DIRECTORS OWN A LARGE PERCENTAGE OF OUR COMMON STOCK AND CAN INFLUENCE MATTERS REQUIRING THE VOTE OF SHAREHOLDERS.

         On March 31, 2004, our directors and officers beneficially owned, as defined by the SEC, approximately 22 million shares of common stock, representing 78% of the outstanding common stock. Based on their ownership, our directors and officers have the ability to influence matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of our company and the sale of all or substantially all of our assets. Their voting power also may discourage or prevent any proposed takeover.

OUR EXISTING SHAREHOLDERS FACE SUBSTANTIAL DILUTION UPON THE ISSUANCE AND CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK AND CONVERSION OF OUR OUTSTANDING SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE PREFERRED STOCK.

         Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "INCC". As of March 31, 2004 we have 5,992,287 common shares outstanding. The Company's Series B Convertible Preferred Stock is convertible into approximately 8,634,000 shares of common stock. The Company's Series C Convertible Preferred Stock is convertible into approximately 5,366,000 shares of common stock. The average daily trading volume for the 30-day trading period ended June 23, 2004 is 21,500.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Effective October 30, 2003, the company entered into an operating lease which expires in April 2011 for 27,548 square feet of office space. Minimum monthly payments commence as of February 2005. The Company occupied the space on March 1, 2004. Such space includes the infrastructure to assimilate the existing hosting infrastructure from an outsourced arrangement.

         Additionally, the Company maintains an office in California on a monthly rental basis. The company is seeking an alternative to the existing office space on a longer term basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 29, 2004, INSCI Corp. held its Annual Meeting of Shareholders, and the shareholders resolved the following:

     (1.) Election of Yaron I. Eitan, Henry F. Nelson, Francis X. Murphy, Derek
          Dunaway, Mitchell Klein, Amit Avnet, Steven Morgenthal, Adi Raviv, George Calhoun and Thomas G. Rebar to serve as directors until the next annual meeting.
     (2.) Appointment of Goldstein and Morris Certified Public Accountants as the independent public accountants for the Company's fiscal year ended March 31, 2003.
     (3.) Ratification and approval of the Board of Directors' resolution to increase the authorized number of stock options under the Company's 1997 Equity Incentive Plan to 3,000,000 shares.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") effective as of June 26, 2001. The current trading symbol for our Common Stock is "INCC". Previously, our Common Stock was traded on the NASDAQ Small Cap Market from April 14, 1994, the effective date of our initial public offering, through June 26, 2001. The table below shows the high and low sales prices as reported in NASDAQ's informational reports. These prices represent prices between dealers, do not include retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

         On January 2, 2004, the Company effected a 1:10 reverse stock split resulting in a nine-tenths reduction in the number of shares issued. After the reverse stock split there were 5,992,287 shares of common stock outstanding with a par value of $0.10. The number of authorized shares of common stock was not affected. All share and per share references for all periods presented have been restated to reflect the reverse stock split.

                                           COMMON STOCK PRICE
                                 FISCAL 2004                FISCAL 2003
             QUARTER          HIGH         LOW          HIGH          LOW
             -------
                           ----------- ------------- ------------ -------------

             First           $1.20        $0.55         $0.80        $0.10
             Second          $2.40        $1.00         $0.80        $0.50
             Third           $2.40        $0.85         $1.00        $0.40
             Fourth          $1.45        $0.75         $0.90        $0.60

--------------------------------------------------------------------------------

         On June 23, 2004, the closing price of the common stock was $0.60. As of June 23, 2004, we had 222 holders of record of our common stock. This does not include stockholders whose stock is held in nominee or street name by brokers and other institutions.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                        EQUITY COMPENSATION PLAN INFORMATION
                                                                                Number of securities
                                                                               remaining available for
                                                                               future issurance under
                       Number of Securities to      Weighted-average            equity compensation
                       be issued upon exercise      exercise price of            plans (excluding
                       of outstanding options,    outstanding options,        securities reflected in
                         warrants and rights       warrants and rights              column (a))

PLAN CATEGORY                    (a)                       (b)                          (c)
-------------          ----------------------- ---------------------------- ----------------------------

Equity compensation
plans approved by
security holders               1,609,236                 $2.56                      1,440,858
Equity compensation
plans not approved by
security holders                   --                      --                           --
                               ---------                                            ---------

Total                          1,609,236                 $2.56                      1,440,858

         On January 29, 2004, the shareholders authorized and approved an increase in the number of authorized stock options under the Company's 1997 Equity Incentive Stock Plan to 3,000,000 shares.

         On March 31, 2003, Selway Partners, LLC and CIP Capital L.P., holders of the Company's convertible debt, converted an aggregate of $1,613,216 in Series A Convertible Debentures into shares of Series C Convertible Preferred Stock. The Company issued an aggregate of 831,726 shares of Series C Convertible Preferred Stock, which is convertible into 1,663,452 shares of the Company's common stock.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

         The following financial information should be read in conjunction with the related Consolidated Financial Statements and related Notes attached herein, and Management's Discussion and Analysis or "Plan of Operations" included in this report. The financial statements for the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002 have been audited by Goldstein and Morris CPA's, PC. The consolidated statement of operating data for each of the three years ended March 31, 2004, 2003 and 2002 are derived from the audited financial statements included in this report.

         The following table sets forth, for the fiscal years indicated, certain items from the Company's results of operations expressed as a percentage of revenues:

                                                     FISCAL YEAR ENDED MARCH 31,
                                                     2004       2003       2002
                                                       %          %          %
                                                     ----       ----       ----

 Revenues                                             100        100        100
Cost of revenues                                       27         15         22
                                                     ----       ----       ----
Gross profit                                           73         85         78
                                                     ----       ----       ----
Expenses:
  Sales and marketing                                  33         24         24
  Product development                                  34         22         20
  General and administrative                           24         20         25
  Non-recurring expenses:
    Restructuring and other charges                     3       --         --
                                                     ----       ----       ----
      Total expenses                                   94         66         69
                                                     ----       ----       ----
Operating income (loss)                               (21)        19          9
  Interest expense, net                                (5)        (7)        (5)
                                                     ----       ----       ----
Income (loss) before extraordinary item               (26)        12          4
  Extraordinary item                                 --            3       --
                                                     ----       ----       ----

Net income (loss)                                     (26)        15          4
                                                     ====       ====       ====

         The following tables compare total revenues for the fiscal years indicated (in thousands):

                                                FISCAL YEAR ENDED MARCH 31,
                                               2004        2003      % CHANGE
                                              ------      ------      -----

Product revenues                              $3,137      $3,811      (18)%
Installation and implementation services       1,215       1,199        1
Maintenance and hosting services               4,477       4,226        6
                                              ------      ------      -----
      Total revenues                          $8,829      $9,236       (4)
                                              ======      ======      =====

                                                 FISCAL YEAR ENDED MARCH 31,
                                               2004        2003      % CHANGE
                                              ------      ------      -----

Product revenues                              $3,811      $2,799       36 %
Installation and implementation services       1,199       1,885      (36)
Maintenance services                           4,226       3,799       11
                                              ------      ------      -----
      Total revenues                          $9,236      $8,483        9
                                              ======      ======      =====

         The following table compares certain items from our results of operations by quarter for the fiscal years indicated (in thousands):

         This unaudited information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-KSB and, in the opinion of the Company's management, reflects all adjustments (of a normal and recurring nature) which are necessary to present fairly this information for the quarters presented. This information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. Result of operations of the Company for any quarter may not be indicative of the results that may be expected for future periods.

                                                      FISCAL 2004
                                                    QUARTER ENDED
                                    6/30/03     9/30/03    12/31/03     3/31/04
                                    -------     -------     -------     -------

Revenues                            $ 2,078     $ 1,790     $ 2,229     $ 2,732
Cost of revenues                        300         466         777         827
                                    -------     -------     -------     -------

Gross profit                          1,778       1,324       1,452       1,905
Expenses                              1,613       2,245       2,606       1,895
                                    -------     -------     -------     -------

Operating income (loss)                 165        (921)     (1,154)         10
Interest expense, net                  (107)       (101)       (130)        (86)
                                    -------     -------     -------     -------

Net income (loss)                   $    58     $(1,022)    $(1,284)    $   (76)
                                    =======     =======     =======     =======

                                                  FISCAL 2003
                                                 QUARTER ENDED
                                 6/30/02      9/30/02     12/31/02      3/31/03
                                 -------      -------      -------      -------

Revenues                         $ 2,270      $ 2,280      $ 2,531      $ 2,155
Cost of revenues                     398          345          314          290
                                 -------      -------      -------      -------

Gross profit                       1,872        1,935        2,217        1,865
Expenses                           1,494        1,481        1,616        1,514
                                 -------      -------      -------      -------

Operating income                     378          454          601          351
Interest expense, net               (134)        (174)        (155)        (227)
Extraordinary item                  --            192         --             97
                                 -------      -------      -------      -------

Net income                       $   244      $   472      $   446      $   221
                                 =======      =======      =======      =======

                                                    FISCAL 2002
                                                   QUARTER ENDED
                                    6/30/01     9/30/01    12/31/01     3/31/02
                                    -------     -------     -------     -------

Revenues                            $ 2,485     $ 2,223     $ 1,973     $ 1,802
Cost of revenues                        491         509         440         381
                                    -------     -------     -------     -------

Gross profit                          1,994       1,714       1,533       1,421
Expenses                              2,019       1,431       1,382       1,011
                                    -------     -------     -------     -------

Operating income (loss)                 (25)        283         151         410
Interest expense, net                  (110)       (106)        (71)       (164)
                                    -------     -------     -------     -------

Net income (loss)                   $  (135)    $   177     $    80     $   246
                                    =======     =======     =======     =======

GENERAL

         The following discussion of management's analysis of operations for the fiscal year ended March 31, 2004 ("Fiscal 2004") and the fiscal year ended March 31, 2003 ("Fiscal 2003"), and discussion of financial condition at March 31, 2004, should be read in conjunction with the audited consolidated financial statements and notes thereto contained elsewhere in this report. The following discussion contains forward-looking statements that reflect the Company's business, plans, estimates and beliefs. Our results could differ materially from those discussed in the forward-looking statements.

         INSCI is a leading provider of solutions to the enterprise content management (ECM) market. INSCI's highly scalable solutions provide storage, access and presentment for mission-critical documents, reports, statements, e-mail and high value digital assets necessary for business functions or regulatory compliance. The industry recognized highly scaleable archive solution supports high volume ingestion, digital asset preservation, and on-line presentment and delivery functions via internal networks or via the World Wide Web. With the addition of web-enabled capabilities, INSCI's customers can take advantage of e-commerce to improve communication, customer satisfaction, and productivity while decreasing costs. For over ten years INSCI has been recognized for its ability to capture and store high volumes of electronic information. The Company recently acquired certain assets and liabilities of WebWare Corp., a leading provider of content management solutions for the digital asset management (DAM) market. These advanced solutions offer broad management capability for rich media content such as video, voice, audio, graphics and related media.

         INSCI was originally founded to capture and preserve high volumes of mission critical business information. The Company's product offering includes web-based presentment capabilities for documents such as bank statements, 401(k) statements, customer and vendor statements, explanation of benefits (EOB's), and transaction confirmation documents. The Company has expanded its product offerings to include e-mail archiving and notification capabilities as well as the ability to capture, store and deliver high value digital assets such as spreadsheets, word documents, presentations and schedules. This offers our customers the ability to provide increased internal communication, productivity improvements and improved customer satisfaction and communication. With the addition of the WebWare ActiveMedia product offering the Company has substantially expanded its digital archive and rich media asset management capabilities and supports business efforts such as video and voice on demand, product launches, global marketing efforts, rich asset management and brand management.


         The ESP+ Solutions Suite provides a highly scalable digital content repository that is a robust platform to meet the demands of high-volume environments that require the preservation of wide-ranging digital assets (legacy computer output, documents, e-mail correspondence, MS Office files, imaged documents and digital voice documents). Its three-tier scalable architecture is designed to meet the unique demands of large-scale implementations, with Java-based API's for seamless integration with third party applications such as Websites, Customer Relationship Management (CRM) service providers and others. The ESP+ Solutions Suite manages billions of documents for decades of immediate availability and supports Internet-based access to this content by thousands of concurrent users.

         ActiveMedia provides a secure, central repository where rich media files such as images, documents, video, animation, voice and other formats of rich media are organized and stored, and may be delivered to desktops, websites, print publications, or video on demand as they are needed. The application is offered as a standard licensed application and is also available in a web based hosted environment on a subscription basis. The flexible J2EE based design offers a scalable three-tier architecture that takes advantage of industry standard Web Services description language and a standard operating access protocol (SOAP) application program interface (API). The advanced inoperability architecture offers substantially increased market opportunities through the seamless integration with other third party application services providers.

         We distribute our products through a combination of a direct sales force and through Alliance Partners. Revenue is net of discounts and allowances given to Alliance Partners. In Fiscal 2004, 2003 and 2002 we derived approximately 48%, 47% and 43%, respectively, of our total revenues from Alliance Partners. Revenues consist of one time license fees, service revenues and maintenance revenues. Sales to end-users generally include software license, professional services and maintenance contracts. Additionally, the ActiveMedia product is also offered under a hosting contract. ASP-enabling sales typically include monthly recurring revenues that are recognized as earned. INSCI also markets and licenses products on an international basis through its Alliance Partners. INSCI's strategic relationships include Unisys Corporation, Xerox Corporation, PFPC, EMC Corporation, AGFA and Ascent Media.
We consider the development of a successful Alliance Partner program as a key element for our future growth.

         Revenues were $8.8 million for Fiscal 2004 compared to $9.2 million for Fiscal 2003.

         On September 5, 2003, the Company's wholly owned subsidiary, WCORP, acquired certain assets and assumed certain liabilities of WebWare Corporation ("WebWare") from Diablo Management Group, as assignee for the benefit of creditors of WebWare. The purchase price was $1.3 million. Additionally, the Company incurred closing costs of $127,000. The Company paid cash of $500,000 and issued 716,204 shares of its common stock valued at $800,000. The Company has granted registration rights for these shares, which are subject to a lock up agreement. This transaction has been accounted for as a purchase and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition.

         On September 5, 2003, the Company and SCP Private Equity Partners II, LP ("SCP") entered into an agreement wherein SCP agreed to purchase 1,546,711 shares of Series C Convertible Preferred Stock ("Series C Preferred") in the Company at a price of $1.9396 per share for a total of $3 million. SCP purchased 515,571 shares on closing for the sum of $1 million. The 1,546,711 shares of Series C Preferred are convertible on a 2:1 basis into 3,093,422 shares of common stock at the option of the holder.

         On December 31, 2003, the Company entered into an agreement with CSSMK, LLC ("CSSMK"), an entity which is majority owned by Henry F. Nelson, the Company's President and Chief Executive Officer, wherein CSSMK purchased 257,785 shares of Series C Preferred for the sum of $500,000 or $1.9396 per share. The 257,785 shares of Series C Preferred are convertible on a 2:1 basis into 515,570 shares of common stock at the option of the holder. In connection with this agreement, CSSMK entered in to a Stockholder's Agreement with SCP. (See Related Party Transactions)

         On March 31, 2004, Selway and CIP each converted $806,608 of Series A Debentures into 415,863 shares of Series C Preferred at a price of $1.9396 per share. The 831,726 shares of Series C Preferred are convertible on a 2:1 basis into 1,663,452 shares of common stock at the option of the holder.

         Series C Preferred provides for annual cumulative dividends at 8% of the original issue price of $1.9396 per share, payable semi-annually in cash or in additional shares of Series C Preferred at the Company's option. As of the date of these financial statements, the Company has issued 2,683,215 shares of Series C Preferred, which is convertible into 5,366,430 shares of common stock. These conversions may result in dilution to INSCI's stockholders.

         On December 8, 2003, the Company filed an Amended and Restated Certificate of Designation of the Preferred Stock in connection with the designation of the rights and preferences for the Series B Convertible Preferred Stock ("Series B Preferred"), which modified and clarified the rights and preferences of the Company's Series B Preferred.

         Series B Preferred is convertible on a 70:1 basis. As of the date of these financial statements, the Company has issued 123,344 shares of its Series B Preferred, which is convertible into 8,634,080 shares of the Company's common stock. This modifies the earlier designations in which Series B Preferred was convertible as follows: (i) such number of shares of common stock as represents the "Current Value Percentage" (as defined) of total issued and outstanding common stock as of the date of conversion, plus (ii) such additional shares of common stock issuable after the date of conversion as may be necessary to maintain such Current Value Percentage upon the conversion or exercise of other convertible instruments.

SIGNIFICANT ACCOUNTING POLICIES

         The following discussion and analysis of the financial condition and results of operations has been prepared based upon the financial statements of INSCI Corp., which have been prepared in accordance with Generally Accepted Accounting Principals (GAAP) as practiced in the United States. The preparation of the financial statements requires the use of estimates and assumptions that affect the valuation of certain assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses as of such date. Management has concluded such estimates and assumptions based upon historical experience and other reasonable measurements available at such time. Such estimates and assumptions are reviewed on an on-going basis and in contemplation of any changes in GAAP. Management believes that the following critical accounting policies form the basis of the determination of the preparation of the consolidated financial statements.


REVENUE RECOGNITION


         The Company recognizes software license sales in accordance with Statement of Position ("SOP") No. 97-2, SOFTWARE REVENUE RECOGNITION, and SOP No. 98-9, Modification of SOP No. 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS. For software license sales for which any services rendered are not considered essential to the functionality of the software, it recognizes revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the license element, it uses the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element. When the professional services are considered essential to the functionality of the software, the Company records revenue for the license and professional services over the implementation period using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. For software license sales where the license term does not begin until installation is complete, it recognizes license and professional services revenue when we complete the installation of the software. For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. For those arrangements where collectibility is not considered probable, revenue is recognized upon cash collections. For subscription license arrangements where customers are allowed the rights to unspecified products as well as unspecified upgrades and enhancements during a specified term, the license revenue is recognized ratably over the term of the arrangement.

         Service revenues include revenue from software maintenance contracts and hosting of the Company's software in its data center and systems integration and training revenue. Software maintenance revenue and hosting revenue is recognized ratably over the contract period, generally one year. Systems integration and training revenue is recognized when there are no significant remaining obligations and upon acceptance by the customer of the completed project where the contract is of a short duration for a fixed price. Systems integration and training revenues provided to customers on a time and materials basis are recognized as the related services are performed.

         The Company does not grant rights to customers for product returns, except for defects or documented errors in performance as outlined in the product specifications pursuant to the product specifications provided in an industry standard license agreement. Such license provides a 90-day limited warranty, which provides licensees with a cost free fix to such defects or errors.

PRODUCT DEVELOPMENT

         Statement of Financial Standards ("SFAS") No 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of software development costs once technological feasibility, defined as completion of beta testing, is achieved. Capitalized costs are amortized ratably over the estimated product life or pro-rata based upon the estimated product revenues, which ever is greater. Product development includes all research and development expenses and software development costs. The company commenced capitalization of development costs of a next generation application upon the achievement of technology feasibility in the company's fourth fiscal quarter. The company anticipates product release and therefore limited capitalization of such costs in the second fiscal quarter of FY 05. In prior years, the company did not capitalize any software development costs due to insignificant costs incurred between completion of beta testing and general customer release. The company will review the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.


INCOME TAXES

         At March 31, 2004, the Company had net operating loss ("NOL") carryforwards of approximately $33,600,000, which expire in various years through 2024, available to offset future taxable income. For the years ended March 31, 2003 and 2002, income taxes of $582,000 and $148,000, respectively, were offset by net operating loss carryforwards. At March 31, 2004, 2003 and 2002, INSCI had deferred tax assets amounting to approximately $13,400,000, $12,400,000 and $12,620,000, respectively. The deferred tax assets consist primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by valuation allowances of the same amount.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDING MARCH 31, 2004 AND MARCH 31, 2003

REVENUES

         Revenues for Fiscal 2004 were approximately $8.8 million, a decrease of $407,000, or 4% from Fiscal 2003. Product revenues decreased $674,000 or 18% from Fiscal 2003. On September 5, 2003 the Company acquired the assets of WebWare Corporation from Diablo Management through its wholly owned subsidiary, WCORP. WWCORP develops, markets and distributes solutions for the digital asset market. Total revenues attributable to WCORP for the inclusive period were $1.7 million. The decrease in product licenses was due to slow market acceptance due to market conditions and an increased focus on new market expansion. Service revenues increased $267,000, or 5%.

         In Fiscal 2004 and Fiscal 2003, we received in excess of 10% of our total revenues from Unisys Corporation, one of our Alliance Partners.

COST OF REVENUES


         Cost of revenues increased $1.0 million over the prior year. The increase in costs was directed attributable to the WCORP subsidiary. A significant portion of the cost increase was attributable to the hosted service center business operations.

GROSS PROFIT

         Gross profit as a percent of revenues was 73% for Fiscal 2004 compared to 85% for Fiscal 2003. Gross profit for Fiscal 2004 was $6.5 million, a decrease of $1.4 million or 18% from the prior fiscal year. The decrease in gross profit was a result of the decreased product revenues and the costs incurred for the hosting center.

SALES AND MARKETING

         Sales and marketing expenses for Fiscal 2004 were $2.9 million, an increase of $700,000 from the prior year primarily attributable to the WCORP subsidiary, which accounted for $500,000 of the increase. Sales and marketing expense in Fiscal 2004 were 33% of revenues compared to 24% of revenues in Fiscal 2003. In the second half of Fiscal 2003 the Company increased expenses to expand a direct telemarketing and direct sales effort, to increase market visibility and to ramp-up the Alliance Partner program.

PRODUCT DEVELOPMENT

         Product development expenses for Fiscal 2004 were $3.0 million, an increase of $1.0 million over Fiscal 2004. Product development expenses were 34% of Fiscal 2004 revenues as compared to 22% of Fiscal 2003 revenues. Product development expenses, net of capitalized development costs, were $600,000 for the WebWare product group. The Company recorded capitalized development costs upon the achievement of technological feasibility in the fourth quarter of Fiscal 2004 of a next generation application. The remaining increase was a result of the increase investment in e-mail archiving applications and Java based client presentations.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were approximately $2.2 million, an increase of approximately $300,000. General and administrative expenses are 24% of Fiscal 2004 revenues as compared to 20% of Fiscal 2003 revenues. Total general and administrative expense attributable to the WebWare product group were approximately $650,000. General and administrative expenses also increased as we occupied a new corporate facility. The Company has amortized the free rent period, seventeen months, over the life of the lease commitment. As a consequence, rent expense increased from the comparable period. Additionally, we incurred certain one time facility costs concurrent with the relocation.


NON-RECURRING ITEMS

         Non-recurring items in Fiscal 2004 total $301,000 consisting of severance, relocation and moving expenses and other charges to be incurred as part of a plan to realign the operations of the Company's newly formed subsidiary's operations.

INTEREST EXPENSE, NET

         Interest expense for Fiscal 2004 was $424,000, a decrease of $266,000 or 38% from the prior fiscal year expense of $690,000. This decrease was due to decreased borrowings, primarily as a result of the conversion of debt to a convertible preferred instrument and the reduction of the rate as a result of more favorable terms on an operating cash facility.

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

GROSS PROFIT

         Gross profit as a percent of revenues was 85% for Fiscal 2003 compared to 78% for Fiscal 2002. Gross profit for Fiscal 2003 was $7.9 million, an increase of $1.2 million or 18% from the $6.7 million for Fiscal 2002. The improvement in gross profit was due to the increased portion of product licenses, which have a lower cost of sales and the reduced personnel and related overhead.

SALES AND MARKETING

         Sales and marketing expenses for Fiscal 2003 were $2.2 million, an increase of $184,000 or 9% from the prior year as a result of increased sales headcount and increased commission expenses due to increased revenues. Sales and marketing expense in Fiscal 2003 and Fiscal 2002 were each 24% of revenues. In the second half of Fiscal 2003 the Company increased expenses to expand a direct telemarketing and direct sales effort, to increase market visibility and to ramp-up the Alliance Partner program. The Company anticipates that sales and marketing expenses will increase in absolute dollars as the Company's growth strategies are implemented.

PRODUCT DEVELOPMENT

         Product development expenses for Fiscal 2003 were $2.0 million, an increase of $279,000 or 16% from Fiscal 2002. Product development expenses are 22% of Fiscal 2003 revenues as compared to 20% of Fiscal 2002 revenues. We realized reduced product development costs through the elimination of third party development expenses offset by INSCI's focus on the development of additional product offerings for new markets as part of the Company's growth strategy implemented in Fiscal 2003.

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

EXTRAORDINARY ITEM

         As a result of the restructuring plan to focus on core operations, the INSCI discontinued operations of several business units in Fiscal 2001. In Fiscal 2003 we settled all outstanding obligations of the discontinued subsidiaries inclusive of those guaranteed by INSCI Corp. Certain settlements were for less than the face amount, including an obligation with Key Corporate Capital, Inc. (formerly Leasetec Corporation). The Company agreed to an initial payment of $165,450 and a 48-month note for the remaining amount. During March 2003, the we agreed to settle the balance of the note for $100,000. The difference was recorded as an extraordinary gain of $289,000.

LIQUIDITY AND CAPITAL RESOURCES

         INSCI finances its business through cash flows from operations, borrowings from sales of its receivables and, from time to time, the sale of debt and/or equity securities. One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities.

         At March 31, 2004, INSCI had $751,000 of cash and working capital deficit of $2.6 million in comparison to $771,000 of cash and working capital deficit of $1.9 million at March 31, 2003 and cash of $412,000 and a working capital deficit of $5.7 million on March 31, 2002. Accounts receivable were $2.1 million as of March 31, 2004 and March 31, 2003 compared to $1.3 million as of March 31, 2002.

         INSCI's cash flows are summarized below as follows (in thousands):

                                                       YEAR ENDED MARCH 31,
                                                    2004      2003       2002
                                                  -------    -------    -------
Cash provided by (used in)
       Operating activities                       $(1,756)   $   154    $    31
       Investing activities                        (1,696)      (118)         8
       Financing activities                         3,432        323        (87)
                                                  -------    -------    -------

           Net increase (decrease) in cash        $   (20)   $   359    $   (48)
                                                  =======    =======    =======

Cash at end of year                               $   751    $   771    $   412
                                                  =======    =======    =======

         For the Fiscal 2004 net cash used in operating activities was $1.8 million compared to net cash provided by operating activities for Fiscal 2003 of $154,000. The increase in net cash used in operating activities was the result of the loss from operations in the second and third quarters, primarily as a result of the WCORP acquisition and subsequent integration and a general decrease in demand of the ESP+based applications and the funding of additional product development activities.

         Cash used in investing activities was $1.7 million for the year ended March 31, 2004, compared to cash used in investing activities of $118,000 for the year ended March 31, 2003. The change was due to an increase in capital expenditures of $827,000 as the Company relocated it's main operations inclusive of an in-house data center and funded certain computer and QA related requirements, acquired the assets of WebWare for $627,000 and capitalized software development costs of $242,000.

         Net cash provided by financing activities for Fiscal 2004 was $3.4 million, compared to cash provided by financing activities of $323,000 for Fiscal 2003. INSCI received $3.5 million from the sale of its Series C Preferred Stock in Fiscal 2004. Additionally, INSCI entered into a new financing arrangement for its accounts receivable resulting in an increase in eligible accounts receivable and more favorable borrowing terms. The net increase in advances was $554,000 due to this new financing arrangement.

         On March 31, 2003, Selway converted the Series B Convertible Debt plus accrued interest thereon totaling approximately $1.2 million into 123,344 of Series B Convertible Preferred Stock at a price of a $10.00 per share. The Series B Preferred calls for dividends in the amount of 13% per annum. As of March 31, 2003, these shares may be converted into 59,488,507 shares of the Company' s Common Stock.


         On October 30, 2003, the Company entered into a new operating lease for office space, which expires in April 2011. The lease includes provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts. This lease calls for monthly payments commencing February 2005. The Company is committed under an operating lease for its former office space, which expires in September 2004. The lease includes provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts.


In May 2002, we entered into a new receivable financing arrangement with Benefactor Funding Corp ("Benefactor"), whereas Benefactor agreed to finance all eligible accounts receivable of the Company on a secured basis. Pursuant to the terms of the agreement, the Company will receive 80% of the face amount of the accepted account and will be charged a commission of 2.25% of the accepted amount. The financing agreement is secured by the Company's assets and accounts receivable As part of this new receivables financing agreement, the Company retired its loan with the Pennsylvania Business Bank.


         During February 2004, we entered into a new financing agreement, which replaced our existing arrangement. This agreement provides for the financing of all eligible accounts receivable with recourse. The agreement calls for advances of 80% of the face amount of the eligible account with fees of 0.25% per annum and interest of 1.50% over prime on a per annum basis. The Company granted a security interest in all of the Company's assets and accounts receivable to the bank.


         We believe that the Company should be able to generate cash flows from operations, which combined with additional cash resources, will be sufficient to meet our planned working capital, capital expenditure, and business expansion requirements. However there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional debt or equity financing. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our shareholders.

         We may in the future experience fluctuations in quarterly operating results due to a number of factors (see business risks). Our ability to fund current operations and business expansion may be limited by certain of these factors which may result in negative cash flows from operations. Additionally, certain of these items may cause rise to dilution to common shareholders.

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

ITEM 8A. CONTROLS AND PROCEDURES

         The Company is not required to furnish the information required by Item 307 of Regulation S-B until its fiscal year ending March 31, 2006.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT

         The information required by this item will be included in our Definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2004 under the captions "Election of Directors" and "Directors and Executive Officers of the Registrant", and is incorporated by this reference as if set forth in full herein.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item will be included in our Definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2004 under the captions "Summary Compensation Table", "Option Grants in Fiscal Year 2004, "Aggregate Option Exercises In Last Fiscal Year And Fiscal Year End Option Values", and "Remuneration of Non-Management Directors" and is incorporated by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be included in our Definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2004 under the captions "Security Ownership of Certain Beneficial Owners" and is incorporated by this reference as if set forth in full herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be included in our Definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2004 under the captions "Certain Relationships and Related Transactions" and is incorporated by this reference as if set forth in full herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

              Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB.

B) REPORTS ON FORM 8-K

              A Current Report on Form 8-K was filed by the Company on April 28, 2004 dated April 14, 2004, which reported an agreement with Selway Partners LLC ("Selway") and CIP Capital LP. ("CIP") whereby, effective March 31, 2004, the issued and outstanding Series A Convertible Debentures are converted into shares of Series C Convertible Preferred Stock. The Company issued an aggregate of 831,726 shares of Series C Convertible Preferred Stock to Selway and CIP for the outstanding Series A Debentures in the sum of $1,613,216.

              A Current Report on Form 8-K was filed by the Company on January 13, 2004 dated December 31, 2003, which reported an agreement with CSSMK, LLC ("CSSMK"), an entity which is majority owned by Henry F. Nelson, the Company's President and Chief Executive Officer, to purchase 257,785 shares of Series C Preferred Stock for the sum of $500,000 or $1.9396 per share. Additionally, CSSMK entered into a Stockholders Agreement with SCP Private Equity Partners II, L.P. ("SCP"), wherein the transfer and assignment of its Series C Preferred Stock is restricted pursuant to the terms of the Stockholders Agreement, which also grants SCP rights of first refusal and certain voting rights. We also reported, on December 31, 2003, effective as of April 1, 2003, it entered into an Employment Agreement with Henry F. Nelson for a period of three years.

              A Current Report of Form 8-K was filed dated January 2, 2004, which we reported that the Company had effectuated a 1:10 reverse stock split and filed an amendment to the Company's Certificate of Incorporation to implement the reverse stock split of the outstanding shares of the Company's common stock.

ITEM 14. PRICIPAL ACCOUNTANT FEE STRUCTURE

FEES BILLED TO THE COMPANY BY GOLDSTEIN AND MORRIS CERTIFIED PUBLIC ACCOUNTANTS, PC

     AUDIT FEES

         Fees for audit services totaled $85,392 and $70,957 for the fiscal years ended March 31, 2004 and 2003, respectively. Audit fees for both fiscal years included fees associated with the annual fiscal year-end audit and reviews of the Company's quarterly reports on Form 10-QSB.

     AUDIT-RELATED FEES

         Fees for audit-related services totaled $37,911 and $2,300 for the fiscal years ended March 31, 2004 and 2003, respectively. Audit-related fees for the fiscal year ended March 31, 2004 included fees associated with the audit of WebWare Corporation, from whom certain assets were acquired by the Company's wholly owned subsidiary, WCORP, Inc. and review of the related reports on Form 8-K and 8-K/A. Audit-related fees for the fiscal year ended March 31, 2003 included fees associated with the review of a conversion of debt to equity by the Company's convertible debt by holders of the convertible debt.

     TAX FEES

         Fees for tax compliance totaled $8,325 and $7,525 for the fiscal years ended March 31, 2004 and 2003, respectively. Tax compliance fees were primarily related to the preparation of the Company's fiscal year-end tax returns. Additionally, fees for tax consulting and advisory services totaled $5,550 and $2,100 for the fiscal years ended March 31, 2004 and 2003, respectively. Tax consulting and advisory service fees for both fiscal years were related to analysis and review of the Company's NOL limitations.

     ALL OTHER FEES

         Fees for other services totaled $3,000 for the fiscal years ended 2003 and related to attendance at the Company's annual meeting of shareholders. The Company was not billed for any other services for the fiscal year ended March 31, 2004.

         The Company's audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. in accordance with SEC policies regarding auditor independence. It is the policy of the Company's audit committee to pre-approve all audit and permitted non-audit services provided by the independent auditor. The Company's audit committee meets with the independent auditor and management on an annual basis, at a minimum, to review the plans and scope of the audit as well as the proposed fees of the independent auditor.

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


Dated July 14, 2004

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


              SIGNATURE               TITLE                            DATE

/S/ HENRY F. NELSON          Chief Executive Officer, President,   July 14, 2004
-------------------
Henry F. Nelson              Chief Financial Officer and Director

/S/ YARON I. EITAN           Director                              July 14, 2004
------------------
Yaron I. Eitan

/S/ DEREK W. DUNAWAY         Director                              July 14, 2004
--------------------
Derek W. Dunaway

/S/ FRANCIS X. MURPHY        Director                              July 14, 2004
---------------------
Francis X. Murphy

/S/ MITCHELL KLEIN           Director                              July 14, 2004
------------------
Mitchell Klein

/S/ AMIT AVNET               Director                              July 14, 2004
--------------
Amit Avnet

/S/ STEVEN MORGENTHAL       Director                               July 14, 2004
----------------------
Steven Morgenthal

/S/ ADI RAVIV                Director                              July 14, 2004
-------------
Adi Raviv

/S/ GEORGE CALHOUN           Director                              July 14, 2004
------------------
George Calhoun

/S/THOMAS REBAR              Director                              July 14, 2004
---------------
Thomas Rebar

                                   INSCI CORP.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS



Yaron I. Eitan (2)
     Chairman of the Board

Henry F. Nelson
    Chief Executive Officer, President & Chief Financial Officer

Derek Dunaway

Francis X. Murphy (1)

Mitchell Klein

Amit Avnet

Steven Morgenthal (2)

Adi Raviv (1)

George Calhoun (2)

Thomas Rebar (1)



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

INDEX OF EXHIBITS

         The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below (footnote explanations are at end of Index):

SEQUENTIAL
PAGE NUMBER

EXHIBIT NO.     DESCRIPTION OF EXHIBIT

3.1     Certificate of Incorporation of the Company.
3.2     Bylaws of the Company.
3.3 Amendment to Certificate of Incorporation of the Company Creating Preferred Stock.
3.4     Certificate of Amendment to the Certificate of Incorporation.
3.5 Certificate of Amendment to Certificate of Incorporation changing the Company name to insci-statements.com, corp.
3.6 Certificate of Amendment to Certificate of Incorporation changing the Company name to INSCI Corp.
3.7 Certificate of Amendment to Certificate of Incorporation increasing authorized number of Common Stock.
3.8 Certificate of Amendment to Certificate of Incorporation amending the Series A Preferred Stock and increasing the authorized number of Series B Preferred Stock
3.9 Certificate of Amendment to Certificate of Incorporation changing the par value of the Common Stock in a 1:10 reverse stock split.
4.1     Rights agreement dated April 4, 2000 between the Company and the Rights
        Agent.
10.1    1992 Stock Option Plan.
10.2    1992 Directors Option Plan.
10.3    1992 Advisory Committee Plan.
10.4 Accounts Financing Agreement between the Registrant and Congress Financial Corporation, and related documents.
10.5    Form of 1991 Option.
10.6    Form of 1992 Warrants.
10.7    Form of 1992 Convertible Subordinated Note.
10.8    Form of 1992 Contingent Warrants.
10.9    Form of 1993 Warrant3/4Version A.
10.10   Form of 1993 Release Agreement.
10.11   Form of Management Agreement between the Registrant and Imtech.
10.12   Form of Tax Sharing Agreement between the Registrant and Imtech.
10.13   Form of Indemnification Agreement with the Registrant's Directors.
10.14 Marketing Associate Solution Alliance Agreement between UNISYS Corporation and Registrant.
10.16   Data General Value Added Reseller Discount Purchase Agreement.
10.17   Data General Optical Systems and Software Agreement.
10.18   Distribution Agreement between Fiserv CIR, Inc. and Registrant.
10.19 Lease Agreement relating to the Company's White Plains, New York headquarters.
10.20   Forms of Customer License Agreements used by the Company.
10.21   Forms of Employee Confidentiality Agreements used by the Company.
10.22 Nondisclosure and Noncompetition Agreement between the Registrant, Imtech and Mason Grigsby.
10.23   Form of 1993 Warrant - Version B.
10.24   Employment Agreement between the Company and John L. Gillis.
10.25   Employment Agreement between the Company and Kris Canekeratne.
10.26   Form of 1993 Exchange Agreement and Investor Suitability
        Representations.
10.27   Form of 1993 Conversion Agreement.
10.28   Waivers by Congress Financial Corporation.
10.29   Form of Investor's Warrant Agreement.
10.30   Form of Representative's Warrant Agreement.
10.31   License Agreement between Bull HN Information Systems, Inc. and
        Registrant.

10.33   Loan Agreement between BNY Financial Corporation and Registrant.
10.34 Preferred Stock Subscription Agreement between the Company and Imtech relating to Preferred Stock.
10.35 Business Partner Agreement between International Business Machines Corporation and Registrant.
10.36   Waiver by BNY Financial Corporation.
10.37 Stock Escrow Agreement between Registrant, Imtech and First Union National Bank of North Carolina (as Escrow Agent)
10.39   Promissory Note to the Company from John L. Gillis and Sandra Gillis.
10.40 Stock pledge agreement by John L. Gillis and Sandra Gillis in favor of the Registrant.
10.41 Amendment to Loan Agreement between BNY Financial Corporation and Registrant.
10.42   Lease agreement relating to the Company's Westborough, MA headquarters.
10.43   Employment agreement with Jack Steinkrauss.
10.44   First amendment to employment agreement with John Gillis.
10.45   First amendment to employment agreement with Kris Canekeratne.
10.46   Agreement for system purchase by The Northern Trust Company.
10.47   Preferred stock conversion agreement.
10.48   Technology and Reseller Agreement with Elixir Technologies, Inc.
10.49 Private Placement Term Sheet and Exhibits for offering of 90-Day 10% Subordinated Notes. Repayable in Cash or in Shares of the Company's Proposed 10% Convertible Preferred Stock.
10.50   First Amendment to Private Placement Term Sheet and Exhibits.
10.51   Employment agreement with Edward J. Prince.
10.52 Release by BNY Financial Corporation of the Company's guarantee of the obligations of Imtech under the shared credit facility agreement.
10.53   Employment Contract with George Trigilio, Jr.
10.54   Amendment to Employment Contract for Dr. E. Ted Prince, CEO.
10.55   Warrant Exchange Agreement with Norcross & Company
10.56   Asset Purchase Agreement between the Company and Courtland Group, Inc.
10.57   10% Convertible Preferred Stock Private Placement Term Sheet and
        Exhibits
10.58   Unit Private Placement Term Sheet and Exhibits
10.59   Credit Line Agreement between the Company and Silicon Valley Bank
10.60   Amendment to Employment Agreement with E. Ted Prince, CEO
10.61 Acquisition Agreement between The Internet Broadcasting Company, Inc. and insci- statements.com, corp.
10.62 Regulation D Share Purchase Agreement, Form of Warrant and Registration Agreement with The Tail Wind Fund, Ltd.
10.63 Investment Agreement dated November 28, 2000 by and between the Company, Selway and CIP.
10.64   Employment Agreement with Lori Frank.
10.65 Asset Purchase Agreement between Lognet Systems Ltd, Lognet 2000, Inc., Paynet Electronic Billing Ltd. and insci-statements.com, corp.
10.66 Purchase and Sale Agreement between Prestige Capital Corporation and insci-statements.com corp.
10.67 Participation Agreement between Prestige Capital Corporation and Selway Partners, LLC.
10.68   Employment Agreement with Henry F. Nelson*
10.69 Investment Agreement as of June 21, 2001 between Selway Partners, LLC, Selway Management, Inc. and insci-statements.com, corp.
10.70 Amendment No. 1 to Management Agreement between insci-statements.com, corp. and Selway Management, Inc.
10.71 Factoring and Security Agreement between INSCI Corp. and Benefactor Funding Corp.
10.72 Settlement Agreement between INSCI Corp. and Key Corporate Capital, Inc. (formerly Leasetec Corporation)
10.73 Second Amendment to Investment Agreement between INSCI Corp., Selway Partners, LLC and CIP Capital, L.P. of an investment agreement dated November 28, 2000.
10.74 Fourth Amendment to Investment Agreement between INSCI Corp. and Selway Partners, LLC of an investment agreement dated June 21, 2001.
10.75 Amendment No. 2 to Management Agreement between INSCI Corp. and Selway Management, Inc.
10.76 Series C Convertible Preferred Stock Purchase Agreement between INSCI Corp. and SCP Private Equity Partners II, L.P.

10.77 Asset Purchase Agreement by and between The Diablo Management Group as Assignee for the Benefit of Creditors of WebWare Corporation and WCORP, Inc. for the assets of WebWare Corporation.
10.78 Note Purchase Agreement between WCORP, Inc. and SCP Private Equity Partners II, L.P.
10.79 Amended and Restated Certificate of Designation of the Preferred Stock of INSCI Corp.
10.80 Amendment No. 1 to Series C Convertible Preferred Stock Purchase Agreement between INSCI Corp. and SCP Private Equity Partners II, L.P.
10.81 Stockholders Agreement between SC Private Equity Partners II, L.P. and CSSMK, LLC.
10.82   Amended and Restated Employment Agreement between INSCI Corp. and Henry
        F. Nelson.
10.83 Series C Convertible Preferred Stock Purchase Agreement between INSCI Corp., Selway Partners, LLC and CIP Caital L.P.
10.84 Certificate of Amendment to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of INSCI Corp.
13.1    Form 10-QSB for the quarter ended June 30, 2003
13.2    Form 10-QSB for the quarter ended September 30, 2003
13.3    Form 10-QSB for the quarter ended December 31, 2003
16.1    Letter regarding change in certifying accountants
16.2    Arthur Andersen LLP letter regarding change in certifying accountants.
21.1    Subsidiaries of the Company
31.1    Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1    Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
        Section 906 of the Sarbanes Oxley Act of 2002. *

----------------------------------

*  Annexed hereto

Unless otherwise noted, the exhibit is incorporated by reference with a prior filing.

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PAGE

Report of Independent Registered Public Accounting Firm                F-2

Consolidated Balance Sheets as of March 31, 2004 and 2003              F-3

Consolidated Statements of Operations for the Years Ended
     March 31, 2004, 2003 and 2002                                     F-5

Consolidated Statements of Stockholders' Equity (Deficit)
     for the Years Ended March 31, 2004, 2003 and 2002                 F-6

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2004, 2003 and 2002                                     F-7

Notes to Consolidated Financial Statements                             F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
INSCI Corp.


We have audited the accompanying consolidated balance sheets of INSCI Corp. as of March 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INSCI Corp. as of March 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years ended March 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ GOLDSTEIN AND MORRIS
------------------------
New York, New York
May 28, 2004

                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003
                    (in thousands, except per share amounts)


                                                             2004       2003
                                                            ------     ------
ASSETS
Current assets:
    Cash                                                    $  751     $  771
    Accounts receivable, net of allowance for doubtful
        accounts of $10 and $38                              2,128      2,118
    Prepaid expenses and other current assets                  358        367
                                                            ------     ------

          Total current assets                               3,237      3,256

Property and equipment, net                                  1,479        201
Capitalized software, net                                      242       --
Goodwill                                                     1,223       --
Other assets                                                   244        172
                                                            ------     ------

                                                            $6,425     $3,629
                                                            ======     ======






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003
                    (in thousands, except per share amounts)

                                                                             2004         2003
                                                                          --------      --------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses                                 $  1,975      $  1,777
    Capital leases, current portion                                             85          --
    Advances against receivables sold with recourse                          1,412           858
    Deferred revenue                                                         2,374         2,026
    Convertible debt, current portion                                         --             456
                                                                          --------      --------

          Total current liabilities                                          5,846         5,117
                                                                          --------      --------

Long term liabilities:
  Long term convertible debt, net of current portion                          --           1,562

  Capital leases, net of current portion                                        42          --
  Other long term liabilities                                                  185          --
                                                                          --------      --------

          Total long term liabilities                                          227         1,562
                                                                          --------      --------
Commitments and contingencies (Note 11)

          Total liabilities                                                  6,073         6,679
                                                                          --------      --------
Stockholders' equity (deficit):

    Series C Convertible Preferred Stock, $.01 par value,
      authorized 6,015 and 0 shares: issued and outstanding
      2683 and none                                                             27          --
    Series B Convertible Preferred Stock, $.01 par value,
      authorized 2,317 and 200 shares: issued and outstanding 123                1             1
    Series A Convertible Preferred Stock, $.01 par value,
      authorized 1,668 and 4,308 shares: issued none                          --            --
    8% Convertible Preferred Stock, $.01 par value,
      authorized 0 shares: issued and outstanding 74                             1             1
    Common stock, $.10 par value, authorized 185,000 shares:
      issued and outstanding 5,992 and 5,276                                   599           527
    Additional paid-in capital                                              54,243        48,338
    Accumulated (deficit)                                                  (54,519)      (51,917)
                                                                          --------      --------

          Total stockholders' equity (deficit)                                 352        (3,050)

                                                                          --------      --------

                                                                          $  6,425      $  3,629
                                                                          ========      ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS YEARS
                       ENDED MARCH 31, 2004, 2003 AND 2002
                    (in thousands, except per share amounts)

                                              2004        2003         2002
                                            --------    --------    --------
Revenues
      Product                               $  3,137    $  3,811    $  2,799
      Services                                 5,692       5,425       5,684
                                            --------    --------    --------
         Total revenues                        8,829       9,236       8,483
                                            --------    --------    --------
Cost of revenues
      Product                                    157         144         133
      Services                                 2,213       1,203       1,688
                                            --------    --------    --------
          Total cost of revenues               2,370       1,347       1,821
                                            --------    --------    --------

Gross profit                                   6,459       7,889       6,662
                                            --------    --------    --------

Expenses
      Sales and marketing                      2,922       2,203       2,019
      Product development                      2,973       2,006       1,727
      General and administrative               2,163       1,896       2,097
      Non-recurring items                        301        --          --
                                            --------    --------    --------
                                               8,359       6,105       5,843
                                            --------    --------    --------

Operating income (loss)                       (1,900)      1,784         819

Interest expense, net                           (424)       (690)       (451)
                                            --------    --------    --------
Income (loss) before extraordinary item       (2,324)      1,094         368
Extraordinary item - Gain from
  extinguishment of debt                        --           289        --
                                            --------    --------    --------

Net income (loss)                           $ (2,324)   $  1,383    $    368
                                            ========    ========    ========

Basic earnings (loss) per common share:
  Income (loss) before extraordinary item   $ (0.458)   $  0.207    $  0.044
  Extraordinary item                            --         0.055        --
                                            --------    --------    --------

  Total                                     $ (0.458)   $  0.262    $  0.044
                                            ========    ========    ========

Diluted earnings (loss) per common share:
  Income (loss) before extraordinary item   $ (0.458)   $  0.122    $  0.044
  Extraordinary item                            --         0.029        --
                                            --------    --------    --------

  Total                                     $ (0.458)   $  0.151    $  0.044
                                            ========    ========    ========

Weighted average shares outstanding:
  Basic                                        5,685       5,276       3,521
                                            ========    ========    ========

  Diluted                                      5,685      10,008       3,521
                                            ========    ========    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  INSCI CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (DEFICIT) YEARS ENDED MARCH 31, 2004, 2003 AND 2002
                    (in thousands, except per share amounts)

                                                                                  ADDITIONAL   ACCUM-
                                      PREFERRED STOCK          COMMON STOCK        PAID-IN     ULATED
                                      SHARES    AMOUNT       SHARES     AMOUNT     CAPITAL     DEFICIT     TOTAL
                                    ----------- ---------- ----------- ---------- ----------- ---------- ----------
BALANCE, MARCH 31, 2001                   861    $      8       1,607   $    161   $ 47,142    $(53,455)   $ (6,144)

8% preferred stock conversion to
   common stock                        (1,893)        (18)      3,613        361       (343)       --          --

8% preferred stock issued as
   dividend on 8% preferred stock       1,112          11        --         --          202        (213)       --

Common stock issued for services         --          --            45          4         18        --            22
Net income                               --          --          --         --         --           368         368
                                     --------    --------    --------   --------   --------    --------    --------
BALANCE, MARCH 31, 2002                    80           1       5,265        526     47,019     (53,300)     (5,754)

8% preferred stock conversion to
   common stock                            (6)       --            11          1         (1)       --          --

Stock options issued for services        --          --          --         --           15        --            15
Conversion of convertible debt to
   Series B preferred stock               123           1        --         --        1,034        --         1,035
Series B preferred stock issued
for payment of interest and fees         --          --          --         --          198        --           198
Series A preferred warrants issued
  to investors                           --          --          --         --           73        --            73
Net income                               --          --          --         --         --         1,383       1,383
                                     --------    --------    --------   --------   --------    --------    --------

BALANCE, MARCH 31, 2003                   197           2       5,276        527     48,338     (51,917)     (3,050)

Issuance of Series C preferred
  Shares                                1,804          18        --         --        3,482        --         3,500

Issuance of common shares for
  purchase of net assets of
  WebWare Corporation                    --          --           716         72        728        --           800
Series B preferred dividend              --          --          --         --         --          (163)       (163)

Series C preferred dividend              --          --          --         --         --           (24)        (24)
Series C preferred stock issued
  as dividend on Series C
  preferred stock                          47           1        --         --           90         (91)       --
Conversion of convertible debt
    to Series C preferred stock           832           8        --         --        1,605        --         1,613

Net (loss)                               --          --          --         --         --        (2,324)     (2,324)
                                     --------    --------    --------   --------   --------    --------    --------
BALANCE, MARCH 31, 2004                 2,880    $     29       5,992   $    599   $ 54,243    $(54,519)   $    352
                                     ========    ========    ========   ========   ========    ========    ========

                                   INSCI CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS
                       ENDED MARCH 31, 2004, 2003 AND 2002
                    (in thousands, except per share amounts)

                                                                 2004              2003            2002 *
                                                                -------           -------         -------
Cash flows from operating activities:
  Net income (loss)                                             $(2,324)          $ 1,383         $   368
  Reconciliation of net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   252               174             294
    Non-cash restructuring and other charges                       (225)             (143)           --
    Convertible debentures issued for services                     --                 174             278
    Convertible debentures issued for interest                     --                 200            --
    Stock options and warrants issued for services and
      expenses                                                     --                  88            --
    Stock issued for services                                      --                --                22
    Stock issued for interest and commitment fees                  --                 198            --
    Gain from extinguishment of certain debt                       --                (289)           --
    Increase in other long-term liabilities for
     scheduled rent increases in long-term leases                   185              --              --
    Changes in assets and liabilities:
         Accounts receivable                                        197              (849)            193
         Prepaid expenses and other current assets                   61              (120)             36
         Other assets                                               (72)                3              60
         Accounts payable and accrued expenses                       37            (1,208)         (1,182)
         Deferred revenue                                           133               543             (38)
                                                                -------           -------         -------

Net cash (used in) provided by operating activities              (1,756)              154              31
                                                                -------           -------         -------

Cash flows from investing activities:
    Purchase of net assets of WebWare Corporation                  (627)             --              --
    Capitalization of software development costs                   (242)             --              --
    Capital expenditures                                           (827)             (118)            (11)
    Proceeds from sale of fixed assets                             --                --                19
                                                                -------           -------         -------

Net cash (used in) provided by investing activities              (1,696)             (118)              8
                                                                -------           -------         -------

Cash flows from financing activities:
    Proceeds from issuance of Series C preferred
       stock                                                      3,500              --              --
    Repayments on capital leases                                    (54)             --              --
    Repayments on short-term debt                                  --                (304)           (220)
    Proceeds from convertible debt                                 --                --               462
    Payment of dividends on Series B preferred
      stock                                                        (163)             --              --
    Repayments on long term convertible debt                       (405)             (182)           --
    Net advances from (repayments of) sale of
      receivables                                                   554               809            (329)
                                                                -------           -------         -------
Net cash provided by (used in) financing activities               3,432               323             (87)
                                                                -------           -------         -------

Net increase (decrease) in cash                                     (20)              359             (48)
Cash at beginning of year                                           771               412             460
                                                                -------           -------         -------

Cash at end of year                                             $   751           $   771         $   412
                                                                =======           =======         =======


* Reclassified for comparative purposes

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS


         INSCI Corp. ("INSCI") develops and markets certain software for the enterprise content management (ECM) market. The Company also develops and markets software for the digital asset management ("DAM") segment of the ECM market through an acquisition of certain assets of WebWare Corporation ("WebWare") (see note on business acquisition) and offers a hosted solution in its data center. The Company's products are distributed on an international basis.


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

         The accompanying consolidated financial statements include the operations of INSCI and its wholly-owned subsidiaries, WCORP, Inc. ("WCORP") and Lognet 2000, Inc. ("Lognet"). WCORP was established on August 26, 2003 to acquire certain assets and liabilities of WebWare. WCORP acquired certain assets and assumed certain liabilities of WebWare on September 5, 2003; and as such the financial results of the Company include the results of WCORP from September 5, 2003 forward. Additional subsidiaries of the Company are InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC") and INSCI (UK) Limited, all of which are no longer active. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

     USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION AND DEFERRED REVENUES

     SOFTWARE LICENSE REVENUE.

         We recognize software license sales in accordance with Statement of Position ("SOP") No. 97-2, SOFTWARE REVENUE RECOGNITION, and SOP No. 98-9, Modification of SOP No. 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




of fair value does not exist for the license element, we use the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element.

When the professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. For software license sales where the license term does not begin until installation is complete, we recognize license and professional services revenue when we complete the installation of the software. For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. For those arrangements where collectibility is not considered probable, revenue is recognized upon cash collections. For subscription license arrangements where we allow customers the rights to unspecified products as well as unspecified upgrades and enhancements during a specified term, the license revenue is recognized ratably over the term of the arrangement.

     SERVICE REVENUES

         Service revenues include revenue from software maintenance contracts and hosting of the Company's software in its data center and systems integration and training revenue. Software maintenance revenue and hosting revenue is recognized ratably over the contract period, generally one year. Systems integration and training revenue is recognized when there are no significant remaining obligations and upon acceptance by the customer of the completed project where the contract is of a short duration for a fixed price. Systems integration and training revenues provided to customers on a time and materials basis are recognized as the related services are performed.

     DEFERRED REVENUES

         Deferred revenues represent (1) payments received from customers for software licenses, services, hosting and maintenance in advance of performing services and (2) amounts deferred in accordance with SOP No. 97-2 and SAB No. 101.

     CAPITALIZED SOFTWARE COSTS

         The Company's policy is to capitalize costs incurred in creating software products once technological feasibility, which we define as completion of beta testing, is established. During the fiscal year ended March 31, 2004 the Company capitalized software development costs in the amount of $242,000. Amortization of these costs will begin when the product is released and is expected to be over a period of three to five years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. As of March 31, 204, the Company has concluded that no impairment charge is required.

         Product development costs include all research and development expenses and software development costs. The Company expenses all software costs associated with establishing technological feasibility. In prior years, because of the insignificant amount of costs incurred between completion of beta testing and general customer release, the Company had not capitalized any software development costs in the accompanying consolidated financial statements.

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

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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

EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share were computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the year ended March 31, 2004, approximately 4.0 million shares from stock options, warrants, convertible securities and convertible debt were excluded because their exercise price exceeded market value and approximately 9.0 million shares from stock options, warrants, convertible securities and convertible debt are not included due to their anti-dilutive effect. For the year ended March 31, 2003, approximately 2.0 million shares from stock options, warrants and convertible debt were excluded because their exercise price exceeded market value. For the year ended March 31, 2002, approximately 1.0 million shares from stock options, warrants and convertible debt were excluded because their exercise price exceeded market value and approximately 3.0 million shares from convertible debt are not included due to their anti-dilutive effect.


  The income (loss) before extraordinary item used in
  determining basic and diluted earnings per share                    FISCAL YEAR ENDED MARCH 31,
  consisted of the following:                                     2004           2003          2002
                                                               ---------------------------------------
BASIC
     Net income (loss) before extraordinary item                $(2,324)        $ 1,094        $   368
     Preferred dividend                                            (278)           --             (213)
                                                                -------         -------        -------
                                                                $(2,602)        $ 1,094        $   155
                                                                =======         =======        =======
DILUTED
     Net income (loss) before extraordinary item                $(2,324)        $ 1,094        $   368
     Interest expense for Convertible debt with Series B
       Convertible Preferred Stock                                 --               127           --
     Preferred dividend                                            (278)           --             (213)
                                                                -------         -------        -------
                                                                $(2,602)        $ 1,221        $   155
                                                                =======         =======        =======

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


  The income (loss) used in determining basic and diluted             FISCAL YEAR ENDED MARCH 31,
  earnings per share consisted of the following:                  2004          2003            2002
                                                               ----------------------------------------
BASIC
     Net income (loss)                                          $(2,324)        $ 1,383        $   368
     Preferred dividend                                            (278)           --             (213)
                                                                -------         -------        -------
                                                                $(2,602)        $ 1,383        $   155
                                                                =======         =======        =======
DILUTED
     Net income (loss)                                          $(2,324)        $ 1,383        $   368
     Interest expense for Convertible debt with Series B
       Convertible Preferred Stock                                 --               127           --
     Preferred dividend                                            (278)           --             (213)
                                                                -------         -------        -------
                                                                $(2,602)        $ 1,510        $   155
                                                                =======         =======        =======

A reconciliation  from the number of shares used in the basic
earnings per share computation to the number of shares used             FISCAL YEAR ENDED MARCH 31,
in the diluted earnings per share computation is as follows:       2004             2003            2002
                                                               -----------------------------------------------
Weighted average shares of common stock outstanding during
  the fiscal year - Basic                                           5,685          5,276             3,521
  8% Convertible Redeemable Preferred Stock                          --              142              --
  Series A Convertible Preferred Stock                               --             --                --
  Series B Convertible Preferred Stock                               --               16              --
  Convertible debt with Series A Convertible
    Preferred Stock                                                  --             --                --
  Convertible debt with Series B Convertible
    Preferred Stock                                                  --            4,574              --
                                                                   ------         ------            ------
Weighted average shares of common stock outstanding during
  the fiscal year - Diluted                                         5,685         10,008             3,521
                                                                   ======         ======            ======




     LONG-LIVED ASSETS

         The Company follows SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Such losses are measured by the excess of the carrying amount over the fair value. No write-downs have been required for the years ended March 31, 2004, 2003 and 2002.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, which include cash, accounts receivable, accounts payable accrued expenses and advances against receivables, approximate fair value due to the short-term nature of these assets and liabilities. The carrying values of the long-term debt, the current portion of long-term debt and our capital lease obligations approximates their fair value given their market rates of interest and maturity schedules.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

         The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. See Note 13 for the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. The allowance for doubtful accounts was $10,000 and $38,000 at March 31, 2004 and 2003, respectively.

     BUSINESS ACQUISITION AND GOODWILL

         On September 5, 2003, the Company's wholly owned subsidiary, WCORP, acquired certain assets and assumed certain liabilities of WebWare Corporation ("WebWare") from Diablo Management Group, as assignee for the benefit of creditors of WebWare. The purchase price was $1.3 million. Additionally, the Company incurred closing costs of $127,000. The Company paid cash of $500,000 and issued 716,204 shares of its common stock valued at $800,000. The Company has granted registration rights for these shares, which are subject to a lock up agreement. This transaction has been accounted for as a purchase and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition.

The components of the purchase price and allocation are as follows (in thousands):

PURCHASE PRICE:
      Cash                                                               $  500
      716,204 shares of INSCI common stock                                  800
      Acquisition costs                                                     127
                                                                         ------

           Total purchase price                                          $1,427
                                                                         ======

ALLOCATION OF PURCHASE PRICE:
      Fair value of assets acquired, net of $783 in liabilities assumed $ 204 Purchase price in excess of fair value of net assets acquired
        allocated to goodwill                                             1,223
                                                                         ------

           Total purchase price                                          $1,427
                                                                         ======




         Goodwill, in accordance with SFAS No. 142, will be tested for impairment annually and whenever there is an impairment indicator. No impairment charges have been recorded as of March 31, 2004.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         Unaudited proforma operating results for the years ended March 31, 2004 and 2003 for the Company, assuming the purchase of the assets of WebWare occurred on March 31, 2002, are as follows (in thousands):

                                                        FISCAL YEAR ENDED
                                                            MARCH 31,
                                                      2004             2003
                                                  -------------    -------------

Revenue                                               $  9,418        $ 10,716
Income (loss) from continuing operations                (4,607)         (6,914)
Net Income (loss)                                       (4,607)         (6,625)
Basic and diluted loss per share from continuing
  operations                                           (0.812)          (0.116)

     RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years consolidated financial statements to conform to current presentation.

     RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-06, PARTICIPATING SECURITIES AND THE TWO-CLASS METHOD UNDER FASB STATEMENT NO. 128, EARNINGS PER SHARE. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on our financial position or results of operations.

         In December 2003, the FASB issued a revised FASB Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN No. 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the application of consolidation policies to variable interest entities and thus, improves comparability between enterprises engaged in activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

         In December 2003, the Securities and Exchange Commission issued SAB No. 104, REVENUE RECOGNITION which supercedes SAB No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. The guidance contained in SAB No. 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As we have already incorporated EITF 00-21 and SAB 101 into our revenue recognition policies, the adoption of SAB 104 did not have a significant impact on our financial statements.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         In August 2003, the EITF reached a consensus on Issue No. 03-05, APPLICABILITY OF AICPA STATEMENT OF POSITION 97-2, SOFTWARE REVENUE RECOGNITION, TO NON-SOFTWARE DELIVERABLES. This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-05 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 did not have a significant impact on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. Subsequently, FASB Staff Position 150-3 indefinitely deferred certain classification and measurement requirements of SFAS No. 150. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing instruments for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on the Company's financial position, results of operations or cash flows.

         In January 2003, the FASB issued FIN No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows (in thousands):

                                                     AS OF MARCH 31,
                                                  2004             2003
                                                 ------            ------

Furniture and fixtures                           $   33            $   45
Equipment                                           677               283
Software                                            563                86
Leasehold improvements                              537                58
                                                 ------            ------
                                                  1,810               472
Less accumulated depreciation and amortization      331               271
                                                 ------            ------
                                                 $1,479            $  201
                                                 ======            ======

Depreciation and amortization expense was $252,000, $174,000 and $294,000 for fiscal years 2004, 2003 and 2002, respectively.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - RELATED PARTY TRANSACTIONS

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

         The Company incurred interest expense on its convertible debt during the fiscal years ended March 31, 2004, 2003 and 2002 of approximately $171,000, $362,000 and $293,000, respectively. This debt was held by Selway and CIP, both related parties. Selway is a related party of INSCI in that two of INSCI's five board of directors' members are affiliated with Selway. CIP is a related party of INSCI in that it is an affiliate of SCP, which is a related party of INSCI. Payments on the convertible debt during the fiscal years ended March 31, 2004 and 2003 totaled $575,000 and $530,000, respectively, for principal and interest.

         The Company paid dividends in the amount of approximately $163,000 to shareholders of its Series B Preferred during the fiscal year ended March 31, 2004. The Series B Preferred is held by Selway and Selway Management, Inc. and CIP, all related parties. The Company issued 46,993 shares of Series C Preferred in payment of dividends in the amount of $91,000 and accrued dividends of $24,000 on its Series C Preferred, held by SCP and CSSMK, related parties, for the fiscal year ended March 31, 2004. Accrued dividends are included under the caption of accrued expenses as of March 31, 2004 in the accompanying consolidated financial statements.

         INSCI engaged Emerging Technology Ventures, Inc. ("ETVI") to manage acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), President of ETVI, is also a director of INSCI. At March 31, 2003 and 2002, approximately $76,000 and $96,000 payable to ETVI, respectively, remained as outstanding liabilities and have been included in accounts payable and accrued expenses in the accompanying consolidated financial statements. As of March 31, 2004, all amounts have been satisfied in full.

         INSCI entered into a Management Consulting Agreement for a term of three years with Selway Management, Inc., an affiliate of Selway. Selway is an affiliate of INSCI in that five of INSCI's ten board of directors' members are affiliated with Selway. The Company satisfied $20,000 in management fees for April 2001 by the issuance of 60,953 shares of the Company's common stock to Selway. The agreement was revised effective May 1, 2001, reducing monthly fees to $15,000 and to allow payment by issuance of convertible debentures. Management fees totaling $ 285,000 and $165,000, respectively, were paid by issuance of convertible debentures in fiscal 2003 and fiscal 2002.

NOTE 5 - ADVANCES AGAINST RECEIVABLES SOLD WITH RECOURSE

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

         During February 2004, the Company entered into a new financing agreement, which replaced its existing arrangement. This agreement provides for the financing of all eligible accounts receivable of the Company with recourse. The agreement calls for advances of 80% of the face amount of the eligible account with fees of 0.25% per annum and interest of 1.50% over prime on a per annum basis. The Company granted a security interest in all of the Company's assets and accounts receivable to the bank.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 6- LONG TERM LIABILITIES

     CAPITAL LEASE OBLIGATIONS


         The Company is obligated under various leases for equipment, which expire at various dates through July 2006. These leases, acquired in the WebWare asset purchase, are classified as capital leases. The assets, acquired in the WebWare asset purchase were capitalized. As such, depreciation of the assets under these capital leases is included in depreciation expense for fiscal year 2004 from September 5, 2003 on. The assets acquired were valued at approximately $180,000, less accumulated depreciation of $35,000, resulting in a net book value of $145,000 as of March 31, 2004.

         Minimum future lease payments under capital lease obligations as of March 31, 2004 are as follows:


YEAR ENDING MARCH 31,
        2005                                  $ 101
        2006                                     36
        2007                                      8
                                              -----
Total future minimum lease payments             145

Less amount representing interest               (18)
                                              -----
Present value of net minimum lease payments     127
Less current portion                            (85)
                                              -----
                                              $  42
                                              =====

     OTHER LONG-TERM LIABILITIES


         Other long-term liabilities consists of rent deferred to future periods as a result of the straight-lining of rent due to scheduled rent increases under the long term-lease.

NOTE 7 - CONVERTIBLE DEBT


     CONVERTIBLE INTO SERIES A CONVERTIBLE PREFERRED STOCK

         During November 2000, INSCI closed $2.0 million of subordinated convertible debt financing ("Series A Convertible Debt") with Selway Partners, LLC and CIP Capital L.P (the "Investors"), both of whom are shareholders of the company.

         The Series A Convertible Debt was convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Preferred Stock (the "Series A Preferred") at a price of $1.30 per share. The Series A Preferred was in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The Series A Convertible Debt called for interest at prime plus 2.5 percent payable in cash or in additional shares of Series A Preferred, at the option of the Investors, and was secured by a subordinated lien on all of INSCI's assets. Unless previously converted into shares of Series A Preferred, principal and interest are payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. At the date of issuance, the Series A Convertible Debt contained a beneficial conversion feature of approximately $107,000, which was recorded as interest expense.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



         As part of the financing, the Investors were granted warrants to purchase 461,538 shares of Series A Preferred at an exercise price of $1.44 per share. The Series A Preferred was in turn convertible on a one-for-two basis into shares of INSCI's Common Stock. The warrants were immediately exercisable and expired in November 2002 and January 2003. The Company valued these warrants using the Black-Scholes option pricing model, using volatility and expected life assumptions of 60% and two years, respectively. The fair value of approximately $180,000 was recorded as interest expense for the year ended March 31 2001.

         Selway was also issued warrants to purchase 200,000 shares of Common Stock at $.72 per share for services rendered in connection with the financing transaction. The warrants were immediately exercisable and expired in November 2003. The Company valued these warrants using the Black-Scholes option pricing model, using volatility and expected life assumptions of 60% and three years, respectively. The fair value of approximately $69,000 was recorded in general and administrative expense for the year ended March 31, 2001.

         On January 17, 2003, the Company, Selway and CIP entered into an agreement, effective as of November 30, 2002 and finalized on March 31, 2003, to refinance the Series A Convertible Debt. The refinancing agreement calls of $2.2 million in Convertible Debentures ("Series A Debentures") and a cash payment of approximately $305,000 (paid on January 17, 2003) to pay the Series A Convertible Debt plus interest accrued thereon, a total of approximately $2.5 million. The Series A Debentures will bear an interest rate of 10% per annum with principal and interest payments of $45,000 per month, $65,000 per month and $80,000 per month in each successive twelve month period commencing December 1, 2002 and a final payment of approximately $308,000 due December 1, 2005. The Series A Debentures are secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and accrued interest on Convertible Debentures will be payable by redemption at the option of the Investors at any time after March 31, 2004. As of March 31, 2003, the Convertible Debt is convertible into Series A Convertible Preferred Stock (the "Series A Preferred"), which is in turn convertible into approximately 18.3 million shares of the Company's Common Stock at a price of $.11 per share. This financing may result in dilution to INSCI's stockholders.

         The Series A Warrants and the Common Stock Warrant granted as part of the November 2000 financing expired in November 2002 and January 2003. The Investors were granted warrants to purchase 461,538 shares of Series A Preferred stock at $1.44 per share, which would be convertible into approximately 5.5 million shares of INSCI Common Stock. These warrants are immediately exercisable and will expire in November 2007 and January 2008. Selway was also issued warrants expiring in November 2008 to purchase 200,000 shares of common stock at $0.72 per share. The Company valued these warrants using the Black-Scholes option pricing model, using volatility and expected life assumptions of 29% and five years, respectively. The fair value of approximately $73,000 was recorded as interest expense in the accompanying consolidated statements of operations for the fiscal year ended March 31 2003.

         On March 1, 2004, the Investors converted the remaining Series A Debentures in the amount of $1,613,217 into 831,726 shares of Series C Convertible Preferred Stock (the "Series C Preferred"), which are convertible into 1,663,452 shares of the Company's Common Stock at a price of $0.9698.

         Long-term convertible debt as of March 31, 2004 and 2003 is as follows (in thousands):

                                  AS OF MARCH 31,
                                   2004      2003
                                  ------   ------

Series A Convertible Debentures   $ --     $2,018
Less: current portion               --        456
                                  ------   ------

                                  $ --     $1,562
                                  ======   ======

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




     CONVERTIBLE INTO SERIES B CONVERTIBLE PREFERRED STOCK

         During June 2001, the Company entered into an Investment Agreement ("Agreement") with Selway, a related party. The Agreement provided up to a sum of $700,000 of subordinated convertible debentures (the "Debentures"). Debentures totaling $585,000 were issued pursuant to this Agreement through Fiscal 2003. The Debentures called for an annual interest rate of 13 percent payable in cash or in additional Debentures and are convertible into Series B Convertible Preferred Stock (the "Series B Preferred") at a price of $10.00 per share, which is convertible into shares of common stock of the Company, as defined in the agreement. The Debentures are secured by a junior lien on all of INSCI's assets. Unless previously converted into shares of Series B Preferred, principal and interest on the Debentures are payable at the earlier of June 15, 2002 or upon demand by the holder. Amendments to the Agreement extend the maturity date of the Debentures through March 31, 2003.

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

         On March 31, 2003, Selway converted the Series B Convertible Debt plus accrued interest thereon totaling approximately $1.2 million into 123,344 of Series B Convertible Preferred Stock at a price of a $10.00 per share. The Series B Preferred calls for dividends in the amount of 13% per annum. As of March 31, 2004, these shares may be converted into 8,634,080 shares of the Company's Common Stock.

NOTE 8 - INCOME TAXES

         At March 31, 2004, the Company had net operating loss ("NOL") carryforwards of approximately $33,600,000, which expire in various years through 2024, available to offset future taxable income. For the years ended March 31, 2003 and 2002, income taxes of $582,000 and $148,000, respectively, were offset by net operating loss carryforwards. At March 31, 2004, 2003 and 2002, INSCI had deferred tax assets amounting to approximately $13,400,000, $12,400,000 and $12,620,000, respectively. The deferred tax assets consist primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by valuation allowances of the same amount.

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

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9- STOCKHOLDERS' EQUITY AND PREFERRED STOCK

     SERIES C CONVERTIBLE PREFERRED STOCK

         On September 5, 2003, the Company and SCP Private Equity Partners II, LP ("SCP") entered into an agreement wherein SCP agreed to purchase 1,546,711 shares of Series C Convertible Preferred Stock ("Series C Preferred") in the Company at a price of $1.9396 per share for a total of $3 million. The 1,546,711 shares of Series C Preferred are convertible on a 2:1 basis into 3,093,422 shares of common stock at the option of the holder.

         On December 31, 2003, the Company entered into an agreement with CSSMK, LLC ("CSSMK"), an entity which is majority owned by Henry F. Nelson, the Company's President and Chief Executive Officer, wherein CSSMK purchased 257,785 shares of Series C for the sum of $500,000 or $1.9396 per share. The 257,785 shares of Series C Preferred are convertible on a 2:1 basis into 515,570 shares of common stock at the option of the holder. In connection with this agreement, CSSMK entered in to a Stockholder's Agreement with SCP Private Equity Partners II, LP ("SCP"). (See Related Party Transactions)

         On March 31, 2004, Selway and CIP, in the aggregate converted $1,613,216 of Series A Debentures into 831,726 shares of Series C Preferred at a price of $1.9396 per share. These shares of Series C Preferred are convertible on a 2:1 basis into 1,663,452 shares of common stock at the option of the holder.

         Series C Preferred provides for annual cumulative dividends at 8% of the original issue price of $1.9396 per share, payable semi-annually in cash or in additional shares of Series C Preferred at the company's option. As of the date of these financial statements, the Company has issued 2,683,215 shares of Series C Preferred, which is convertible into 5,366,430 shares of the Company's common stock. These conversions may result in dilution to INSCI's stockholders.

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

         In the event of any liquidation, whether voluntary or involuntary, before any distribution or payment shall be made to any holders of any junior stock, the holders of Series C Preferred shall be entitled to be paid out of the assets of the Company an amount per share equal to the greater of (a) 200% of the Series C original issue price plus an amount equal to all accrued and unpaid dividends or (b) the price per share a holder of Series C Preferred would have been entitled to receive had all shares of outstanding preferred stock been converted into common stock immediately preceding such liquidation. The Series C Preferred provides for anti-dilution protection. All outstanding shares of Series C Preferred may be redeemed, out of legally available funds as determined by the Company, if certain requirements and or conditions are met on September 1, 2009.

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

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     SERIES B CONVERTIBLE PREFERRED STOCK

         On December 8, 2003, the Company filed an Amended and Restated Certificate of Designation of the Preferred Stock in connection with the designation of the rights and preferences for the Series B Convertible Preferred Stock ("Series B Preferred"), which modified and clarified the rights and preferences of the Company's Series B Preferred.

         Series B Preferred is convertible on a 70:1 basis. As of the date of these financial statements, the Company has issued 123,344 shares of its Series B Preferred, which is convertible into 8,634,080 shares of the Company's common stock. This modifies the earlier designations in which Series B Preferred was convertible as follows: (i) such number of shares of common stock as represents the "Current Value Percentage" (as defined) of total issued and outstanding common stock as of the date of conversion, plus (ii) such additional shares of common stock issuable after the date of conversion as may be necessary to maintain such Current Value Percentage upon the conversion or exercise of other convertible instruments.

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

         In the event of any liquidation, whether voluntary or involuntary, before any distribution or payment shall be made to any holders of any junior stock, the holders of Series B Preferred shall be entitled to be paid out of the assets of the Company an amount per share equal to the greater of (a) 51.6% of the Series B original issue price, which is equivalent to 350% of the original investment, plus an amount equal to all accrued and unpaid dividends or (b) the price per share a holder of Series B Preferred would have been entitled to receive had all shares of outstanding preferred stock been converted into common stock immediately preceding such liquidation. The Series B Preferred provides for anti-dilution protection. All outstanding shares of Series B Preferred may be redeemed, out of legally available funds as determined by the Company, if certain requirements and or conditions are met on March 31, 2006.

         In connection with the June 2002 subordinated convertible debt financing, the Company's Board of Directors created the Series B Preferred consisting of 100,000 shares. The Series B Preferred is convertible at the option of the holder into Common Stock at a conversion price equal to (i) such number of shares of Common Stock as represents the "Current Value Percentage" (as defined) of total issued and outstanding Common Stock as of the date of conversion, plus (ii) such additional shares of Common Stock issuable after the date of conversion as may be necessary to maintain such Current Value Percentage upon the conversion of the 8% Preferred Stock and the Series A Preferred, or exercise of other convertible instruments.

         The Company amended the certificate of designation for the Series B Preferred Stock in connection with the refinancing finalized on March 31, 2003. The Company's Board of Directors increased the number of shares designated as Series B Convertible Preferred Stock from 100,000 to 200,000. The Company further amended the certificate of designation for the Series B Preferred Stock in connection with the conversion of Convertible Debt on March 31, 3004. The number of shares of Series B Preferred was increased from 200,000 shares to 2,317,040 shares of which 123,344 shares have been issued as of the date of these financial statements.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




     SERIES A CONVERTIBLE PREFERRED STOCK

         In connection with the November 2000 subordinated convertible debt financing, the Company's Board of Directors created the Series A Preferred consisting of 4,307,693 shares of which none have been issued as of the date of these financial statements. The Series A Preferred contain limited anti-dilution protection and adjustment rights granted to each share. Each share of Series A Preferred is convertible, at the option of the holder, into two shares of Common Stock, subject to adjustment as defined. Dividends accrue on a cumulative basis at an annual floating rate equal to prime rate plus 2.5 % payable in additional shares of Series A Preferred issued at a price of $1.30 per share, subject to adjustment as defined. The Series A Preferred will also share pari passu on an as converted basis in any dividends declared on the Company's Common Stock. Each share of Series A Preferred shall be entitled to one vote for each share of Common Stock into which it is convertible. The Series A Preferred may be redeemed at any time after five years from date of issuance, out of legally available funds as determined by the Company, for cash at $1.30 per share (subject to adjustment as defined) plus an amount equal to the amount of all declared but unpaid dividends if certain requirements and or conditions are met. In the event of any liquidation, dissolution or winding-up of the Company whether voluntary or involuntary subject to the rights of the holders of 8% Preferred Stock to be paid on a pari passu basis with the Series A Preferred, the holders of the Series A Preferred shall be entitled to an amount equal to $1.30 per share adjusted for any recapitalizations, stock combinations, stock splits and the like with respect to such shares,

         The Company amended the certificate of designation for the Series A Preferred Stock in connection with the refinancing finalized on March 31, 2003. Each share of Series A Preferred is convertible, at the option of the holder, into 11.81818 shares of Common Stock, subject to adjustment as defined.

         The Company amended the certificate of designation for the Series A Preferred Stock in connection with the conversion of Convertible Debt on March 31, 3004. The number of shares of Series A Preferred was reduced from 4,307,693 shares to 1,668,274 shares of which none have been issued as of the date of these financial statements.

     8% CONVERTIBLE REDEEMABLE PREFERRED STOCK

          On October 1, 2001, any outstanding 8% Preferred Stock automatically converted into shares of common stock at the lesser of $3.75 per share or the average bid price for the common stock for twenty consecutive trading days ending five business days prior to October 1, 2001.

         During the first six months of Fiscal 2002, shareholders of this Preferred Stock converted 37,630 preferred shares into 4,090 shares of Common Stock. During the six months ended March 31, 2002, 1,855,037 shares of Preferred Stock were converted into 3,609,020 shares of Common Stock. The terms and conditions of INSCI's 1996 Unit Purchase Agreement (the "Unit Placement") required holders of 8% Preferred Stock to automatically convert the issued and outstanding shares of Preferred Stock into shares of INSCI's Common Stock. In compliance with the Unit Placement, INSCI determined that one share of Preferred Stock was convertible into 19.455 shares of Common Stock.

Other Stockholder's Equity Transactions

         (a) On March 31, 2004, INSCI issued 831,726 shares of Series C Convertible Preferred stock upon the conversion of the Company's Series A Debentures, the principal of which totaled $1,613,217.

         (b) On March 1, 2004, INSCI issued 46,993 shares of Series C Convertible Preferred stock in payment of dividends on that stock.

         (c) On December 31, 2003, INSCI entered into a stock purchase agreement with CSSMK wherein 257,785 shares of INSCI Series C Convertible Preferred stock were issued for the sum of $500,000.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



         (d) On September 5, 2003, INSCI entered into an agreement to purchase certain assets of WebWare. Pursuant to this agreement, 716,204 shares of the Company's common stock, valued at $800,000, were issued.

         (e) On September 5, 2003, INSCI entered into a stock purchase agreement with SCP wherein, as of December 31, 2003, 1,546,711 shares of INSCI Series C Convertible Preferred stock were issued for the sum of $3.0 million.

         (f) As of March 31, 2003, 123,344 shares of INSCI Series B Convertible Preferred stock were outstanding. These shares were issued upon the conversion of $1,035,000 of convertible debentures plus interest and commitment fees thereon.

         (g) As part of the refinancing finalized in March 2003, the Investors were granted warrants to purchase 461,538 shares of Series A Preferred stock at $1.44 per share, which would be convertible into 545,454 shares of INSCI Common Stock. These warrants are immediately exercisable and will expire in November 2007 and January 2008. Selway was also issued warrants expiring in November 2008 to purchase 200,000 shares of common stock at $0.72 per share.

         (h) On December 17, 1999, INSCI entered into an equity transaction with The Tail Wind Fund, Ltd. ("Tail Wind"), wherein the Company received the sum of $2,185,000, net of issuance costs, as a result of the sale of 80,267 shares of Common Stock at $29.90 per share. Additionally, INSCI issued 28,093 warrants to purchase 28,093 shares of Common Stock at $43.00 per share. The Warrants are exercisable for a period of five years. In January 2001, Tail Wind claimed that they are entitled to receive additional shares of Common Stock and a reduction in exercise price of the Common Stock Warrants due to anti-dilution provisions in the original agreement. During Fiscal 2002 an additional 38,748 common shares were issued to The Tail Wind Fund, Ltd. and the stock warrant price was reduced to $2.50 per share.


         (i) The following are summaries of the Company's stock warrant activity:

COMMON STOCK WARRANTS                                       Number           Weighted         Expiration
---------------------                                      of Shares       Average Price         Date
                                                        --------------    --------------    --------------

Balance March 31, 2001                                        108,820             $14.03    Dec 02-Jan 06
     Issued                                                        -
                                                          -----------
Balance March 31, 2002                                        108,820             $14.03    Dec 02-Jan 06
     Canceled                                                 (22,726)            $11.29    Nov 02-Dec 02
     Issued                                                    20,000              $7.20    Nov 08
                                                          -----------
Balance March 31, 2003                                        106,094             $13.33    Oct 03-Nov 08
     Canceled                                                 (15,000)            $38.77    Oct 03-Jan 04
                                                          -----------
Balance March 31, 2004                                         91,094              $9.14    Apr 04-Nov 08
                                                          ===========



SERIES A PREFERRED STOCK WARRANTS                           Number          Weighted          Expiration
---------------------------------                        of Shares       Average Price          Date
                                                       -------------     -------------     ----------------

Balance March 31, 2001                                       461,538             $1.44         Nov 02-Jan 03
     Issued                                                       -
                                                       -------------
Balance March 31, 2002
                                                             461,538             $1.44         Nov 02-Jan 03
     Canceled                                               (461,538)            $1.44         Nov 02-Jan 03
     Issued                                                  461,538             $1.44         Nov 07-Jan 08
                                                       -------------
Balance March 31, 2003                                       461,538             $1.44         Nov 07-Jan 08
     Issued                                                       -
                                                       -------------
Balance March 31, 2004                                       461,538             $1.44         Nov 07-Jan 08
                                                       =============


                                  INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)




         (j) In January 2004, the Company effected a 1:10 reverse stock split resulting in a nine-tenths reduction in the number of shares issued. After the reverse stock split there were 5,992,287 shares of common stock outstanding with a par value of $.10.

         (k) In December 2001, the shareholders approved a resolution, which amended the Company's certificate of incorporation to increase the number of authorized common shares from 40 million to 185 million.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                YEAR ENDED MARCH 31,
                                          2004          2003           2002
                                      -----------    -----------    -----------
Cash paid for interest (in thousands)      $ 445           $ 575          $ 142
                                      ===========    ===========    ===========

Non-cash investing and financing activities:

         During fiscal 2004, the Company issued 831,726 shares of its Series C Convertible Preferred Stock for the conversion of $1,613,217 in convertible debt.

         During fiscal 2004, the Company issued 46,993 shares of its Series C Convertible Preferred Stock in payment of the dividends on this stock.

         During fiscal 2004, the Company issued 716,214 shares of its Common Stock, valued at $800,000, in connection with the purchase of certain assets of WebWare.

         During fiscal 2004, the Company assumed capital lease obligations of approximately $181,000 in connection with the purchase of certain assets of WebWare.

         During fiscal 2004, the Company acquired Goodwill and other assets totaling approximately $2.2 million in connection with the purchase of certain assets of WebWare.

         During fiscal 2003, the Company issued 123,344 shares of its Series B Convertible Preferred Stock for the conversion of $1,035,000 in convertible debt plus interest and commitment fees thereon.

         During fiscal 2003, the Company issued 461,538 and 20,000 warrants to purchase Series A Convertible Preferred Stock and Common Stock, respectively. These warrants were valued at $73,000.

         During fiscal 2003 and 2002, the Company issued 11,350 and 3,613,110 shares, respectively, of its common stock for the conversion of its 8% Convertible Redeemable Preferred Stock.

         During fiscal 2002, the Company issued 111,138 shares of its 8% Convertible Redeemable Preferred Stock in payment of the dividends on this stock.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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


         The Company is involved in other legal proceedings and is subject to various claims that arise in the normal course of business. The Company's management does not expect that the results in any of these proceedings or claims will have a material adverse effect on the Company's consolidated financial position or results of operations.

         The Company had filed two suits against third parties seeking monetary relief for the loss of equipment owned by INSCI Corp. The suits were settled as of March 31, 2004 and formally dismissed in June 2004. The settlement for an aggregate of $125,000 was accrued and is included in the accompanying consolidated financial statements.


     EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with its chief executive officer. The agreement, which continues until March 2006, provides for an annual salary of $350,000, an annual bonus, equity compensation and severance payments, as defined in the agreement.

     LEASE COMMITMENTS

         On October 30, 2003, the Company entered into a new operating lease for office space, which expires in April 2011. The lease includes provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts. The Company relocated to this office space on March 1, 2004.

         The Company is committed under an operating lease for its former office space, which expires in September 2004. The lease includes provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts

         Additionally, the Company leases office space for its Sausalito, California location on a month-to-month basis.

         Minimum payments for the leased properties for subsequent years are as follows (in thousands):

YEAR ENDING MARCH 31,
2005                                                                   $ 318
2006                                                                     413
2007                                                                     441
2008                                                                     441
2009                                                                     441
Thereafter                                                             1,005
                                                                 ------------
                                                                     $ 3,059
                                                                 ============

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




         The Company sublets a portion of its formerly occupied office space under sublease arrangements, which expire in September 2004. The Company will receive $78,000 in sublease income for the year ending March 31, 2005.

         Rent expense for the years end March 31, 2004, 2003 and 2002 was approximately $474,000, $311,000 and $342,000 net of sublease income of approximately $72,000, $60,000 and $0, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) salaried deferred benefit plan covering substantially all employees who have met certain requirements. The Company matches contributions on a discretionary basis as determined by the Board of Directors. Matching contributions expensed for fiscal year 2004 were $56,800. There were no contributions to the plan for fiscal years 2003 and 2002.

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

     DIRECTORS OPTIONS

         The Directors Option Plan (the "Directors Plan") was adopted by the Board of Directors to make service on the Board more attractive to present and prospective directors. The plan has 100,000 authorized shares and provides that each new director receive 10,000 stock options at fair market value on the date of the grant upon being appointed to the Board of Directors. For each three years of service thereafter they are eligible for an additional 10,000 options. In addition, Board members who participate on committees are entitled to receive 2,000 options. The exercise price per share of any option granted under the Directors Plan shall not be less than the fair market value of such shares on the date of grant. Options expire five years from the date of grant, subject to earlier termination in accordance with the terms of the Directors Plan. All rights to exercise options terminate two years following the date the optionee ceases to serve as a director of the company with certain exceptions.

     OTHER STOCK OPTIONS

         The Company does not have a formal plan in place for non-employees. However, from time to time, the Company, with the approval of the Board of Directors, grants stock options to non-employees.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)






The following is a summary of stock option activity:

                                        1992 STOCK OPTION PLAN   DIRECTORS OPTION PLAN
                                                    WEIGHTED                 WEIGHTED
                                         NUMBER     AVERAGE     NUMBER       AVERAGE
                                           OF      EXERCISE      OF          EXERCISE
                                         SHARES     PRICE      SHARES         PRICE
                                         ------     -----      ------         -----

Outstanding at March 31, 2001            3,830      16.84       86,167         15.05
     Granted                              --                    12,000          0.80
     Cancelled                          (1,300)     17.25      (24,167)        14.90
                                       -------                 -------
Outstanding at March 31, 2002            2,530      16.63       74,000         12.78
     Granted                              --                    10,000          1.20
     Cancelled                            --                   (18,000)        11.51
                                       -------                 -------
Outstanding at March 31, 2003            2,530      16.63       66,000         11.38
     Cancelled                          (1,030)     16.68      (22,000)        10.72
                                       -------                 -------
Outstanding at March 31, 2004            1,500      16.60       44,000         11.70
                                       =======                 =======

                                       1997 EQUITY INCENTIVE PLAN OTHER STOCK OPTIONS
                                                    WEIGHTED                 WEIGHTED
                                         NUMBER     AVERAGE     NUMBER       AVERAGE
                                           OF      EXERCISE      OF          EXERCISE
                                         SHARES     PRICE      SHARES         PRICE
                                         ------     -----      ------         -----

Outstanding at March 31, 2001          220,057      26.92      189,085         21.85
     Granted                            11,500       1.89         --
     Cancelled                         (53,049)     28.55      (21,500)        18.17
                                     ---------                --------
Outstanding at March 31, 2002          178,508      24.82      167,585         22.33
     Granted                            10,000       1.00         --
     Cancelled                        (117,250)     28.31     (142,085)        18.67
                                     ---------                --------
Outstanding at March 31, 2003           71,258      15.75       25,500         42.73
     Granted                         1,469,378       1.00         --
     Cancelled                          (2,400)     40.54         --
                                     ---------                --------
Outstanding at March 31, 2004        1,538,236       1.62       25,500         42.73
                                     =========                ========


         Options available for grant under the 1997 Equity Incentive Plan at March 31, 2004 are 1.4 million. Options available for grant under the Directors Option Plan at March 31, 2004 are 45,000.

         The following table summarizes information about stock options outstanding and exercisable at March 31, 2004.

                                        1992 STOCK        DIRECTORS          1997 EQUITY      OTHER STOCK
                                       OPTION PLAN       OPTION PLAN       INCENTIVE PLAN       OPTIONS

Outstanding Option Price Range            $16.60         $.80 - 33.50       $.80 - 75.40     $7.20 - 50.00
Number of Shares                          1,500             44,000            1,538,236          25,500
Weighted Average Life                      1.1               1.9                 9.6              1.0
Weighted Average Exercise Price           $16.60            $11.70              $1.62            $42.73


Exercisable Number of Shares              1,500             36,667             546,700           25,500
Weighted Average Exercise Price           $16.60            $13.85              $2.73            $42.73

     STOCK-BASED COMPENSATION

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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


                                               FISCAL        FISCAL         FISCAL
                                                2004          2003           2002
                                                ----          ----           ----


Net income (loss) before extraordinary item
  applicable to common shareholders:
    Basic - As reported                        $(2,602)    $   1,094     $     155
                                              ========     =========     =========

    Basic - Pro forma                          $(3,053)    $   1,094     $     147
                                              ========     =========     =========

Net income (loss) applicable to
  common shareholders:
  Basic - As reported                          $(2,602)    $   1,383     $     155
                                              ========     =========     =========

  Basic - Pro forma                            $(3,053)    $  1,383      $    147
                                              ========     =========     =========

Basic earnings (loss) per common share:
  As reported
    Income before extraordinary item          $ (0.458)    $   0.207     $   0.044
    Extraordinary item                            --           0.055          --
                                              --------     ---------     ---------
      Total                                   $ (0.458)    $   0.262     $   0.044
                                              ========     =========     =========

Basic earnings (loss) per common share
  Pro forma
    Income before extraordinary item          $ (0.537)    $   0.207     $   0.042
    Extraordinary item                            --           0.055          --
                                              --------     ---------     ---------
      Total                                   $ (0.537)    $   0.262     $   0.042
                                              ========     =========     =========

Diluted earnings (loss) per common share:
  As reported
    Income before extraordinary item          $ (0.458)    $   0.122     $   0.044
    Extraordinary item                           --            0.029          --
                                              --------     ---------     ---------
      Total                                   $ (0.458)    $   0.151     $   0.004
                                              ========     =========     =========

Diluted earnings (loss) per common share
  Pro forma
    Income before extraordinary item          $ (0.537)    $   0.122     $   0.042
    Extraordinary item                           --            0.029          --
                                              --------     ---------     ---------
      Total                                   $ (0.537)    $   0.151     $   0.042
                                              ========     =========     =========

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



         The fair value of each option grant is calculated using the following weighted average assumptions:

                              FISCAL 2004       FISCAL 2003      FISCAL 2002
                              -----------       -----------      -----------
Expected life (years)              10              5 - 10             5
Interest rate                    2.00%             1.25%            5.00%
Volatility                      181.00%            29.00%          226.00%
Dividend yield                     0                 0                0

         INSCI has issued stock options and warrants for services performed to non-employees. The values of these options have been determined as provided in SFAS 123 for stock options using the Black-Scholes option pricing model resulting in charges to the Company's operating results of $15,000 for Fiscal 2003. No options were granted to non-employees in fiscal 2004 and fiscal 2002.


NOTE 14 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     CREDIT CONCENTRATIONS

         Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash with one major financial institution. The balance at times may exceed the federally insured limit of $100,000. Management believes the risk is limited because the institution is a large national institution with a strong financial position.

         The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers. As of March 31, 2004, the Company has more than 10% of its outstanding accounts receivable concentrated with one customer.

     MAJOR CUSTOMERS

         For the year ended March 31, 2004, sales made to one customer accounted for approximately 18% of the Company's total revenues. Amounts due from this customer were approximately 22% of the accounts receivable balance as of March 31, 2004. For the year ended March 31, 2003, sales made to one customer accounted for approximately 19% of the Company's total revenues. Amounts due from this customer were approximately 49% the accounts receivable balance as of March 31, 2003. For the year ended March 31, 2002, sales made to two customers accounted for approximately 22% and 12% of the Company's total revenues. Amounts due from these customers were approximately 33% and 20% of the accounts receivable balance as of March 31, 2002.

NOTE 15 - SEGMENT INFORMATION

         The Company operates as a single reportable segment as a developer and seller of software for electronic document distribution, storage and presentment.

         Revenue was derived from customers in the following geographic areas (in thousands):

                                           YEAR ENDED MARCH 31,
                                  2004              2003             2002
                                -----------  -------------  -------------

     North America                  $7,524         $7,946         $7,166
     Europe                            835            737            665
     Other                             470            553            652
                                -----------  -------------  -------------
                                    $8,829         $9,236         $8,483
                                ===========  =============  =============

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 16 - NON-RECURRING ITEMS

         The Company has charged certain costs totaling approximately $301,000 to operating results for Fiscal 2004. These charges consist of severance, relocation and moving expenses to be incurred as part of a plan to realign the operations of the Company's newly formed subsidiary. At March 31, 2004, the remaining liability for these costs was approximately $90,000. In Fiscal 2001, costs relating to the Company's strategic redirection were charged to operating results. At March 31, 2004, the remaining liability for these restructuring costs was $20,000 for lease commitments. At this time, the remaining accruals appear to be adequate.

NOTE 17 - EXTRAORDINARY ITEM

         In September 2002, the Company agreed to a settlement of an action for nonpayment pursuant to the terms of a capital lease. The equipment acquired under the capital lease was written off as part of the restructuring charge in the quarter ended September 30, 2000. Additionally, in March 2003, the Company settled the remainder of a payment plan by a reduced one-time payment. The settlements resulted in an extraordinary gain of $289,000 ($0.050 per basic share for the fiscal year ended March 31, 2003). The Company has not provided any income taxes related to this gain because of the net operating loss carryforwards. The deferred tax asset consisting of net operating loss carryforwards has been fully offset by a valuation allowance for the same amount.