Form 10KSB/A
period 2004-03-31
INSCI CORP
filed 2004-07-29
CIK 878612

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:                                COMMISSION FILE NUMBER
 MARCH 31, 2004                                                   1-12966
================================================================================
                                   INSCI CORP.
================================================================================
               (Exact name of registrant specified in its charter)

                                 ONE RESEARCH DRIVE, SUITE 200B,
         DELAWARE                       WESTBOROUGH, MA              06-1302773
        ---------                -------------------------------     ----------
(State or other jurisdiction of    (Address of Principal        (I.R.S. Employer
incorporation or organization)       executive offices)      Identification No.)


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

                          COMMON STOCK, $.10 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes      X        No _____
     -----------

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

                        DIRECTORS AND EXECUTIVE OFFICERS

NAME                  CURRENT POSITION WITH COMPANY              DIRECTOR SINCE

Yaron I. Eitan        Director, Chairman                             2000
Henry F. Nelson       Director, Chief Executive Officer,             2001
                      President, Chief Financial Officer
Francis X. Murphy     Director                                       1995
Derek Dunaway         Director                                       2001
Mitchell Klein        Director                                       2001
Amit Avnet            Director                                       2003
Steven Morgenthal     Director                                       2003
Adi Raviv             Director                                       2003
George Calhoun        Director                                       2003
Thomas Rebar          Director                                       2003

           YARON I. EITAN, age 48, was appointed as a Director of the Company in June 2000. Mr. Eitan was the Chairman of Lognet 2000, Inc., prior to its acquisition by the Company in May 2000. Mr. Eitan is a partner at SCP Private Equity Partners and is the founder of Selway Partners LLC, an operating holding company. Mr. Eitan is the Chairman of the Board of Magnolia Broadband Inc. (www.magnoliabroadband.com), DVTel Inc. (www.dvtel.com), Econium Inc. (www.econium.com), Software Technologies Inc., the Q Group and Techonline Inc. Mr. Eitan holds a Masters of Business Administration from the Wharton School of Business of the University of Pennsylvania.

           HENRY F. NELSON, age 46, was appointed as President and Director of the Company in May 2001. Subsequently, Mr. Nelson was appointed Chief Executive Officer and Chief Financial Officer. Mr. Nelson was the Chief Operating Officer of PracticeWorks, Inc., a division of Infocure (INCX:NASDAQ), from December 1999 to 2000. He was a principal in VitalWorks, a technology based start-up from June 1999 until December 1999. Mr. Nelson was Chief Operating Officer of InterQual from November 1996 through June 1999. Prior thereto, he was a founder of Sextant Corporation. Mr. Nelson holds a Bachelor of Science in Business Administration from Northeastern University.

           FRANCIS X. MURPHY, age 56, was elected a Director of the Company in September 1995. He is the founder of Emerging Technology Ventures, Inc. and has served as President from its inception in September 1994. Previously, Mr. Murphy served in executive management positions with various information technology firms. Mr. Murphy also serves on the board of directors of Vizacom, Inc. He holds both a Bachelors of Arts and Masters of Business Administration in Corporate Finance from Adelphi University.

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

           MITCHELL KLEIN, age 53, was elected a Director of the Company in October 2001. Mr. Klein is currently the President of Betapoint Corporation, an investment management company formed in June 1994. Mr. Klein served in various senior management positions with Digital Equipment Corporation for nine years after having been President of his own software development and consulting firm. Mr. Klein is a graduate of the State University of New York at Albany and holds a Master of Arts from the University of Michigan at Ann Arbor. Mr. Klein previously served as a Director of the Company from June 1997 to June 1998.

           AMIT AVNET, age 32, was appointed a Director of the Company in December 2003. Mr. Avnet has, since April 2001, served as the Vice President of Operations of Selway Partners LLC, a New Jersey based operating and holding company that invests in and advises technology companies. Additionally, Mr. Avnet is a Principal of SCP Private Equity Partners, a venture capital and private equity firm with approximately $1 billion under management. From 1999 to 2001, he was Vice President at Tower Hill Capital Group, Inc. He was Financial Advisor to the Chief Executive Officer at Ofer Bros. Group from 1997 to 1999. Mr. Avnet holds a Masters of Business Administration, Magna Cum Laude, from Tel-Aviv University and a Bachelor of Arts in Economics, Cum Laude, from the Technion - Israel Institute of Technology.

           STEVEN MORGENTHAL, age 44, was appointed a Director of the Company in December 2003. Mr. Morgenthal currently serves as Executive in Residence at Selway Partners LLC and served as President and Chief Executive Officer of Regenative Network Management Systems, a Selway company in 2002. He was President of OpenCon Communication Systems, Inc. in 2001 and was Senior Vice President of Global Product Marketing for DataTec Systems, Inc. from 1999 to 2000. He was President of the Enterprise Management Division of Computer Horizons Corp from 1996 to 1999. Mr. Morgenthal was a principal and cofounder of Unified Systems Solutions. Mr. Morgenthal holds a Masters degree from the Stevens Institute of Technology and a Bachelors of Science, Cum Laude, from Pace University.



           ADI RAVIV, age 48, was appointed a Director of the Company in December 2003. Mr. Raviv served as Executive Vice President and Chief Financial Officer of US Wireless Data, Inc. from August 2002 through June 2004. Previously, from 1999 to 2001, he served as Co-Chairman and Chief Financial Officer of THCG, Inc., a publicly traded technology merchant banking and consulting company. From 1996 to 2001, he was a Managing Director of Tower Hill Securities, Inc., the successor of the U.S. investment banking arm of Hambros Bank Limited. Prior to his joining Hambros, Mr. Raviv was an investment banker at Oscar Gruss & Sons, Incorporated from 1994 to 1996 and Lehman Brothers from 1987 to 1993. Mr. Raviv holds a Masters of Business Administration, with honors, from Columbia University's Graduate School of Business and a Bachelors of Arts in International Relations, with honors, from the Hebrew University of Jerusalem.

           THOMAS G. REBAR, age 40, was appointed a Director of the Company in December 2003. Mr. Rebar is a partner of SCP Private Equity Partners, a venture capital and private equity firm with approximately $1 billion under management, since 1996. From 1989 to 1996, he was a Senior Vice President at Charterhouse, Inc. the U.S. investment banking arm of Charterhouse PLC, a leading U.K. merchant bank. From 1987 to 1989, he was a member of the corporate finance department at Bankers Trust Company. Mr. Rebar holds a Masters of Business Administration from New York University Graduate School of Business Administration and a Bachelor of Science from the University of Scranton.

           GEORGE CALHOUN, age 52, was appointed a Director of the Company in December 2003. Dr. Calhoun is the Chairman of the Board of Airnet Communications (NASDAQ: ANCC), a smart antenna and software-defined radio company based in Melbourne, Florida. In 2003, Dr. Calhoun joined the Stevens Institute of Technology in Hoboken, New Jersey as Executive-in-Residence, where he teaches in the Undergraduate Program for Business & Technology at the Howe School of Technology Management. Dr. Calhoun is also a visiting professor at the University of Leiden in the Netherlands. From 1999 to 2002, he served as Chairman and Chief Executive Officer of Illinois Superconductor Corporation (AMEX: ISO), a public company focused on the application of high-temperature superconducting materials and advanced signal processing techniques to the suppression of interference in wireless networks, and he remains a member of their Board of Directors. Dr. Calhoun holds a Ph.D. from the Wharton School of Business of the University of Pennsylvania and a Bachelor of Arts from the University of Pennsylvania. He has published several books on wireless communications.


ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth the compensation for each of the last three (3) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers whose individual remuneration exceeded $100,000 for the fiscal year ended March 31, 2004 (the "Named Executives"). The Company's compensation policies are discussed in "The Compensation Committee" section contained herein.

                           SUMMARY COMPENSATION TABLE

NAME                                                                             SECURITIES
AND                                                                              UNDERLYING          ALL
PRINCIPAL                                                       OTHER ANNUAL      OPTIONS/          OTHER
POSITION                 YEAR        SALARY         BONUS       COMPENSATION        SARS         COMPENSATION
--------                 ----        ------         -----       ------------        ----         ------------



Henry F. Nelson          2004     $335,962          $230,000       $2,400  (1)      1,469,376           --
  Chief Executive        2003     $200,000           $97,717           --                --             --
  Officer                2002     $172,308  (2)           --           --                --             --


Lori R. Frank            2004           --                --           --                --             --
  Chief Executive        2003           --                --           --                --             --
  Officer                2002      $47,105  (3)           --       $1,558  (4)           --             --

Dr. E. Ted Prince        2004           --                --           --                --             --
  Chief Executive        2003           --                --           --                --             --
  Officer                2002           --                --           --                --        $43,269    (5)

* The Company does not have a restricted stock award program.

(1)  In fiscal year 2004, Mr. Nelson received an auto allowance of $2,400.
(2) Mr. Nelson joined the Company in the first quarter of fiscal year 2002. Had he been employed as of the beginning of the fiscal year, his salary would have been $200,000.
(3) During May 2001, Ms. Frank resigned from all positions held with the company. Had she been employed for a full fiscal year, her salary would have been $200,000.
(4)  In fiscal year 2002, Ms. Frank received an auto allowance of $1,558.
(5) Dr. Prince resigned as Chief Executive Officer on November 7, 2000. In fiscal year 2002, Dr. Prince was paid severance in the amount of $43,269.


         The following table provides information concerning options granted to officers and directors during the Fiscal Year ended March 31, 2004 and reflects the potential value of such options assuming 5% and 10% annual stock appreciation.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                     PERCENT OF                                          POTENTIAL REALIZABLE
                                    TOTAL SHARES                                           VALUE AT ASSUMED
                                     UNDERLYING                                            ANNUAL RATES OF
                        NUMBER        OPTIONS                                                STOCK PRICE
                       OF SHARES     GRANTED TO                                            APPRECIATION FOR
                      UNDERLYING    EMPLOYEES IN    EXERCISE        EXPIRATION               OPTION TERM
NAME                    OPTIONS     FISCAL YEAR      PRICE             DATE                5%           10%
----                    -------     -----------      -----             ----                --           ---

Henry F. Nelson         1,469,376     100% (1)       $ 1.00        December 30, 2013     $ 924,100    $2,341,800


(1) No options were granted to employees other than Mr. Nelson during Fiscal year 2004. No options were issued to non-employee directors during Fiscal year
2004.





         The following table sets forth information concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year with respect to each of the named directors and executives:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                               SHARES                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                              ACQUIRED        VALUE        UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/SARS
                            ON EXERCISE      REALIZED      OPTIONS/SARS AT MARCH 31,      AT MARCH 31, 2004 (1)
                                                                     2004
NAME                             #               $        EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE

Henry F. Nelson                  -               -             489,792        979,584       -              -
Yaron I. Eitan                   -               -              12,000        -             -              -
Francis X. Murphy                -               -              10,000        -             -              -
Derek Dunaway                    -               -               8,000          4,000       -              -
Mitchell Klein                   -               -               6,667          3,333       -              -

(1) Calculated by multiplying the number of shares underlying options by the difference between the closing price of the Common Stock as quoted on the Over-The-Counter Bulletin Board on March 31, 2004 and the exercise price of the options.


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

         No cash compensation was paid to non-management directors for the last completed fiscal year. Information related to option grants for these directors is provided under the heading "Options Grants During Fiscal Year 2004" contained herein.

EMPLOYMENT AGREEMENTS

         During 2001 the Company's Compensation Committee recommended to the Board of Directors that they approve the employment agreement for Henry F. Nelson, the Company's Chief Executive Officer, President and Chief Financial Officer. The three-year agreement was effective May 22, 2001 and provided for an annual salary of $200,000 and an annual bonus of up to $50,000 or 10% of profits; whichever was greater, upon the achievement of certain milestones as established by the Board of Directors.

         On December 31, 2003, effective as of April 1, 2003, the Company and its Chief Executive Officer, Henry F. Nelson, entered into an Amended and Restated Employment Agreement (the "Amended Agreement") providing for an annual salary of $350,000 and an annual bonus of 10% of operating income as reported in the Company's annual audited financial statement, subject to adjustment for any non-recurring items as determined by the Compensation Committee. The Company's Compensation Committee and its Board of Directors approved the Amended Agreement.

           Additionally, the Amended Agreement provided equity compensation to Mr. Nelson in the form of three successive stock option grants aggregating 1,469,376 shares of the Company's Common Stock at an exercise price equal to the fair market value as of the preceding 30 trading days, which was $1.00 per share, as follows:
         (i) 489,792 shares fully vested on the date of the grant;
         (ii) An option to purchase 489,792 shares, of which 163,264 shares shall vest on each successive anniversary of the date of the grant for three years; and
         (iii) An option to purchase 489,792 shares of Common Stock which shall become fully vested upon the date the Common Stock has averaged a price of at least $3.00 per share for any 60 consecutive day period as quoted in the Over the Counter market.


           The options have a ten-year term, expiring on December 31, 2013.


         The Company has employment agreements with its other management personnel, which generally continue until terminated by the employee or the Company, and provide for severance payments under certain conditions.

DIRECTORS AND OTHER STOCK OPTIONS

         The Board of Directors adopted the Directors Option Plan in 1992 to make service on the Board more attractive to present and prospective directors. The Directors Plan was amended in September 1995 to increase the number of shares authorized to 100,000. On July 29, 1996 the Directors Plan was amended so that each new director receives 10,000 stock options upon being appointed to the Board of Directors. In addition, the current change of control provision was modified to reflect immediate vesting. Also, board members who participate on committees are entitled to receive 2,000 options.

         The Directors Plan is administered by a committee made up of at least two members of the Board of Directors. The exercise price per share of any option granted under the Directors Plan shall not be less than the fair market value of such shares on the date of grant. Eligible directors include all members of the Board of Directors who are not also employees of the Company or any parent or subsidiary of the Company. Options expire five years from the date of grant, subject to earlier termination in accordance with the terms of the Directors Plan. All rights to exercise options terminate two years following the date the optionee ceases to serve as a director of the Company with certain exceptions. At March 31, 2004 there were 44,000 Directors plan options outstanding and 44,000 options available for future grant.

         During the fiscal year ended March 31, 2004 the Company did not issue any options under the Directors Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, to the best knowledge of the Company, as of June 30, 2004, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company,
(2) beneficial ownership of shares of the Company's common stock by each director and named executive; and (3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

         Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

         Based upon the aggregate of all shares of Common Stock issued and outstanding as of June 30, 2004 in addition to shares issuable upon exercise of options, warrants or rights currently exercisable or becoming exercisable within 60 days following the date of this report and which are held by the individuals named on the table.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                                                    % OF
                                     SHARES OF                                    TOTAL            COMMON
                                       COMMON        OPTIONS/                   BENEFICIAL         STOCK
NAME OF BENEFICIAL OWNER               STOCK          OTHER                     OWNERSHIP      OUTSTANDING(1)

Selway Partners LLC                       105,889      8,130,473 (2)(3)(4)         8,236,362              58.3%
52 Forest Avenue                                                 (5)
Paramus, NJ 07652

CIP Capital L.P.                           42,002      2,732,513 (2)(3)(6)         2,774,515              31.8%
1200 Liberty Park Drive
Building 300
Wayne, PA 19087


SCP Private Equity Partners II, LP        447,627     14,191,411 (7)(9)(10)       14,639,038              73.1%
1200 Liberty Park Drive
Building 300
Wayne, PA 19087

Robert Little                             200,072        101,959 (11)                302,031               5.0%
c/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581

Yaron I. Eitan, Director                        -     14,651,038 (13)(14)         14,651,038              73.1%
c/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581

Henry F. Nelson, CEO                            -      1,012,236 (8)(13)           1,012,236              14.5%
c/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581




                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                   (CONTINUED)

                                                                                                    % OF
                                     SHARES OF                                    TOTAL            COMMON
                                       COMMON        OPTIONS/                   BENEFICIAL         STOCK
NAME OF BENEFICIAL OWNER               STOCK          OTHER                     OWNERSHIP      OUTSTANDING(1)


Francis X. Murphy, Director                     -         10,000 (13)                 10,000               0.2%
c/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581

Derek Dunaway, Director                         -      8,244,362 (9)(13)           8,244,362              58.3%
c/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581

Mitchell Klein, Director                  274,686        197,634 (12)(13)            472,320               7.9%
c/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581

Amit Avnet                                      -      8,236,362 (9)                8,236,362              58.3%
c/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581

Steven Morgenthal                               -      8,236,362 (9)                8,236,362              58.3%
c/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581

Adi Raviv                                       -              -                           -               0.0%
C/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581

George Calhoun                              2,567              -                       2,567               0.0%
C/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581

Thomas Rebar                                    -     14,639,038 (14)             14,639,038              78.3%
C/o INSCI Corp.
One Research Drive, Suite 200B
Westborough, MA 01581

All current directors and executive
  officers as a group                     277,253     15,878,908 (8)(12)(13)(14)  16,156,161              76.6%


(1) Computed on the basis of 5,992,287 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options, warrants, or rights to purchase common stock exercisable within 60 days of the date of this report or Series A Convertible Preferred Stock (convertible on a 1:1.181818 ratio), Series B Convertible Preferred Stock (convertible on a 1:70 ratio) or Series C Convertible Preferred Stock (convertible on a 1:2 ratio), the additional shares of common stock which would be outstanding upon such exercise, purchase or conversion by such person or group.

(2) Includes 272,727 shares of common stock currently issuable upon exercise of preferred stock warrants followed by conversion into common stock.

(3) Includes 831,726 shares of common stock that would be issuable upon the conversion of 415,863 shares of Series C preferred stock.

(4) Includes 20,000 shares of common stock currently issuable upon exercise of a stock warrant.

(5) Includes 7,006,020 shares of common stock that would be issuable upon the conversion of 100,086 shares of Series B Preferred Stock.

(6) Includes 1,628,060 shares of common stock that would be issuable upon the conversion of 23,258 shares of Series B Preferred Stock.

(7) Includes 3,180,534 shares of common stock that would be issuable upon the conversion of 1,590,267 shares of Series C Preferred Stock.


(8) Includes 522,444 shares of common stock that would be issuable upon the conversion of 261,222 shares of Series C Preferred Stock.


(9) Includes 8,236,362 shares deemed to be beneficially owned by Selway Partners which SCP Private Equity Partners II, L.P., Mr. Dunaway, Mr. Avnet and Mr. Morgenthal are affiliated with.

(10) Includes 2,774,515 shares deemed to be beneficially owned by CIP Capital which SCP Private Equity Partners II, L.P. is affiliated with.

(11) Includes 101,959 shares deemed to be beneficially owned by Mr. Little's wife.

(12) Includes 190,967 shares deemed to be beneficially owned by the Revocable Trust of Celia Klein.

(13) Includes the following number of shares of common stock currently issuable upon exercise of stock options held by the following persons: Mr. Eitan 12,000 shares, Mr. Murphy 10,000 shares, Mr. Dunaway 8,000 shares, Mr. Klein 6,667 shares, Mr. Nelson 489,792 shares and all current officers and directors as a group 526,459 shares.

(14) Includes 14,639,038 shares deemed to be beneficially owned by SCP Private Equity Partners II, L.P. which Mr. Eitan and Mr. Rebar are affiliated with. All current officers and directors as a group also includes the shares attributable to SCP Private Equity Partners II, L.P.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



           On September 5, 2003, the Company and SCP Private Equity Partners II, LP ("SCP") entered into an agreement wherein SCP agreed to purchase 1,546,711 shares of Series C Convertible Preferred Stock ("Series C Preferred") in the Company at a price of $1.9396 per share for a total of $3 million. The 1,546,711 shares of Series C Preferred are convertible on a 2:1 basis into 3,093,422 shares of common stock at the option of the holder. SCP is an affiliate of the Company in that the Company's chairman, Yaron I. Eitan, as well as Amit Avnet and Thomas Rebar, directors of the Company, are deemed affiliates of SCP.

         On December 31, 2003, the Company entered into an agreement with CSSMK, LLC ("CSSMK"), an entity which is majority owned by Henry F. Nelson, the Company's President and Chief Executive Officer, wherein CSSMK purchased 257,785 shares of Series C Preferred for the sum of $500,000 or $1.9396 per share. The 257,785 shares of Series C Preferred are convertible on a 2:1 basis into 515,570 shares of common stock at the option of the holder. Additionally, in connection with this agreement, CSSMK entered into a Stockholders Agreement with SCP, wherein the transfer and assignment of its Series C Preferred Stock is restricted pursuant to the terms of the Stockholders Agreement, which also grants SCP rights of first refusal and certain voting rights

           The Company has entered into several agreements with Selway Partners, LLC ("Selway") a technology holding company. The Company's chairman, Yaron Eitan, as well as Derek Dunaway Amit Avnet and Steven Morgenthal, both directors of the Company, are deemed affiliates of Selway. Selway was an existing shareholder of Lognet 2000, Inc. ("Lognet"). The Company acquired Lognet on May 24, 2000 in a stock for stock exchange.

           In November 2000, the Company closed $2.0 million of subordinated convertible debt ("Series A Convertible Debt") financing with Selway, an affiliate, and CIP Capital L.P. ("CIP") (together, the "Investors"). The Series A Convertible Debt was convertible into an aggregate of approximately 1.5 million shares of INSCI Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") at a price of $1.30 per Series A Preferred share. The Series A Preferred was in turn convertible on a ten-for-two basis into shares of INSCI's Common Stock. The Series A Convertible Debt called for interest at prime plus 2.5 percent payable in cash or in additional shares of Series A Preferred, at the option of the investors, and was secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and interest were payable at maturity in five years or upon an earlier redemption on or after two years at the option of the Investors. As part of the financing, the Investors were granted warrants to purchase approximately 462,000 shares of Series A Preferred stock at $1.44 per share. Selway was also issued warrants to purchase 20,000 shares of common stock at $7.20 per share for services rendered in connection with the financing transaction. In addition Selway Management, Inc., an affiliate of Selway, entered into a $20,000 per month management consulting agreement with INSCI for a term of three years. The management fee was payable in either cash or shares of INSCI common stock at INSCI's option. The management agreement was amended in June 2001 whereby the monthly fee was reduced to $15,000 per month as part of the June 2001 financing.


         On January 17, 2003, the Company, Selway and CIP entered into an agreement, effective as of November 30, 2002 and finalized on March 31, 2003, to refinance the Series A Convertible Debt. The refinancing agreement was for $2.2 million in Convertible Debentures ("Series A Debentures") and a cash payment of approximately $305,000 (paid on January 17, 2003) to pay the Series A Convertible Debt plus interest accrued thereon, a total of approximately $2.5 million. The Series A Debentures will bear an interest rate of 10% per annum with principal and interest payments of $45,000 per month, $65,000 per month and $80,000 per month in each successive twelve month period commencing December 1, 2002 and a final payment of approximately $308,000 due December 1, 2005. The Series A Debentures are secured by a subordinated lien on all of the Company's assets. Unless previously converted into shares of Series A Preferred, principal and accrued interest on Convertible Debentures will be payable by redemption at the option of the Investors at any time after March 31, 2004.

         On March 31, 2004, Selway and CIP each converted $806,608 of Series A Debentures into 415,863 shares of Series C Preferred at a price of $1.9396 per share. The 831,726 shares of Series C Preferred are convertible on a 2:1 basis into 1,663,452 shares of common stock at the option of the holder.


         The Series A Preferred Warrants and the Common Stock Warrant issued with the November 2000 financing expired in November 2002 and January 2003. Concurrent with the refinancing, the Investors were granted warrants to purchase 461,538 shares of Series A Preferred stock at $1.44 per share, which would be convertible into 545,454 shares of INSCI Common Stock. These warrants will expire in November 2007 and January 2008. Selway was also issued warrants expiring in November 2008 to purchase 20,000 shares of common stock at $7.20 per share.

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


         On March 31, 2003, Selway converted the Series B Convertible Debt plus accrued interest thereon totaling approximately $1.2 million into 123,344 of Series B Convertible Redeemable Preferred Stock at a price of a $10.00 per share. The Series B Preferred calls for dividends in the amount of 13% per annum. These shares may be converted into 8,634,080 shares of the Company's Common Stock. The 123,344 shares of Series B Preferred are convertible on a 1:70 basis into 8,634,080 shares of common stock at the option of the holder.


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

         INSCI engaged Emerging Technology Ventures, Inc. ("ETVI") to manage acquisition and strategic alliance activities. Mr. Francis X. Murphy ("Mr. Murphy"), President of ETVI, is also a director of INSCI. During Fiscal 2004 and Fiscal 2003, ETVI was paid fees totaling $82,375 and $20,000, respectively, related to these services.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


A) EXHIBITS

              Exhibits are incorporated by reference to the Index of Exhibits provided at the end of the Company's Report on Form 10-KSB.

B) REPORTS ON FORM 8-K

              A Current Report on Form 8-K was filed by the Company on April 28, 2004 dated April 14, 2004, which reported an agreement with Selway Partners LLC ("Selway") and CIP Capital LP ("CIP") whereby, effective March 31, 2004, the issued and outstanding Series A Convertible Debentures are converted into shares of Series C Convertible Preferred Stock. The Company issued an aggregate of 831,726 shares of Series C Convertible Preferred Stock to Selway and CIP for the outstanding Series A Debentures in the sum of $1,613,216.

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

              A Current Report on Form 8-K was filed and dated January 2, 2004, in which we reported that the Company had effectuated a 1:10 reverse stock split and filed an amendment to the Company's Certificate of Incorporation to implement the reverse stock split of the outstanding shares of the Company's common stock.

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

     ALL OTHER FEES

         Fees for other services totaled $3,000 for the fiscal year ended 2003 and related to attendance at the Company's annual meeting of shareholders. The Company was not billed for any other services for the fiscal year ended March 31, 2004.

         The Company's audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor in accordance with SEC policies regarding auditor independence. It is the policy of the Company's audit committee to pre-approve all audit and permitted non-audit services provided by the independent auditor. The Company's audit committee meets with the independent auditor and management on an annual basis, at a minimum, to review the plans and scope of the audit as well as the proposed fees of the independent auditor.

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

                                                       INSCI CORP.


                                                       By: /s/ HENRY F. NELSON
                                                       -----------------------
                                                       Henry F. Nelson,
                                                       Chief Executive Officer,
                                                       President, and
                                                       Chief Financial Officer


Dated July 29, 2004

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes Henry F. Nelson as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any attached amendments to the Company's Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                 TITLE                                   DATE


/S/ HENRY F. NELSON            Chief Executive Officer,            July 14, 2004
-------------------            President, Chief Financial
Henry F. Nelson                Officer and Director

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

/S/ DEREK W. DUNAWAY           Director                            July 14, 2004
--------------------
Derek W. Dunaway

/S/ FRANCIS X. MURPHY          Director                            July 14, 2004
---------------------
Francis X. Murphy

/S/ MITCHELL KLEIN             Director                            July 14, 2004
------------------
Mitchell Klein

/S/ AMIT AVNET                 Director                            July 14, 2004
--------------
Amit Avnet

/S/ STEVEN MORGENTHAL          Director                            July 14, 2004
---------------------
Steven Morgenthal

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

10.76 Series C Convertible Preferred Stock Purchase Agreement between INSCI Corp. and SCP Private Equity Partners II, L.P.
10.77 Asset Purchase Agreement by and between The Diablo Management Group as Assignee for the Benefit of Creditors of WebWare Corporation and WCORP, Inc. for the assets of WebWare Corporation.
10.78 Note Purchase Agreement between WCORP, Inc. and SCP Private Equity Partners II, L.P.
10.79 Amended and Restated Certificate of Designation of the Preferred Stock of INSCI Corp.
10.80 Amendment No. 1 to Series C Convertible Preferred Stock Purchase Agreement between INSCI Corp. and SCP Private Equity Partners II, L.P.
10.81 Stockholders Agreement between SCP Private Equity Partners II, L.P. and CSSMK, LLC.
10.82 Amended and Restated Employment Agreement between INSCI Corp. and Henry F. Nelson.
10.83 Series C Convertible Preferred Stock Purchase Agreement between INSCI Corp., Selway Partners, LLC and CIP Caital L.P.
10.84 Certificate of Amendment to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of INSCI Corp.
13.1      Form 10-QSB for the quarter ended June 30, 2003
13.2 Form 10-QSB for the quarter ended September 30, 2003 13.3 Form 10-QSB for the quarter ended December 31, 2003
16.1      Letter regarding change in certifying accountants
16.2      Arthur Andersen LLP letter regarding change in certifying accountants.
21.1      Subsidiaries of the Company
31.1      Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1      Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
          Section 906 of the Sarbanes Oxley Act of 2002. *

----------------------------------

*  Annexed hereto

Unless otherwise noted, the exhibit is incorporated by reference with a prior filing.