Form 10QSB
period 2004-06-30
INSCI CORP
filed 2004-08-11
CIK 878612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2004

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 For the Transition
         period from                   to
                     -----------------    ------------------

                         Commission file number: 1-12966

                                   INSCI CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                06-1302773
    ------------------------           ------------------------------------
    (State of incorporation)           (IRS employer identification number)

                         One Research Drive, Suite 200B
                              Westborough, MA 01581
                    ----------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (508) 870-4000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---      ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    TITLE OF EACH CLASS                              OUTSTANDING AUGUST 4, 2004
 ----------------------------                        --------------------------
 Common Stock, par value $.10                                 5,992,287

Transitional Small Business Disclosure Format (check one)
Yes     No  X
   ---     ---

                                   INSCI CORP.

                                      INDEX

                                                                                                         PAGE
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet as of June 30, 2004                                                             3

Consolidated Statements of Operations for the Three Months
     Ended June 30, 2004 and 2003                                                                          5

Consolidated Statement of Stockholders' Equity for the Three Months
     Ended June 30, 2004                                                                                   6

Consolidated Statements of Cash Flows for the Three Months
     Ended June 30, 2004 and 2003                                                                          7

Notes to Consolidated Financial Statements                                                                 8

Item 2.   Management's Discussion and Analysis or Plan of Operation                                       14

Item 3.   Controls and Procedures                                                                         23


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                               23

Item 2.   Change in Securities                                                                            23

Item 3.   Defaults Upon Senior Securities                                                                 23

Item 4.   Submission of Matters to a Vote of Security Holders                                             23

Item 5.   Other Information                                                                               24

Item 6.   Exhibits and Reports on Form 8-K                                                                24

Signature                                                                                                 24

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002                                                                                25

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002                                                                                26



                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                    ASSETS
                                    ------
Current assets:
    Cash                                                                 $  250
    Accounts receivable, net of allowance for doubtful accounts of $10    2,049
    Prepaid expenses and other current assets                               506
                                                                         ------
          Total current assets                                            2,805

Property and equipment, net                                               1,767
Capitalized software                                                        616
Goodwill, net                                                             1,223
Other assets                                                                174
                                                                         ------
                                                                         $6,585
                                                                         ======






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              $  2,708
    Advances against accounts receivable sold with recourse                 833
    Deferred revenue                                                      2,357
    Capital leases, current portion                                          67
                                                                       --------
          Total current liabilities                                       5,965
                                                                       --------
Long term liabilities:
    Deferred rent to future periods                                         278
    Capital leases, net of current portion                                   35
                                                                       --------

          Total long term liabilities                                       313
                                                                       --------

Commitments and contingencies

          Total liabilities                                               6,278
                                                                       --------
Stockholders' equity:
    Series C Convertible Preferred Stock, $.01 par value,
      authorized 6,015 shares: issued and outstanding 2,683                  27
    Series B Convertible Preferred Stock, $.01 par value,
      authorized  2,317 shares: issued and outstanding 123                    1
    Series A Convertible Preferred Stock, $.01 par value,
      authorized 1,668 shares: issued none                                 --
    8% Convertible  Preferred Stock, $.01 par value,
      originally authorized 0 shares: issued and outstanding 74               1
    Common stock, $.10 par value, authorized 185,000 shares:
      issued and outstanding 5,992                                          599
    Additional paid-in capital                                           54,243
    Accumulated deficit                                                 (54,564)
                                                                       --------
          Total stockholders' equity                                        307
                                                                       --------
                                                                       $  6,585
                                                                       ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                        2004             2003
                                                       --------        --------
Revenues
  Product                                              $  1,225        $  1,078
  Services                                                1,758           1,000
                                                       --------        --------
    Total revenues                                        2,983           2,078
                                                       --------        --------
Cost of revenues
  Product                                                    63              27
  Services                                                  827             273
                                                       --------        --------

    Total cost of revenues                                  890             300
                                                       --------        --------

Gross profit                                              2,093           1,778
                                                       --------        --------
Expenses
  Sales and marketing                                       741             656
  Product development                                       612             610
  General and administrative                                614             347
                                                       --------        --------
                                                          1,967           1,613
                                                       --------        --------
Operating income                                            126             165

Interest expense, net                                       (26)           (107)
                                                       --------        --------

Net income                                                  100              58

Preferred stock dividends                                  (145)            (41)
                                                       --------        --------
Net income applicable, net (loss) attributable
  to common stockholders                                 $  (45)       $     17
                                                       =======         ========

Earnings (loss) per common share:
  Basic                                                $ (0.007)       $  0.003
                                                       ========        ========

  Diluted                                              $ (0.007)       $  0.002
                                                       ========        ========

Weighted average shares outstanding:
  Basic                                                   5,992           5,276
                                                       ========        ========

  Diluted                                                 5,992          11,368
                                                       ========        ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)
                                 (in thousands)


                                                                                       Additional    Accum-
                                       Preferred Stock            Common Stock          Paid-in      ulated
                                     Shares      Amount        Shares       Amount      Capital      Deficit         Total
                                    --------     --------     --------     --------     --------     --------      --------
BALANCE, MARCH 31, 2004                2,880     $     29        5,992     $    599     $ 54,243     $(54,519)     $    352

  Series B preferred dividend           --           --           --           --           --            (41)          (41)
  Series C preferred dividend           --           --           --           --           --           (104)         (104)
  Net income                            --           --           --           --           --            100           100
                                    --------     --------     --------     --------     --------     --------      --------
BALANCE, JUNE 30, 2004                 2,880     $     29        5,992     $    599     $ 54,243     $(54,564)     $    307
                                    ========     ========     ========     ========     ========     ========      ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                                 (in thousands)


                                                            2004       2003
                                                         ---------   ---------

Cash flows from operating activities:
  Net income                                               $ 100        $  58
  Reconciliation of net income to net cash
   provided by operating activities:
  Depreciation and amortization                              103           27
  Non-cash restructuring and other charges                  --           (100)
  Deferred rent to future periods                             93         --
  Changes in assets and liabilities:
      Accounts receivable                                     79          693
      Prepaid expenses and other current assets             (148)         (49)
      Other assets                                            70           94
      Accounts payable and accrued expenses                  588         (229)
      Deferred revenue                                       (17)         (88)
                                                           -----        -----

Net cash provided by operating activities                    868          406
                                                           -----        -----
Cash flows from investing activities:
  Capitalized software                                      (374)        --
  Capital expenditures                                      (391)         (14)
                                                           -----        -----

Net cash used in investing activities                       (765)         (14)
                                                           -----        -----
Cash flows from financing activities:
  Payments on long term debt                                --            (86)
  Payments on capital leases                                 (25)        --
  Net advances (repayments) from sale of receivables        (579)        (242)
  Series B Preferred dividends paid                         --            (41)
                                                           -----        -----
Net cash used in financing activities                       (604)        (369)
                                                           -----        -----
Net (decrease) increase in cash                             (501)          23
Cash, beginning of period                                    751          771
                                                           -----        -----

Cash, end of period                                        $ 250        $ 794
                                                           =====        =====



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   INSCI CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial statements included in this report have been prepared by INSCI Corp., (the "Company" or "INSCI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2004. The results of the three months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending March 31, 2005.

         INSCI Corp. (OTCBB: INCC) is a leading provider of integrated enterprise content management (ECM) solutions. INSCI's proven technology provides a solid foundation for managing the full spectrum of enterprise content, from documents to e-mail, graphics to video. By bringing digital assets and business content together through a unified Web services platform, INSCI readily enables content use in e-commerce, customer service, brand management and regulatory compliance.

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations and cash flows for the three months ended June 30, 2004 and 2003.

         The accompanying consolidated financial statements for the three months ended June 30, 2004 and 2003 include the operations of INSCI and its wholly-owned subsidiaries, WCORP, Inc. ("WCORP") and Lognet 2000, Inc. ("Lognet"). WCORP was established August 26, 2003 to acquire certain assets and liabilities of WebWare(R) Corporation ("WebWare"). WCORP acquired certain assets and assumed certain liabilities of WebWare on September 5, 2003. Additional subsidiaries of the Company are InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC") and INSCI (UK) Limited, all of which are no longer active. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

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

         In December 2003, the Securities and Exchange Commission issued SAB No. 104, REVENUE RECOGNITION that supercedes SAB No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. The guidance contained in SAB No. 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As we have already incorporated EITF 00-21 and SAB 101 into our revenue recognition policies, the adoption of SAB 104 did not have a significant impact on our financial statements.

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

The components of the purchase price and allocation are as follows (in thousands):

PURCHASE PRICE:
      Cash                                                               $  500
      716,204 shares of INSCI common stock                                  800
      Acquisition costs                                                     127
                                                                         ------

           Total consideration plus acquisition costs                    $1,427
                                                                         ======
ALLOCATION OF PURCHASE PRICE:
      Fair value of assets acquired, net of $783 in liabilities assumed $ 204 Purchase price in excess of fair value of net assets acquired
        allocated to goodwill                                             1,223
                                                                         ------
           Total                                                         $1,427
                                                                         ======

         Goodwill, in accordance with SFAS No. 142, will be tested for impairment annually and whenever there is an impairment indicator. No impairment charges have been recorded as of June 30, 2004.

         Unaudited proforma operating results for the three months ended June 30, 2004 and 2003 for the Company, assuming the purchase of the assets of WebWare occurred on March 31, 2003, are as follows (in thousands, except per share amounts):


                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                    2004            2003
                                                -----------     -----------

Revenue                                             $ 2,983         $ 2,527
Net income (loss)                                       100          (1,167)
Preferred stock dividends                              (145)            (41)
Net income applicable, net (loss) attributable
  to common stockholders                                (45)         (1,208)
Basic and diluted loss per share from continuing
  operations                                         (0.007)         (0.229)

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

         For the three months ended June 30, 2004, approximately 16.4 million shares from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect. For the three months ended June 30, 2003, approximately 25.6 million shares from stock options, warrants and convertible securities were excluded because their exercise price exceeded market value.

  A reconciliation from the number of shares used in the
  basic earnings (loss) per share computation to the
  number of shares used in the diluted earnings (loss)    THREE MONTHS ENDED
  per share computation is as follows:                        JUNE 30,
                                                         2004           2003
                                                      -----------   -----------
Weighted average shares of common stock
  outstanding during the period - Basic                     5,992         5,276
  8% Convertible Preferred Stock                             --             142
Weighted average common equivalent shares due to
   stock options and options                                                  1
Series B Convertible Preferred Stock                         --           5,949
                                                           ------        ------
                                                            5,992        11,368
                                                           ======        ======

MAJOR CUSTOMERS

         For the three months ended June 30, 2004, sales to one customer accounted for approximately 13% of total revenue and accounted for 12% of the Company's accounts receivable at June 30, 2004. For the three months ended June 30, 2003, sales to three of our customers accounted for approximately 17%, 15% and 14% of total revenues. These three customers accounted for 27%, 18% and 22%, respectively, of the Company's accounts receivable at June 30, 2003.

SEGMENT INFORMATION

         The Company operates as a single reportable segment as a developer and distributor of software solutions for the enterprise content management (ECM) market.

Revenue was derived from customers in the following geographic areas (in thousands)

                                           THREE MONTHS ENDED
                                                JUNE 30,
                                        2004              2003
                                    -------------   -------------

North America                            $ 2,713          $ 1,836
Europe                                       185              119
Other                                         85              123
                                    -------------    -------------
                                         $ 2,983          $ 2,078
                                    =============    =============



ADVANCES AGAINST RECEIVABLES SOLD WITH RECOURSE

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

SERIES C CONVERTIBLE PREFERRED STOCK

         On December 31, 2003, the Company entered into an agreement with CSSMK, LLC ("CSSMK"), an entity which is majority owned by Henry F. Nelson, the Company's President and Chief Executive Officer, wherein CSSMK purchased 257,785 shares of Series C Convertible Preferred Stock ("Series C Preferred") for the sum of $500,000 or $1.9396 per share. The 257,785 shares of Series C Preferred are convertible on a 2:1 basis into 515,570 shares of common stock at the option of the holder. In connection with this agreement, CSSMK entered into a Stockholder's Agreement with SCP Private Equity Partners II, LP ("SCP").

           On September 5, 2003, the Company and SCP entered into an agreement wherein SCP agreed to purchase 1,546,711 shares of Series C Preferred Stock in the Company at a price of $1.9396 per share for a total of $3 million. The 1,546,711 shares of Series C Preferred are convertible on a 2:1 basis into 3,093,422 shares of common stock at the option of the holder.


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

RELATED PARTY TRANSACTIONS

         The Company accrued dividends of $104,000 on its Series C Preferred, held by SCP, CSSMK, Selway and CIP, related parties, and accrued dividends of $41,000 on its Series B Preferred, held by Selway and CIP for the period ended June 30, 2004. Accrued dividends are included under the caption of accrued expenses as of June 30, 2004 in the accompanying consolidated balance sheet.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                           THREE MONTHS ENDED
                                                JUNE 30,
                                        2004            2003
                                    ------------    -----------

Cash paid for interest                    $   26        $   115


STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options is equal to or greater than the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No stock options or warrants were granted to employees during the three months ended June 31, 2004 and 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of management's analysis of operations for the three months ("First Quarter of Fiscal 2005") ended June 30, 2004 and the three months ("First Quarter of Fiscal 2004") ended June 30, 2003 should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The following discussion contains forward-looking statements that reflect the Company's business, plans, estimates and beliefs. Our results could differ materially from those discussed in the forward-looking statements.

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

         The ESP+(TM) Solutions Suite provides a highly scalable digital content repository that is a robust platform to meet the demands of high-volume environments that require the preservation of wide-ranging digital assets (legacy computer output, documents, e-mail correspondence, MS Office files, imaged documents and digital voice documents). Its three-tier scalable architecture is designed to meet the unique demands of large-scale implementations, with Java-based API's for seamless integration with third party applications such as Websites, Customer Relationship Management (CRM) service providers and others. The ESP+ Solutions Suite manages billions of documents for decades of immediate availability and supports Internet-based access to this content by thousands of concurrent users.

           ActiveMedia provides a secure, central repository where rich media files such as images, documents, video, animation, voice and other formats of rich media are organized and stored, and may be delivered to desktops, websites, print publications, or video on demand as they are needed. The application is offered as a standard licensed application and is also available in a web-based hosted environment on a subscription basis. The flexible J2EE-based design offers a scalable three-tier architecture that takes advantage of industry standard Web Services description language and a standard operating access protocol (SOAP) application program interface (API). The advanced architecture offers substantially increased market opportunities through the seamless integration with other third party application services providers.

         We distribute our products through a combination of a direct sales force and through Alliance Partners. Revenue is net of discounts and allowances given to Alliance Partners. In Fiscal 2004, 2003 and 2002 we derived approximately 48%, 47% and 43%, respectively, of our total revenues from Alliance Partners. Revenues consist of one time license fees, service revenues and maintenance revenues. Sales to end-users generally include a software license, professional services and maintenance contracts. Additionally, the ActiveMedia product is also offered under a hosting contract. ASP-enabling sales typically include monthly recurring revenues that are recognized as earned. INSCI also markets and licenses products on an international basis through its Alliance Partners. INSCI's strategic relationships include Unisys Corporation, Xerox Corporation, PFPC, EMC Corporation, AGFA and Ascent Media. We consider the development of a successful Alliance Partner program as a key element for our future growth.

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                                2004         2003
                                                  %            %
                                              -------      -------
Revenues
  Product                                        41           52
  Services                                       59           48
                                               ----         ----
    Total revenues                              100          100
                                               ----         ----
Cost of revenues
  Product                                         2            1
  Services                                       28           13
                                               ----         ----

    Total cost of revenues                       30           14
                                               ----         ----
Gross profit                                     70           86
                                               ----         ----
Expenses
  Sales and marketing                            25           32
  Product development                            20           29
  General and administrative                     21           17
                                               ----         ----

    Total expenses                               66           78
                                               ----         ----

Operating income                                  4            8
Interest expense, net                            (1)          (5)
                                               ----         ----
Net income                                        3            3
                                               ====         ====

The following tables compare total revenues for the periods indicated (in thousands):

                                                    THREE MONTHS ENDED JUNE 30,
                                                  2004              2003      % CHANGE
                                            -----------        ---------      ----------
Product revenues                                $ 1,225          $ 1,078             14%
Professional services                               428              150            185
Maintenance and hosting contract revenues         1,330              850             56
                                            -----------        ---------      ---------

      Total revenues                            $ 2,983          $ 2,078             44%
                                            ===========        =========      =========

FIRST QUARTER OF FISCAL 2005 AS COMPARED TO FIRST QUARTER OF FISCAL 2004:

REVENUES

         Revenues for the First Quarter of Fiscal 2005 totaled $3.0 million and increased by $905,000 or 44% compared to revenues of $2.1 million for the First Quarter of Fiscal 2004. Product revenues increased by $147,000 or 14% to $1.2 million in the First Quarter of Fiscal 2005 as compared to $1.1 million in the First Quarter of Fiscal 2004. Professional service revenues of $428,000 increased $278,000, or 185%, in the First Quarter of Fiscal 2005 as compared to $150,000 in the First Quarter of Fiscal 2004. Maintenance and hosting revenues increased $480,000, or 56%, compared to the First Quarter of Fiscal 2004. Maintenance contract revenues are earned ratably over the term of the contract commencing upon receipt of payment or when other acceptance is received. Hosting contract revenues are earned ratably over the period invoiced, typically monthly or quarterly.


         For the First Quarter of Fiscal 2005 we received 13% of our total revenues from one customer. For the First Quarter of Fiscal 2004 we received 17%, 15% and 14% of our total revenues from three customers.

GROSS PROFIT

         Gross profit for the First Quarter of Fiscal 2005 was $2.1 million and increased $315,000 or 18% compared to gross profit of $1.8 million for the prior year period. The increase in aggregate gross profit is related to the increase in product and service revenue as previously noted partially offset by increased service expenses and costs associated with the hosting center. Gross margin decreased to 70% for the First Quarter of Fiscal 2005 from 86% for the prior year period. The decrease in the gross margin percentage is primarily attributable to the hosting center which operates at a lower gross margin percentage.

SALES AND MARKETING


         Sales and marketing expenses for the First Quarter of Fiscal 2005 were $741,000, an increase of $85,000 or 13% from the prior year period. Sales and marketing expenses expressed as a percentage of sales decreased to 25% in the first quarter of Fiscal 2005 compared to 32% in the first quarter of Fiscal 2004. The increase of $85,000 reflects higher commission expenses as a consequence of increased revenues and additional marketing expenses, including expenses associated with a Company branding effort.

PRODUCT DEVELOPMENT

         Product development expenses, net of capitalized software, were $612,000 in the First Quarter of Fiscal 2005 compared to $610,000 in the prior year period. The Company capitalized $374,000 of product development costs associated with the development of a next generation application. This application achieved technological feasibility in the fourth quarter of Fiscal 2004.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $614,000 for the First Quarter of Fiscal 2005 as compared to $347,000 for the prior year period, an increase of $267,000 or 77%. The Company acquired the WebWare assets on September 5, 2003 and the general and administrative expenses attributable to the WebWare related operations for the First Quarter of Fiscal 2005 were $191,000. General and administrative expenses, exclusive of WCORP, increased by $76,000 for the First Quarter of Fiscal 2005 as compared to the prior year period. Expressed as a percentage of revenues, G&A expenses increased to 21% for the first quarter of Fiscal 2005, compared to 17% for the first quarter of Fiscal 2004.

         The Company moved to a new corporate facility that includes a Data Hosting facility on March 1, 2004. The new lease provided for rent abatement through February 2005, although such abatement has been amortized over the entire life of the lease. The Company is obligated for rent expense on the prior facility through September 2004. Accordingly, the Company has recorded rent expense for both facilities in the period ended June 30, 2004.

INTEREST EXPENSE, NET

         Interest expense for the First Quarter of Fiscal 2005 was $26,000, a decrease of $81,000 or 76% from the prior year period. The decrease was due to the lower level of borrowings in the current fiscal quarter as $1.9 million of convertible debt was converted to Series C Convertible Preferred Stock as of March 31, 2004, as well as a lower interest rate on operating debt as a result of the financing arrangement with Silicon Valley Bank.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, the Company had $250,00 of cash and a working capital deficit of $3.2 million in comparison to $794,000 of cash and working capital deficit of $1.9 million at June 30, 2003. As of March 31, 2004, the Company had $751,000 of cash and working capital deficit of $2.6 million. Accounts receivable were $2.0 million at June 30, 2004 and $2.1 million at March 31, 2004. For the quarter ended June 30, 2004, the days sales outstanding (DSO) was 61 days compared to 69 days for the quarter ended March 31, 2004 and 62 days for the quarter ended June 30, 2003.


The Company's cash flows are summarized below for the periods indicated:
(in thousands)

                                        THREE MONTHS ENDED JUNE 30,
                                          2004               2003
                                       ---------          ---------
Cash provided by (used in)
  Operating activities                       868                406
  Investing activities                      (765)               (14)
  Financing activities                      (604)              (369)
                                       ---------          ---------
Net (decrease) increase in cash             (501)                23
Cash, beginning of period                    751                771
                                       ---------          ---------
Cash, end of period                     $    250          $     794
                                       =========          =========


         Net cash provided by operating activities was $868,000 in the First Quarter of Fiscal 2005 compared to net cash provided by operating activities of $406,000 in the prior year period. The increased cash from operations is primarily due to the increased accounts payable and accrued expenses and a decrease in accounts receivable as a result of the decreased DSO.

         Net cash used in investing activities was $765,000 in the First Quarter of Fiscal 2005 compared to $14,000 in the prior year period. The increase in cash used consists of $374,000 of capitalized software development costs and capital expenditures of $391,000 primarily for the completion of the hosted data center and other equipment relating to the relocation of corporate facilities.


         Net cash used by financing activities was $604,000 in the First Quarter of Fiscal 2005 compared to net cash used by financing activities of $369,000 in the prior year period. The use of cash in the First Quarter of Fiscal 2005 was a result of the reduction of $579,000 of advances against accounts receivables.

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


WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO BE PROFITABLE DEPENDS ON A NUMBER OF FACTORS THAT WE MAY BE UNABLE TO CONTROL.

         For the fiscal year ended March 31, 2002 and fiscal year ended March 31, 2003 we reported the first two consecutive profitable fiscal years. The financial performance was the result of a restructuring plan focused on a return to the core operations of the business as several subsidiaries were discontinued and a general reduction of overhead in the core business was implemented. Through our wholly owned subsidiary, WCORP, we acquired certain assets and liabilities of WebWare and as a result, we experienced operating losses in the fiscal year March 31, 2004 while the company focused on integration and market enhancement initiatives. There can be no assurance that a reduction in expenses will affect future revenues or general market position, or that revenues from the acquisition will continue to increase at current levels. Additionally, there can be no assurance that the expense reductions that have been implemented are sustainable over future periods.

         Our quarterly sales and operating results have varied significantly and may vary in the future as a result of several factors such as:

         o   Size and timing of software license orders
         o   Completion of backlog orders
         o   Acceptance and sign off of service contracts
         o   Seasonality
         o   Customer budgetary constraints and timelines
         o   Availability of embedded third party products or tool sets
         o   Availability of Alliance Partner products
         o   Financial condition of Alliance Partners
         o   Variations of Alliance Partner strategies
         o   Product introduction and acceptance
         o   Competitive pricing
         o   License revenues as a percentage of revenues
         o   Changes in product distribution channels
         o   Changes in sales force
         o   Variations in expense levels
         o   Change of business strategy
         o   International exchange rates
         o   Changes in accounting pronouncements

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

BUSINESS RISKS


BECAUSE WE HAVE EXPERIENCED LOSSES WE MAY NEED ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR BUSINESS PLAN.

         In the fiscal year ended March 31, 2004 we experienced a loss from operations of $1.9 million. This loss was funded partially through additional equity offerings. In the future, we may need additional financing to operate our business and implement our business plan. As of June 30, 2004 we had $250,000 of cash and a working capital deficit of $3.2 million in comparison to $751,000 of cash and a working capital deficit of $2.6 million as of March 31, 2004. There can be no assurances, however, that we will be successful in obtaining funds from any such sources. If additional funds are raised by issuance of equity securities, dilution to our stockholders will result. If additional funds are not available, we will be required to modify execution of our business plan.

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

OUR BUSINESS GREATLY DEPENDS ON INDIRECT SALES.

         We depend upon introductions to potential customers by companies with which we maintain strategic alliances for a significant percentage of our sales. Although we have written agreements with UNISYS, Xerox Corporation, Fuji-Xerox, PFPC, Agfa and other value added resellers; the agreements do not require customer introductions nor do they provide for minimum required purchases of our products. If any of the companies with which we maintain strategic alliances decide not to refer potential customers to us, our sales may be reduced and operating losses increased. In addition, there is no assurance that we will be able to maintain our strategic alliances on current terms.

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

HOSTED SOLUTION

         We market our digital asset management application in a hosted data center. The market for success with this model is not clearly demonstrated, and market acceptance of the hosted center is not ensured. To the extent that we experience technological problems or challenges, certain of our customers may seek a market alternative, which may limit market adoption of the hosted model.

         Furthermore, the Company is in the process of transitioning the hosted model from that of a third party to an in-house solution. To the extent that the estimated cost savings are not realized or difficulties arise from such a transition, the business may suffer certain consequences.

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

         The accessibility of the Internet has expanded over the last several years. Technology enhancements and improvements have accelerated the availability of Internet access. To the extent that continued developments in communications, communication standards, availability and accessibility do not continue to expand, the rate of adoption may decline. Additionally, the corporate expansion of the Internet as a commercial communications platform typically requires a capital expenditure and support infrastructure. To the extent that corporate capital expenditures decline or funding for Internet-based programs are reduced, the accessibility and necessary supporting infrastructure may reduce the adoption and performance of the Internet.

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

AS A CONSEQUENCE OF THE REVERSE STOCK SPLIT WE MAY EXPERIENCE SHAREHOLDER LIQUIDITY ISSUES

         We implemented a reverse stock split of 1:10 on January 2, 2004. As a result, the freely traded number of shares on the OTC bulletin board has been substantially reduced. This may give rise to certain liquidity issues relative to the freely traded common stock. This may impair the ability to achieve liquidity within certain periods of trading.

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

THE MEMBERS OF OUR BOARD OF DIRECTORS OWN A LARGE PERCENTAGE OF OUR COMMON STOCK AND CAN INFLUENCE MATTERS REQUIRING THE VOTE OF SHAREHOLDERS.

         On June 30, 2004, our directors and officers beneficially owned, as defined by the SEC, approximately 16 million shares of common stock, representing 77% of the outstanding common stock. Based on their ownership, our directors and officers have the ability to influence matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of our company and the sale of all or substantially all of our assets. Their voting power also may discourage or prevent any proposed takeover.

OUR EXISTING SHAREHOLDERS FACE SUBSTANTIAL DILUTION UPON THE ISSUANCE AND CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK AND CONVERSION OF OUR OUTSTANDING SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE PREFERRED STOCK.

         Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "INCC". As of August 4, 2004 we have 5,992,287 common shares outstanding. The Company's Series B Convertible Preferred Stock is convertible into approximately 8,634,000 shares of common stock. The Company's Series C Convertible Preferred Stock is convertible into approximately 5,366,000 shares of common stock. The average daily trading volume for the 30-day trading period ended August 4, 2004 is 5,524.

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

ITEM 3.  CONTROLS AND PROCEDURES

         (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

                  Our Chief Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on his evaluation, our Chief Executive Officer has concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

                  Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

         (B) CHANGES IN INTERNAL CONTROLS

                  Not applicable.


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

ITEM 2. CHANGE IN SECURITIES


         During March 2004, the Company amended its Amended and Restated Certificate of Designation of its Series A, Series B and Series C Convertible Preferred Stock amending the number of shares authorized for each designation. The total authorized Preferred of 10,000,000 shares is designated as follows:
Series A consists of 1,668,274 authorized shares, Series B consists of 2,317,040 authorized shares and Series C consists of 6,014,686 authorized shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         This item is not applicable.

ITEM 5. OTHER INFORMATION

         This item is not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        This item is not applicable.

(A) EXHIBITS

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

* Annexed hereto

(B) REPORTS ON FORM 8-K

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

                                   INSCI CORP.


Date:  August 11, 2004       By:      /S/ HENRY F. NELSON
                                      --------------------------------------
                                      Henry F. Nelson
                                      Chief Executive Officer, President and
                                      Chief Financial Officer