Form 10QSB
period 2004-09-30
ClearStory Systems, Inc.
filed 2004-12-14
CIK 878612

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d ) of the Securities Exchange Act of 1934
      For the quarterly period ended: September 30, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition period from _____________ to _____________

                         Commission file number: 1-12966

                            CLEARSTORY SYSTEMS, INC.
                             (FORMERLY INSCI CORP.)
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   06-1302773
------------------------------------        -----------------------------------
      (State of incorporation)              (IRS employer identification number)

                         One Research Drive, Suite 200B
                              Westborough, MA 01581
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (508) 870-4000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                             OUTSTANDING DECEMBER 13, 2004
-------------------                             -----------------------------
Common Stock, par value $.10                             5,992,287

Transitional Small Business Disclosure Format (check one)

Yes |_|   No |X|

                            CLEARSTORY SYSTEMS, INC.

                                      INDEX


                                                                          PAGE
                                                                          ----
PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2004
   (Unaudited) and March 31, 2004                                           3

Condensed Consolidated Statements of Operations for the Three and
   Six Months Ended September 30, 2004 and 2003 (Unaudited)                 4

Condensed Consolidated Statements of Cash Flows for the Six Months
   Ended September 30, 2004 and 2003 (Unaudited)                            5

Notes to Condensed Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis or Plan of Operation           10

Item 3. Controls and Procedures                                             22


PART II   OTHER INFORMATION

Item 1. Legal Proceedings                                                   22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 4. Submission of Matters to a Vote of Security Holders                 23

Item 6. Exhibits                                                            23

        Signature                                                           23

        Exhibit Index                                                       24

                            CLEARSTORY SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                    (in thousands, except per share amounts)

                                                               SEPTEMBER 30,     MARCH 31,
                                                                   2004            2004
                                                               ------------    ------------
                                                                (UNAUDITED)
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                    $        694    $        751
     Accounts receivable, net of allowance for
       doubtful accounts of $8 and $10, respectively                  1,664           2,128
     Prepaid expenses and other current assets                          439             358
                                                               ------------    ------------
       Total current assets
                                                                      2,797           3,237

Property and Equipment, net                                           1,720           1,479
Capitalized software                                                  1,008             242
Goodwill, net                                                         1,223           1,223
Other assets                                                            224             244
                                                               ------------    ------------
                                                               $      6,972    $      6,425
                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                     $      2,677    $      1,975
     Advances against accounts receivable sold with recourse          1,067           1,412
     Deferred revenue                                                 2,244           2,374
     Capital leases, current portion                                    146              85
                                                               ------------    ------------
          Total current liabilities                                   6,134           5,846

Long term liabilities:
    Deferred rent                                                       370             185
    Capital leases, net of current portion                              176              42
                                                               ------------    ------------
          Total long term liabilities                                   546             227

Commitments and contingencies

Stockholders' equity:
  Series C Convertible Preferred Stock                                   31              27
  Series B Convertible Preferred Stock                                    1               1
     8% Convertible Preferred Stock                                       1               1
     Common stock                                                       599             599
     Additional paid-in capital                                      54,970          54,243
     Accumulated deficit                                            (55,310)        (54,519)
                                                               ------------    ------------
          Total stockholders' equity                                    292             352
                                                               ------------    ------------
                                                               $      6,972    $      6,425
                                                               ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            CLEARSTORY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ------------------    ------------------
                                         2004       2003       2004       2003
                                       -------    -------    -------    -------

Revenue
  Product                              $   945    $   472    $ 2,170    $ 1,550
  Services                               1,632      1,318      3,390      2,318
                                       -------    -------    -------    -------
    Total revenue                        2,577      1,790      5,560      3,868
                                       -------    -------    -------    -------
Cost of revenue
  Product                                   63         54        126         81
  Services                                 936        412      1,763        685
                                       -------    -------    -------    -------
    Total cost of revenue                  999        466      1,889        766
                                       -------    -------    -------    -------
Gross profit                             1,578      1,324      3,671      3,102
                                       -------    -------    -------    -------
Expenses
  Sales and marketing                      717        638      1,458      1,294
  Product development                      591        700      1,203      1,310
  General and administrative               837        527      1,451        874
  Non-recurring items                     --          380       --          380
                                       -------    -------    -------    -------
                                         2,145      2,245      4,112      3,858
                                       -------    -------    -------    -------
Operating loss                            (567)      (921)      (441)      (756)

Interest expense, net                      (28)      (101)       (54)      (208)
                                       -------    -------    -------    -------
Net loss before taxes                     (595)    (1,022)      (495)      (964)

Provision for taxes                         --         --         --         --
                                       -------    -------    -------    -------

Net loss                                  (595)    (1,022)      (495)      (964)

Preferred stock dividends                 (151)       (43)      (296)       (84)
                                       -------    -------    -------    -------
Net loss attributable to common
  shareholders                         $  (746)   $(1,065)   $  (791)   $(1,048)
                                       =======    =======    =======    =======
Loss per common share:
  Basic and diluted                    $ (0.12)   $ (0.19)   $ (0.13)   $ (0.19)
                                       =======    =======    =======    =======
Weighted average shares outstanding:
  Basic and diluted                      5,992      5,478      5,992      5,378
                                       =======    =======    =======    =======

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            CLEARSTORY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
                                 (in thousands)

                                                              2004        2003
                                                            -------     -------
Cash flows from operating activities:
  Net loss                                                  $  (495)    $  (964)
  Reconciliation of net loss to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                 247          71
  Non-cash restructuring and other charges                       --        (180)
  Deferred rent                                                 185          --
  Changes in assets and liabilities:
      Accounts receivable                                       464         437
      Prepaid expenses and other current assets                 (81)         21
      Other assets                                               20          31
      Accounts payable and accrued expenses                     687         252
      Deferred revenue                                         (130)       (311)
                                                            -------     -------
Net cash provided by (used in) operating activities             897        (643)

Cash flows from investing activities:
  Capitalized software                                         (766)         --
  Capital expenditures                                         (488)        (77)
  Purchase of net assets of WebWare                              --        (627)
                                                            -------     -------
Net cash used in investing activities                        (1,254)       (704)

Cash flows from financing activities:
  Net advances (repayments) from sale of receivables           (345)        169
  Proceeds from sale and leaseback                              240          --
  Payments on capital leases                                    (45)         --
  Proceeds from issuance of Series C preferred stock            450       1,000
  Series B Preferred dividends paid                              --         (84)
  Repayments on long term convertible debt                       --        (144)
                                                            -------     -------
Net cash provided by financing activities                       300         941
                                                            -------     -------

Net decrease in cash                                            (57)       (406)
Cash, beginning of period                                       751         771
                                                            -------     -------
Cash, end of period                                         $   694     $   365
                                                            =======     =======

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            CLEARSTORY SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NATURE OF BUSINESS AND BASIS OF PRESENTATION

      The consolidated financial statements included in this report have been prepared by ClearStory Systems, Inc., (the "Company" or "ClearStory"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2004. The results for the three and six months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending March 31, 2005 or for any other future period.

      On October 28, 2004, at the Annual Meeting of Stockholders, the Company's name was changed from INSCI Corp. to ClearStory Systems, Inc. (OTCBB: CSYS).

      ClearStory is a leading provider of integrated enterprise content management ("ECM") solutions. ClearStory's proven technology provides a solid foundation for managing the full spectrum of enterprise content, from documents to e-mail, and graphics to video. By bringing digital assets and business content together through a unified Web services platform, ClearStory readily enables content use in e-commerce, customer service, marketing content management and regulatory compliance applications.

      In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations for the three and six months ended September 30, 2004 and 2003 and cash flows for the six months ended September 30, 2004 and 2003.

      The accompanying consolidated financial statements for the six months ended September 30, 2004 and 2003 include the operations of the Company and its wholly-owned subsidiaries, WCORP, Inc. ("WCORP") and Lognet 2000, Inc. ("Lognet"). WCORP was established August 26, 2003 to acquire certain assets and liabilities of WebWare(R) Corporation ("WebWare"). WCORP acquired certain assets and assumed certain liabilities of WebWare on September 5, 2003. Additional subsidiaries of the Company are InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC") and INSCI (UK) Limited, all of which are no longer active. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

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

The components of the purchase price and allocation are as follows (in thousands):

Purchase price:
       Cash                                                          $      500
       716,204 shares of ClearStory common stock                            800
       Acquisition costs                                                    127
                                                                     ----------

            Total consideration plus acquisition costs               $    1,427
                                                                     ==========

Allocation of purchase price:
       Fair value of assets acquired, net of $783 in
         liabilities assumed                                         $      204
       Purchase price in excess of fair value of net
         assets acquired allocated to goodwill                            1,223
                                                                     ----------

            Total                                                    $    1,427
                                                                     ==========

      Goodwill, in accordance with SFAS No. 142, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, will be tested for impairment annually and whenever there is an impairment indicator. No impairment charges have been recorded as of September 30, 2004.

      Unaudited pro forma operating results for the six months ended September 30, 2003, assuming the purchase of the assets of WebWare occurred on March 31, 2003, is as follows (in thousands):

                                                                     SIX MONTHS
                                                                        ENDED
                                                                      SEPTEMBER
                                                                      30, 2003
                                                                     ----------
Revenue                                                              $    4,457
Net loss from continuing operations                                      (3,410)
Net loss attributable to common shareholders                             (3,494)
Basic and diluted loss per share attributable to
   common shareholders                                               $    (0.63)

EARNINGS (LOSS) PER COMMON SHARE

      Basic and diluted net earnings (loss) per share is presented in conformity with SFAS No. 128, EARNINGS PER SHARE, for all periods presented. In accordance with SFAS No. 128, basic net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net earnings (loss) per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive.

      For the three and six months ended September 30, 2004, approximately 17.1 million shares from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect. For the three months and six months ended September 30, 2003, approximately 10.6 million and 9.6 million shares, respectively, from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.

GEOGRAPHIC INFORMATION

      The Company operates as a single reportable segment as a developer and distributor of software solutions for the enterprise content management ("ECM") market.

      Revenue was derived from customers in the following geographic areas (in thousands):

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,
                                   -------------------       -------------------
                                    2004         2003         2004         2003
                                   ------       ------       ------       ------

North America                      $2,274       $1,545       $4,980       $3,381
Europe                                195          111          387          230
Other                                 108          134          193          257
                                   ------       ------       ------       ------

                                   $2,577       $1,790       $5,560       $3,868
                                   ======       ======       ======       ======

ADVANCES AGAINST RECEIVABLES SOLD WITH RECOURSE

      On November 2, 2004, the Company entered into a new factoring agreement ("Factoring Agreement") with Benefactor Funding Corporation ("Benefactor") which replaced its existing financing agreement with another financing company. Pursuant to the Factoring Agreement, the Company will sell certain accounts receivable to Benefactor at a purchase price, for each accepted account, equal to (i) 98.75% of the face amount of the applicable account receivable less (ii) Benefactor's fees and the amount of any trade or cash discounts, credits or allowances, set-offs or any other applicable reductions or adjustments. The Company has also granted Benefactor a security interest in all of the Company's assets to secure the payment and performance of all obligations under the Factoring Agreement.

SERIES C CONVERTIBLE PREFERRED STOCK

      On September 22, 2004, the Company amended its Series C Convertible Preferred Stock Purchase Agreements dated as of September 9, 2003 and December 31, 2003 with SCP Private Equity Investors II, LP ("SCP") and CSSMK, LLC ("CSSMK"), respectively, whereby the Company sold an additional 180,450 shares of Series C Convertible Preferred Stock ("Series C Preferred") at $1.9396 per share to SCP for the sum of $350,000 and sold an additional 51,557 shares of Series C Preferred to CSSMK at $1.9396 per share for the sum of $100,000.

      For the period ended September 30, 2004, the Company also issued a total of $281,000 of Series C Preferred in settlement of accrued dividends of $81,000 on its Series B Convertible Preferred Stock ("Series B Preferred") and $200,000 in accrued dividends on its Series C Preferred. The Company has recorded an additional $38,000 in accrued dividends associated with its Series B Preferred and Series C Preferred at September 30, 2004.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                 2004      2003
                                                                -----     -----
                                                                 (IN THOUSANDS)
Non-cash investing and financing activities:
  Series C Preferred Stock issued in settlement
        of accrued dividends                                    $ 281     $  --
  Common Stock issued in connection with the
        purchase of certain assets of WebWare
                                                                   --       800
  Capital lease obligations assumed with the
        purchase of certain assets of WebWare
                                                                   --       181
  Goodwill and other assets acquired in connection
        with the purchase of certain assets of WebWare
                                                                   --     1,898

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

      The Company computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of September 30, 2003 and 2004, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

      The effect of applying SFAS No. 123 would be as follows:

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                              ------------------------    ------------------------
                                                                  2004         2003           2004         2003
                                                              ----------    ----------    ----------    ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss attributable to common shareholders  - As reported   $     (746)   $   (1,065)   $     (791)   $   (1,048)
                                                              ==========    ==========    ==========    ==========
Net loss attributable to common shareholders  - Pro forma     $     (877)   $   (1,065)   $   (1,053)   $   (1,048)
                                                              ==========    ==========    ==========    ==========

Basic and diluted net loss per share:
     As reported                                              $    (0.12)   $    (0.19)   $    (0.13)   $    (0.19)
                                                              ==========    ==========    ==========    ==========
     Pro forma - SFAS 123                                     $    (0.15)   $    (0.19)   $    (0.18)   $    (0.19)
                                                              ==========    ==========    ==========    ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ("SECOND QUARTER OF FISCAL 2005") AND THE SIX MONTHS ("FIRST HALF OF FISCAL 2005") ENDED SEPTEMBER 30, 2004 AND THE THREE MONTHS ("SECOND QUARTER OF FISCAL 2004") AND THE SIX MONTHS ("FIRST HALF OF FISCAL 2004") ENDED SEPTEMBER 30, 2003 AND DISCUSSION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-QSB AND THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2004, WHICH HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR BUSINESS, PLANS, ESTIMATES AND BELIEFS. OUR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

      On October 28, 2004, at our Annual Meeting of the Stockholders, we received approval to change our name from INSCI Corp. to ClearStory Systems, Inc. to more appropriately describe our current positioning as a leading provider of solutions to the enterprise content management ("ECM") market. Our highly scalable solutions provide storage, access and presentment for mission-critical documents, reports, statements, e-mail and high-value digital assets necessary for business operations, or regulatory compliance. The industry recognized that highly scaleable archive solutions support high volume ingestion, digital asset preservation, and on-line presentment and delivery functions via internal networks, or via the World Wide Web. With the addition of web-enabled capabilities, our customers can take advantage of e-commerce to improve communication, customer satisfaction, and productivity while potentially decreasing operating costs. We have acquired certain assets and liabilities of WebWare Corp., a leading provider of content management solutions for the digital asset management ("DAM") market on September 5, 2003. These advanced solutions offer broad management capability for rich media content such as video, voice, audio, graphics and related media.

      We were founded to capture and preserve high volumes of mission critical business information. Our product offering includes web-based presentment capabilities for documents such as bank statements, 401(k) statements, customer and vendor statements, explanation of benefits ("EOBs"), and transaction confirmation documents. We have expanded our product offerings to include e-mail archiving and notification capabilities as well as the ability to capture, store and deliver high value digital assets such as video, voice on demand, graphics and presentations. These offerings provide our customers with the ability to increase internal communication, improve productivity and increase customer satisfaction and communication. With the addition of the WebWare ActiveMedia(TM) product offering, we have substantially expanded our digital archive and rich media asset management capabilities and support business efforts such as video and voice on demand, and marketing content management.

      The ESP+(TM) Solutions Suite provides a highly scalable digital content repository that is designed to meet the demands of high-volume environments that require the preservation of wide-ranging digital assets (legacy computer output, documents, e-mail correspondence, MS Office files, imaged documents and digital voice documents). Its three-tier scalable architecture is designed to meet the unique demands of large-scale implementations, with Java-based application program interface ("API") for seamless integration with third party applications such as Websites, Customer Relationship Management ("CRM") service providers and others. The ESP+ Solutions Suite manages millions of documents for immediate availability and supports internet-based access to this content by thousands of concurrent users.

      ActiveMedia provides a secure, central repository where rich media files such as graphics, documents, video, animation, voice and other formats of rich media are organized and stored, and may be delivered to desktops, websites, print publications, or video on demand. The application is offered as a standard licensed application and is also available in a web-based hosted environment on a subscription basis. The flexible Java 2 Enterprise Edition ("J2EE") based design offers a scalable three-tier architecture that takes advantage of industry standard Web Services description language and a standard operating access protocol ("SOAP") application program interface ("API"). The advanced architecture offers substantially increased market opportunities through the seamless integration with other third party application services providers.

      We distribute our products through a combination of our direct sales force and through our Alliance Partners. Revenue is net of discounts and allowances given to our Alliance Partners. In Fiscal 2004 and 2003, we derived approximately 48% and 47%, respectively, of our total revenues from our Alliance Partners. Revenues consist of one time license fees, and service, maintenance and subscription revenues. Sales to end-users generally include a software license, professional services, and maintenance contracts. Additionally, the Active Media product is also offered under a hosting contract whereby we are the application service provider ("ASP"). ASP sales typically include monthly recurring revenues that are recognized as earned. We also market and license our products on an international basis through our Alliance Partners. Our strategic relationships include Unisys Corporation, Xerox Corporation, PFPC, AGFA and Ascent Media. We consider the development of a successful Alliance Partner program as a key element for our future growth.

SIGNIFICANT ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was recently issued by the SEC, requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2004, which has been filed with the SEC, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

      Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. The areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, primarily goodwill and capitalized software costs. Capitalized software costs, which consist primarily of payroll and related expenses, is capitalized once technological feasibility, which is defined as completion of beta testing, is established. It is then amortized when the product is released over an estimated useful life of three to five years.

      We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

COMPARISON OF RESULTS OF OPERATIONS

The following tables compare total revenues for the periods indicated (in thousands):

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                               2004        2003      % CHANGE
                                             --------    --------    --------

Product revenues                             $    945    $    472         100%
Professional services                             323         174          86
Maintenance and hosting contract revenues       1,309       1,144          14
                                             --------    --------    --------

      Total revenues                         $  2,577    $  1,790          44%
                                             ========    ========    ========

                                              SIX MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                               2004        2003      % CHANGE
                                             --------    --------    --------

Product revenues                             $  2,170    $  1,550          40%
Professional services                             751         324         132
Maintenance and hosting contract revenues       2,639       1,994          32
                                             --------    --------    --------

      Total revenues                         $  5,560    $  3,868          44%
                                             ========    ========    ========

SECOND QUARTER OF FISCAL 2005 AS COMPARED TO SECOND QUARTER OF FISCAL 2004:

REVENUES

      Revenues for the Second Quarter of Fiscal 2005 increased by $787,000, or 44%, to $2,577,000 as compared to revenues of $1,790,000 for the Second Quarter of Fiscal 2004. Approximately $562,000 of the total revenue increase was attributable to the inclusion of WebWare for the entire Second Quarter of Fiscal 2005. Product revenues increased by $473,000, or 100%, to $945,000 in the Second Quarter of Fiscal 2005 as compared to $472,000 in the Second Quarter of Fiscal 2004. The increase in product revenues was due to increased product sales of $249,000 and an increase of $224,000 of WebWare products included in the operations for the entire second quarter in Fiscal 2005. Professional service revenues increased $149,000, or 86%, to $323,000 in the Second Quarter of Fiscal 2005 as compared to $174,000 in the Second Quarter of Fiscal 2004. The increase in professional services revenues was due to increased product sales and an increase of $68,000 of WebWare professional services included in the operations for the entire Second Quarter of Fiscal 2005. Maintenance and hosting revenues increased $165,000, or 14%, to $1,309,000 in the Second Quarter of Fiscal 2005 as compared to $1,144,000 in the Second Quarter of Fiscal 2004. The increase in maintenance and hosting revenues was primarily due to an increase of $270,000 in WebWare maintenance and hosting revenues included in the operations for the entire second quarter in Fiscal 2005 which was partially offset by reduced maintenance renewals. Maintenance contract revenues are earned ratably over the term of the contract commencing upon receipt of payment or when other acceptance is received. Hosting contract revenues are earned ratably over the period invoiced, typically monthly or quarterly.

      For the Second Quarter of Fiscal 2005, two customers accounted for 23% and 11% of our total revenues while one customer accounted for 26% of our total revenues for the Second Quarter of Fiscal 2004.

GROSS PROFIT

      Gross profit for the Second Quarter of Fiscal 2005 increased $254,000 or 19% to $1,578,000 as compared to gross profit of $1,324,000 for the Second Quarter of Fiscal 2004. The increase in gross profit is related to the increase in product and service revenue as previously noted partially offset by increased service expenses and costs associated with the hosting center. Gross margin percentage decreased to 61% for the Second Quarter of Fiscal 2005 from 74% for the Second Quarter of Fiscal 2004. The decline in gross margin was primarily the result of the inclusion of service and maintenance revenues associated with WebWare which currently operate at substantially lower gross margins than our historical performance and the inclusion of costs associated with our hosting center as we continue to invest in this solution.

SALES AND MARKETING

      Sales and marketing expenses for the Second Quarter of Fiscal 2005 increased $79,000, or 12%, to $717,000, as compared to $638,000 for the Second Quarter of Fiscal 2004. The increase of $79,000 is primarily due to the expansion of our direct sales force, increased marketing expenses due to costs associated with WebWare being included in the operations for the entire Second Quarter of 2005 and an increase in marketing costs associated with the re-branding of our suite of products along with our Company name change to ClearStory Systems, Inc.

      Sales and marketing expenses expressed as a percentage of sales decreased to 28% in the Second Quarter of Fiscal 2005 compared to 36% in the Second Quarter of Fiscal 2004 primarily due to the increase in revenue.

PRODUCT DEVELOPMENT

      Product development expenses, net of capitalized software, for the Second Quarter of Fiscal 2005 decreased by $109,000, or 16%, to $591,000 as compared to $700,000 for the Second Quarter of Fiscal 2004. We capitalized $391,000 of product development costs associated with the development of our next generation application in the Second Quarter of Fiscal 2005 as compared to none in the Second Quarter of Fiscal 2004. This application achieved technological feasibility in the fourth quarter of Fiscal 2004. Excluding the impact of the software capitalization, total product development expenses for the Second Quarter of Fiscal 2005 would have increased by $282,000, or 40%, to $982,000 as compared to $700,000 for the Second Quarter of 2004. The increase in product development costs is attributable to the product development efforts associated with our next generation application mentioned above and the further development of formalized quality assurance and documentation procedures.

      Product development expenses, excluding the impact of the software capitalization, expressed as a percentage of sales was 38% in the Second Quarter of Fiscal 2005, compared to 38% in the Second Quarter of Fiscal 2004.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the Second Quarter of Fiscal 2005 increased $310,000, or 59%, to $837,000 as compared to $527,000 for the Second Quarter of Fiscal 2004. We moved to a new corporate facility that includes a data-hosting center on March 1, 2004. While the new lease provides for rent abatement through February 2005, we continued to be obligated for rent on our previous facility through September 2004. Accordingly, we recorded rent expense for both facilities for the Second Quarter of Fiscal 2005, which resulted in an increase of rent expense of $113,000 compared to the Second Quarter of Fiscal 2004. The remainder the increase in general and administrative expense is primarily attributable to the inclusion WebWare general and administrative expense for the entire Second Quarter of Fiscal 2005 and $80,000 for state and local taxes associated with previous years.

      General and administrative expense, expressed as a percentage of revenues, was 29% for both the Second Quarter of Fiscal 2005 and Fiscal 2004.

NON-RECURRING ITEMS

      The non-recurring items of $380,000 for the Second Quarter of Fiscal 2004 consisted of severance, relocation, and moving expenses and other charges incurred as part of a plan to realign our operations subsequent to the acquisition of WebWare.

INTEREST EXPENSE, NET

      Interest expense for the Second Quarter of Fiscal 2005 decreased $73,000, or 72%, to $28,000 as compared to $101,000 for the Second Quarter of Fiscal 2004. The decrease was due to the lower level of borrowings in the current fiscal quarter as $1.9 million of convertible debt was converted to Series C Convertible Preferred Stock as of March 31, 2004, as well as a lower interest rate on operating debt.

PROVISION FOR TAXES

      No provision for or benefit from federal, state or foreign income taxes was recorded for the Second Quarter of Fiscal 2005 or for the Second Quarter of Fiscal 2004 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

FIRST HALF OF FISCAL 2005 AS COMPARED TO FIRST HALF OF FISCAL 2004:

REVENUES

      Revenues for the First Half of Fiscal 2005 increased by $1,692,000, or 44%, to $5,560,000 as compared to revenues of $3,868,000 for the First Half of Fiscal 2004. Approximately $2,063,000 of the total revenue increase was attributable to the inclusion of WebWare for the entire First Half of Fiscal 2005. Product revenues increased by $620,000 or 40% to $2,170,000 in the First Half of Fiscal 2005 as compared to $1,550,000 in the First Half of Fiscal 2004. Approximately $1,084,000 of the increase in product revenues was due to WebWare being included in the operations for the entire First Half in Fiscal 2005. This increase was partially offset by a decrease of $457,000 in revenue from our ESP products. Professional service revenues increased $427,000, or 132%, to $751,000 in the First Half of Fiscal 2005 as compared to $324,000 in the First Half of Fiscal 2004 due to increased product installations and $321,000 from having WebWare included in the operations for the entire First Half of Fiscal 2005. Maintenance and hosting revenues increased $645,000, or 32% to $2,639,000 in the First Half of Fiscal 2005 as compared to $1,994,000 in the First Half of Fiscal 2004. The increase in maintenance and hosting revenues was primarily due to an increase of approximately $668,000 in hosting revenue and $190,000 in maintenance revenue related to WebWare being included in the operations for the entire First Half in Fiscal 2005.

      For the First Half of Fiscal 2005, one customer accounted for approximately 12% of our total revenues while two customers accounted for approximately 17% and 12% of out total revenue for the First Half of Fiscal 2004.

GROSS PROFIT

      Gross profit for the First Half of Fiscal 2005 increased $569,000, or 18%, to $3,671,000 as compared to gross profit of $3,102,000 for the First Half of Fiscal 2004. The increase in gross profit is related to the increase in product and service revenue as previously noted. Gross margin decreased to 66% for the First Half of Fiscal 2005 as compared to 80% for the First Half of Fiscal 2004. The decline in gross margins was primarily the result of the inclusion of service and maintenance revenues associated with WebWare, which currently operate at substantially lower gross margins than our historical gross margins and additional costs associated with our hosting center as we continue to invest in this solution.

SALES AND MARKETING

      Sales and marketing expenses for the First Half of Fiscal 2005 increased $164,000, or 13%, to $1,458,000 as compared to sales and marketing expenses of $1,294,000 for the First Half of Fiscal 2004. The increase in sales and marketing expenses was attributable to higher commissions as a result of the increase in revenues and an increase in marketing costs associated with the our re-branding of our suite of products along with our Company name change to ClearStory Systems, Inc.

      Sales and marketing expenses expressed as a percentage of sales decreased to 26% in the First Half of Fiscal 2005 compared to 34% in the First Half of Fiscal 2004.

PRODUCT DEVELOPMENT

      Product development expenses, net of capitalized software, for the First Half of Fiscal 2005 decreased by $107,000, or 8%, to $1,203,000 as compared to $1,310,000 for the First Half of Fiscal 2004. We capitalized $766,000 of product development costs associated with the development of its next generation application for the First Half of Fiscal 2005 as compared no costs being capitalized for the First Half of Fiscal 2004. This application achieved technological feasibility in the fourth quarter of Fiscal 2004. Excluding the impact of the software capitalization, total product development expenses for the First Half of Fiscal 2005 would have increased by $659,000, or 50%, to $1,969,000 as compared to $1,310,000 for the First Half of Fiscal 2004. The increase in product development costs is attributable to the product development efforts associated with our next generation application mentioned above and the development of formalized quality assurance and documentation procedures.

      Product development expense, net of capitalized software, expressed as a percentage of revenues for the First Half of Fiscal 2005 was 22%, compared to 34% of revenues for the First Half of Fiscal 2004. Excluding the impact of software capitalization, product development expense, expressed as a percentage of revenues, for the First Half of Fiscal 2005 would have been 35%, compared to 34% of revenues for the First Half of 2004.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the First Half of Fiscal 2005 increased $577,000, or 66%, to $1,451,000 as compared to $874,000 for the First Half of Fiscal 2004. We moved to a new corporate facility that includes our data hosting facility on March 1, 2004. While the new lease provided for a rent abatement through February 2005, we continued to be obligated for rent on our previous facility through September 2004. Accordingly, we recorded rent expense for both facilities for the First Half of Fiscal 2005 which resulted in an increase of rent expense of $269,000, compared to the First Half of Fiscal 2004. The remainder the increase in general and administrative expense is primarily attributable to the inclusion WebWare general and administrative expense for the entire First Half of Fiscal 2005 and $80,000 for state and local taxes associated with previous years.

      General and administrative expense, expressed as a percentage of revenues, was 26% for the First Half of Fiscal 2005 as compared to 23% for the First Half of Fiscal 2004.

NON-RECURRING ITEMS

      The non-recurring items of $380,000 for the First Half of 2004 consisted of severance, relocation, and moving expenses and other expenses incurred as part of a plan to realign our operations subsequent to the acquisition of WebWare.

INTEREST EXPENSE, NET

      Interest expense for the First Half of Fiscal 2005 decreased $154,000, or 74%, to $54,000 as compared to $208,000 for the First Half of Fiscal 2004. The decrease was due to the lower level of borrowings in the current fiscal quarter as $1.9 million of convertible debt was converted to Series C Convertible Preferred Stock as of March 31, 2004, as well as a lower interest rate on operating debt.

PROVISION FOR TAXES

      No provision for or benefit from federal, state or foreign income taxes was recorded for the First Half of Fiscal 2005 or the First Half of Fiscal 2004 because we incurred net operating losses and fully reserved deferred tax assets as their future realization could not be determined.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash flows are summarized below for the periods indicated: (in thousands)

                                             ------------------------------
                                             SIX MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------
                                                   2004                2003
                                                   ----                ----
Cash provided by (used in):
  Operating activities                       $      897          $     (643)
  Investing activities                           (1,254)               (704)
  Financing activities                              300                 941
                                             ----------          ----------

Net decrease in cash                                (57)               (406)
Cash, beginning of period                           751                 771
                                             ----------          ----------

Cash, end of period                          $      694          $      365
                                             ==========          ==========

      Net cash provided by operating activities was $897,000 in the First Half of Fiscal 2005 compared to net cash used in operating activities of $643,000 in the prior year period. The increase in cash from operations is primarily due to our lower net loss for the First Half of 2005, increased non-cash expenses and an increase in accounts payable and accrued expenses. As of September 30, 2004, the Company had a working capital deficit of $3,257,000 compared to a working capital deficit of $3,170,000 at September 30, 2003 and a working capital deficit of $2,609,000 as of March 31, 2004. For the Second Quarter of Fiscal 2005, the days sales outstanding (DSO) was 58 days compared to a DSO of 70 days for the quarter ended March 31, 2004 and 83 days for the quarter ended September 30, 2003.

      Net cash used in investing activities was $1,254,000 in the First Half of Fiscal 2005 compared to $704,000 in the prior year period. For the First Half of 2005, we utilized funds of $766,000 for capitalized software development costs and $488,000 of funds for capital expenditures primarily attributable to the completion of our hosted data center, other equipment relating to the relocation of corporate facilities and for computer equipment associated with our product development activities. During the First Half of Fiscal 2004, we utilized $627,000 of funds for the acquisition of the assets and certain liabilities of WebWare. Additionally, we issued 716,204 shares of our common stock in connection with this acquisition which we valued at $800,000.

      Net cash provided by financing activities was $300,000 in the First Half of Fiscal 2005 compared to net cash provided by financing activities of $941,000 in the prior year period. Cash provided in the First Half of Fiscal

2005 was a result of the proceeds from the issuance of preferred stock of $450,000, proceeds from a capital lease of $240,000, partially offset by a reduction of $345,000 of advances against accounts receivable and payments on capital leases.

      We anticipate, based upon our current operating outlook, that our cash balance of approximately $694,000 as of September 30, 2004 supplemented by additional advances under our Factoring Agreement will be sufficient to satisfy our operations and capital requirements for the next twelve months. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations.

"FORWARD-LOOKING" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

      This Quarterly Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of ClearStory and its management. These statements are based upon a number of assumptions and estimates, which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to our ability to achieve or maintain growth or profitability, our ability to execute our business strategy successfully, our ability to obtain financing and to pay off our existing liabilities and fund our working capital needs, our relationship with our existing lenders, our relationship with our customers and suppliers, increased competition, possible system failures and rapid changes in technology and other factors discussed in this Quarterly Report and in our other filings with the Securities and Exchange Commission.

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

OUR FORMER INDEPENDENT PUBLIC ACCOUNTANTS, GOLDSTEIN & MORRIS PC RESIGNED EFFECTIVE OCTOBER 20, 2004.

      On October 20, 2004, Goldstein & Morris informed us that they were resigning as our independent registered public accounting firm. Prior to October 20, 2004, Goldstein & Morris had not previously advised management or our audit committee of its intention to resign its engagement as our independent registered public accounting firm. The resignation was not sought or recommended by our audit committee. As a result of Goldstein & Morris' resignation, the interim financial statements included in this quarterly report on Form 10-QSB were not reviewed within 45 days by an independent public accountant as required by Item 310(b) of Regulation S-B. Moreover, our business and our results of operations may be adversely impacted by Goldstein & Morris' resignation in that:

      o We expect to incur substantial additional legal and accounting fees relating to disclosure and other regulatory compliance matters associated with the resignation of Goldstein & Morris; and

      o Our management has already spent, and is expected to continue to spend, considerable time and effort on matters related to the resignation of Goldstein & Morris.

      On November 22, 2004, the Company's audit committee engaged Miller, Ellin & Company, LLP as its new independent public accounting firm for the year ended March 31, 2005.

WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO BE PROFITABLE DEPENDS ON A NUMBER OF FACTORS THAT WE MAY BE UNABLE TO CONTROL.

      We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $55,310,000, as of September 30, 2004. For the year ended March 31, 2004 and the six months ended September 30, 2004, we incurred net losses of $2,324,000 and $495,000, respectively. Through our wholly owned subsidiary, WCORP, we acquired certain assets and liabilities of WebWare and as a result, we experienced operating losses in the fiscal year March 31, 2004 while we focused our efforts on integration and market enhancement initiatives. There can be no assurance that that revenues will continue to increase from current levels to allow us to become profitable or that any expense reduction actions we may take, will allow us to become profitable, or not affect future revenues or our market position.

      Our quarterly sales and operating results have varied significantly, and may vary in the future, as a result of several factors such as:

   o  Size and timing of software license orders
   o  Sales mix of installed versus hosted licenses
   o  Completion of backlog orders
   o  Acceptance and sign off of service contracts
   o  Maintenance contract renewal rates
   o  Regulatory compliance
   o  Seasonality
   o  Customer budgetary constraints and timelines
   o  Availability of embedded third party products or tool sets
   o  Availability of Alliance Partner products
   o  Financial condition of Alliance Partners
   o  Variations of Alliance Partner strategies
   o  Product introduction and acceptance
   o  Competitive pricing
   o  License revenues as a percentage of revenues
   o  Changes in product distribution channels
   o  Changes in sales force
   o  Variations in expense levels
   o  Change of business strategy
   o  General economic conditions
   o  International exchange rates
   o  Changes in accounting pronouncements

      A significant amount of our license and service revenues are derived from a limited number of customers. Such orders are typically placed within the specific financial quarter when revenue is recognized, and we expect this trend to continue. The placement of such orders is typically at the end of a fiscal quarter requiring shipment, and if a new customer, the implementation of the licensed product. The sales cycle is typically lengthy for a new licensed customer and less time for an existing customer. Revenue recognition for service contracts requires the acceptance and sign off from a customer. The amount of licensed product and service backlogs at the end of a quarter is typically immaterial. We have historically experienced increased revenues in the third fiscal quarter compared to the preceding fiscal quarters. We also experience variations in product demand due to customer budgetary constraints that may be imposed within a fiscal year. Additionally, we may experience changes in product demand due to changes in budgetary timelines. As a consequence, we experience difficulty in forecasting license and service revenues, particularly at the beginning of the fiscal quarter.

      We distribute products through Alliance Partners. Changes in the strategy, product offering, financial condition, material changes in the sales force, availability of hardware or software products, product defects and material changes in customer support and changes in our relationships with our Alliance Partners may affect product orders and revenues in any period(s).

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

BECAUSE WE HAVE EXPERIENCED LOSSES WE MAY NEED ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR BUSINESS PLAN.

      In the fiscal year ended March 31, 2004, we experienced a net loss from operations of $2,324,000 For the First Half of Fiscal 2005, we experienced a loss from operations of $495,000. This loss was funded partially through additional equity offerings. As of September 30, 2004, we had $694,000 of cash and a working capital deficit of $3,337,000 in comparison to $751,000 of cash and a working capital deficit of $2,609,000 as of March 31, 2004. In the future, we may need additional financing to operate our business and implement our business plan.

      If additional funds are raised by issuance of equity securities, dilution to our stockholders will result. There can be no assurances, however, that we will be successful in obtaining funds from any equity sources. If additional funds are not available, we may be forced to eliminate or curtail certain of our projects, sell assets, take additional steps to conserve cash and modify execution of our business plan, actions that may adversely affect our operations.

EXECUTION OF OUR BUSINESS PLAN WILL REQUIRE EXPANSION OF OUR DIRECT SALES.

      Historically we have significantly relied on the indirect sales channel for sales leads and product revenues. We have invested, and expect to continue to invest, in the development and growth of a direct sales channel. To the extent that we are not successful in such efforts, future revenue growth and operating margins may be adversely affected.

OUR BUSINESS GREATLY DEPENDS ON INDIRECT SALES.

      We depend upon introductions to potential customers by companies with which we maintain strategic alliances for a significant percentage of our sales. Although we have written agreements with UNISYS, Xerox Corporation, Fuji-Xerox, PFPC, Agfa, AscentMedia Group and other value added resellers, the agreements do not require customer introductions nor do they provide for minimum required purchases of our products. If any of the companies with which we maintain strategic alliances decide not to refer potential customers to us, our sales may be reduced and operating losses increased. In addition, there is no assurance that we will be able to maintain our strategic alliances on current terms.

WE ARE DEPENDENT ON LICENSED TECHNOLOGY.

      We depend on certain software products that are licensed from third parties which are embedded and used in our products. We believe that there are replacement alternatives for such third party products; however, the interruption of the availability of such products may have an adverse impact on the delivery of our products. Additionally, we expect our third party vendors to maintain and continually improve their products. To the extent that such products became obsolete or inoperable with other industry standard applications, we may experience an adverse effect on revenues, operating results and a decrease in customer satisfaction.

WE HAVE CHANGED THE NAME OF THE COMPANY.

      On October 28, 2004 at the Annual Stockholder Meeting, the stockholders approved to change the name of the company to ClearStory Systems, Inc. effective upon such approval. We believe that the name change better reflects our current positioning within the Enterprise Content Management ("ECM") market. The name change will require increased expense for legal matters, and promotional, marketing and communication materials. To the extent that the name change causes confusion within our target market or client base, we may experience a decrease in revenues and/or an increase in overall expenses.

WE HAVE INITIATED A NEW PRODUCT BRANDING.

      We have initiated an effort to establish a common brand within the ECM market. We plan to introduce an alternative naming convention and replace the existing ESP and ActiveMedia names. The name change will require increased expense for legal matters, and, promotional, marketing and communication materials. To the extent that the name change causes confusion within our target market or client base, we may experience a decrease in revenues and/or an increase in overall expenses.

WE ARE OFFERING OUR CUSTOMERS A HOSTED SOLUTION.

      We market our digital asset management application in a hosted data center. The market for success with this model is not clearly demonstrated, and market acceptance of the hosted center is not ensured. To the extent that we experience technological problems or challenges, certain of our customers may seek a market alternative, which may limit market adoption of the hosted model.

      Furthermore, we have transitioned the hosted model from an outside third party to an in-house solution. To the extent that the estimated cost savings are not realized or difficulties arise from such a transition, the business may suffer certain consequences.

OUR PRODUCTS AND SERVICES ARE DEPENDENT ON INTERNET ACCEPTANCE, ACCESSIBILITY, INFRASTRUCTURE AND SECURITY.

      We have developed and realized revenues from our Internet-based products and related services. The Internet is a recent product delivery platform, and as such, is characterized by rapid technology changes, evolving standards and adoption rates. Future revenues and services are dependent upon the acceptance of the Internet as a recognized method of conducting business.

      The accessibility of the Internet has expanded over the last several years. Technology enhancements and improvements have accelerated the availability of Internet access. To the extent that continued developments in communications, communication standards, availability and accessibility do not continue to expand, the rate of adoption may decline. Additionally, the expansion of the Internet as a commercial communications platform typically requires continued capital investment and infrastructure support. To the extent that capital investment declines or funding for Internet-based programs is reduced, the accessibility and necessary supporting infrastructure may reduce the adoption and performance of the Internet.

      If there is an increase in the use of the Internet, or no increase in bandwidth, the infrastructure may not be able to effectively support demand and result in a degradation of commercial acceptance. Reduced response times may also affect the acceptance of the Internet.

RAPID TECHNOLOGY CHANGES IN OUR INDUSTRY MAY ADVERSELY AFFECT OUR BUSINESS.

      Our business is subject to technological advances and possible product obsolescence. The market for our products is characterized by rapidly changing technology, intense competition, technological complexity and evolving industry standards. We must insure that our products are compatible with those products offered by third-party vendors, including server platforms for our software and various storage devices and platforms. We have no contracts with third-party vendors; therefore, there is no assurance that we will be able to make our software products compatible with new products that are introduced by others.

WE HAVE RECENTLY RELEASED THE NEXT GENERATION OF OUR PRODUCT.

      We recently announced the release of a next generation of applications based upon a J2EE three-tier architecture. We have also embraced a Web services technology model for the user interfaces and API. There can be no assurance that such technologies will not be replaced by more contemporary offerings in the marketplace.

      The market acceptance of the architecture and related applications cannot be ensured. To the extent that we experience certain product issues or that acceptance is limited, we may incur increased expense to maintain additional product lines and may not realize anticipated savings with the technology model. The performance and market adoption of this platform may alter future product development strategies which may result in delays to subsequent product introductions. In addition, customers may delay upgrading and migrating to new products. As a result of the above, we may experience reduced revenues and increased expenses in future periods.

QUALITY ASSURANCE AND PRODUCT STABILITY.

      We have invested to establish a Quality Assurance function to limit certain errors, omissions and support incidents. While we believe that we have implemented industry standards and procedures to minimize issues, there can be no assurance that released versions of the product will not contain certain issues, the consequence of which cannot be fully determined.

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

      We do not hold any patents and rely on copyright and trade secret laws, non-disclosure agreements and contractual provisions to protect our proprietary technology. These methods afford only limited protection. Despite the precautions we take, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technologies, ideas, know-how and other proprietary information without authorization or may independently develop technologies similar or superior to our technologies. Policing unauthorized use of our products may be difficult and costly. Also, the laws of some foreign countries do not protect our proprietary rights as much as the laws of the United States. We are unable to predict whether our means of protecting our proprietary rights will be adequate.

      We believe that our technologies have been developed independent of others. Nevertheless, third parties may assert infringement claims against us and our technologies may be determined to infringe on the intellectual property rights of others. We could become liable for damages, be required to modify our technologies or obtain a license if our technologies are determined to infringe upon the intellectual property rights of others. We may not be able to modify our technologies or obtain a license in a timely manner, if required, or have the financial or other resources necessary to defend an infringement action. We would be materially adversely affected if we fail to do any of the foregoing.

AS WE MIGRATE OUR BUSINESS MODEL TO A RECURRING REVENUE STREAM WE MAY EXPERIENCE CERTAIN QUARTERLY REVENUE DEGRADATION.

      As we attempt to expand the hosting model we may experience certain increased costs to establish the hosting services center. Furthermore there can be no assurance that market adoption and revenue realization will cover such costs. As a consequence, we may experience negative cash flows from the establishment and implementation of such a strategy. The establishment of such a strategy is capital intensive and requires certain management skills that we must develop or acquire.

AS A CONSEQUENCE OF THE REVERSE STOCK SPLIT WE MAY EXPERIENCE SHAREHOLDER LIQUIDITY ISSUES.

      We implemented a reverse stock split of 1:10 on January 2, 2004. As a result, the freely traded number of shares on the OTC bulletin board has been substantially reduced. This may give rise to certain liquidity issues relative to the freely traded common stock. This may impair the ability to achieve liquidity within certain periods of trading. The average daily trading volume for the 30-day trading period ended November 1, 2004 is 4,163 shares of common stock.

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

THE MEMBERS OF OUR BOARD OF DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK AND CAN INFLUENCE MATTERS REQUIRING THE VOTE OF SHAREHOLDERS.

      As of September 15, 2004, our directors and officers beneficially owned, as defined by the SEC, approximately 16.8 million shares of common stock, representing 78.3% of the outstanding common stock. Based on their ownership, our directors and officers have the ability to influence matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of our Company and the sale of all or substantially all of our assets. Their voting power also may discourage or prevent any proposed takeover.

OUR INABILITY TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS IN THE FUTURE MAY LIMIT OUR GROWTH.

      If our capital resources become insufficient to meet future requirements, we will have to raise additional funds to continue the operations, development and commercialization of our technologies. Our inability to raise capital would seriously harm our business and development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operations. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may have to restrict our operations significantly or obtain funds by entering into agreements on unattractive terms. Further, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

OUR EXISTING COMMON STOCK SHAREHOLDERS FACE SUBSTANTIAL DILUTION UPON THE CONVERSION OF OUR OUTSTANDING SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE PREFERRED STOCK.

      Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "CSYS". As of October 22, 2004 we have 5,992,287 common shares outstanding. The Company's Series B Convertible Preferred Stock is convertible into approximately 8,634,000 shares of common stock. The Company's Series C Convertible Preferred Stock is convertible into approximately 6,120,000 shares of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15(d)-15(e). Based upon that evaluation, we believe that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On September 22, 2004, the Company amended its Series C Convertible Preferred Stock Purchase Agreements dated as of September 9, 2003 and December 31, 2003 with SCP Private Equity Investors II, LP ("SCP") and CSSMK, LLC ("CSSMK"), respectively, whereby the Company sold an additional 180,450 shares of Series C Convertible Preferred Stock ("Series C Preferred") at $1.9396 per share to SCP for the sum of $350,000 and sold an additional 51,557 shares of Series C Preferred to CSSMK at $1.9396 per share for the sum of $100,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 28 2004, at our annual meeting of stockholders, the stockholders elected as directors, each to serve until the next annual meeting of stockholders, the following individuals: Yaron I, Eitan (15,399,994 shares for; 250,823 shares withheld) Henry F. Nelson (15,399,994 shares for; 250,823 shares withheld) Francis X. Murphy (15,399,994 shares for; 250,823 shares withheld) Derek Dunaway (15,399,994 shares for; 250,823 shares withheld) Mitchell Klein (15,399,994 shares for; 250,823 shares withheld) Amit Avnet (15,399,994 shares for; 250,823 shares withheld) Steven Morgenthal (15,399,994 shares for; 250,823 shares withheld) Adi Raviv (15,399,994 shares for; 250,823 shares withheld) George Calhoun (15,399,994 shares for; 250,823 shares withheld) and Thomas G. Rebar (15,399,994 shares for; 250,823 shares withheld).

      A proposal to ratify Goldstein & Morris, Certified Public Accountants, PC as the Company's independent auditors for the fiscal year ended March 31, 2004 was approved (12,461,638 shares for, 6,215 shares against, 3,182,964 withheld).

      A proposal to approve the 2004 Directors' Option Plan authorizing 800,000 shares of common stock was approved (12,682,355 shares for, 358,238 shares against, 33,010 withheld).

      A proposal to amend the Company's Article of Incorporation to change its corporate name to ClearStory Systems, Inc. was approved (15,624,588 shares for, 13,489 shares against, 12,740 withheld).


ITEM 6. EXHIBITS

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

                                         CLEARSTORY SYSTEMS, INC.


Date:  December 13, 2004             By: /S/ HENRY F. NELSON
                                         --------------------------------------
                                         Henry F. Nelson
                                         Chief Executive Officer, President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------     --------------------------------------------------------------------

31.1        Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).

32.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).