Form 10KSB/A
period 2004-03-31
ClearStory Systems, Inc.
filed 2004-12-17
CIK 878612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-KSB/A (NO. 2)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004 OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________ Commission File Number 1-12966

CLEARSTORY SYSTEMS, INC.

Delaware	06-1302773

(State or Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification No.)

One Research Drive, Suite 200B, Westborough, Massachusetts 01581

508-870-4000

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of Each Class

Common Stock, $.10 par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X         No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.   |X|

        Revenues for the fiscal year ended March 31, 2004 were $8,829,000.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the Common Stock on June 23, 2004, as reported by OTCBB, was approximately $3.1 million. As of June 23, 2004, the registrant had outstanding 5,992,287 shares of Common Stock.

EXPLANATORY NOTE:

        This Amendment No. 2 on Form 10-KSB/A is being filed for the purpose of amending and restating Item 8A included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2004 as filed with the Securities and Exchange Commission on July 14, 2004. This Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Our management has concluded that, as of March 31, 2004, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSTORY SYSTEMS, INC. By: /S/ HENRY F. NELSON ————————————————— Henry F. Nelson Chief Executive Officer, President, and Chief Financial Officer

Dated: December 16, 2004

INDEX OF EXHIBITS

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB/A (No. 2), as indicated below:

EXHIBIT NO.       DESCRIPTION OF EXHIBIT

31.1	Certification Required by Rule 13a-14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (furnished herewith)

-5-