Form 10QSB/A
period 2004-09-30
ClearStory Systems, Inc.
filed 2005-01-03
CIK 878612

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                              FORM 10-QSB/A (No. 1)

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

Yes |_|   No |X|

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 amends and restates our Form 10-QSB, as originally filed with the Securities and Exchange Commission on December 14, 2004. This Amendment No. 1 on Form 10-QSB/A is being made solely to correct a typographical error in one risk factor in the "Business Risks" section. Specifically, we have amended and restated the risk factor relating to the resignation of Goldstein & Morris. For ease of reference, we have also restated the remainder of our Form 10-QSB. However, this amendment does not amend any other Items or any other information in our Quarterly Report for the quarter ended September 30, 2004, except for the specific risk factor indicated above. This Form 10-QSB/A does not update any of the disclosures contained in our Quarterly Report as previously filed. All information contained herein is as of the date of original filing of our Quarterly Report on Form 10-QSB.


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

                                         CLEARSTORY SYSTEMS, INC.


Date:  December 31, 2004             By: /S/ HENRY F. NELSON
                                         --------------------------------------
                                         Henry F. Nelson
                                         Chief Executive Officer, President and
                                         Chief Financial Officer

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