Form 10QSB
period 2004-12-31
ClearStory Systems, Inc.
filed 2005-02-11
CIK 878612

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d ) of the Securities Exchange Act of 1934 For the quarterly period ended: December 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from _________ to _________

                         Commission file number: 1-12966

                            CLEARSTORY SYSTEMS, INC.
                             (FORMERLY INSCI CORP.)
        (Exact name of small business issuer as specified in its charter)

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

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                                OUTSTANDING FEBRUARY 11, 2005
-------------------                                -----------------------------
Common Stock, par value $.10                                 5,992,287

Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]

                            CLEARSTORY SYSTEMS, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of December 31, 2004
    (Unaudited) and March 31, 2004                                            3

Condensed Consolidated Statements of Operations for the Three and Nine
    Months Ended December 31, 2004 and 2003 (Unaudited)                       4

Condensed Consolidated Statements of Cash Flows for the Nine Months
    Ended December 31, 2004 and 2003 (Unaudited)                              5

Notes to Condensed Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis or Plan of Operation            10

Item 3. Controls and Procedures                                              22

PART II   OTHER INFORMATION

Item 1. Legal Proceedings                                                    22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 6. Exhibits                                                             22

    Signature                                                                23

    Exhibit Index                                                            24

                            CLEARSTORY SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                 (In thousands)

                                                                  DECEMBER 31,     MARCH 31,
                                                                      2004            2004
                                                                  ------------    ------------
                               ASSETS                              (UNAUDITED)
Current assets:
    Cash and cash equivalents                                     $        155    $        751
    Accounts receivable, net of allowance for doubtful accounts          2,086           2,128
    Prepaid expenses and other current assets                              433             358
                                                                  ------------    ------------
       Total current assets                                              2,674           3,237
Property and equipment, net                                              1,798           1,479
Capitalized software                                                     1,365             242
Goodwill, net                                                            1,223           1,223
Other assets                                                               214             244
                                                                  ------------    ------------
                                                                  $      7,274    $      6,425
                                                                  ============    ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                         $      2,606    $      1,975
    Advances against accounts receivable sold with recourse              1,824           1,412
    Deferred revenue                                                     2,359           2,374
    Capital leases, current portion                                        129              85
                                                                  ------------    ------------
          Total current liabilities                                      6,918           5,846
Long term liabilities:
    Deferred rent                                                          462             185
    Capital leases, net of current portion                                 144              42
                                                                  ------------    ------------
          Total long term liabilities                                      606             227
Commitments and contingencies
Stockholders' equity:
    Series C convertible preferred stock                                    31              27
    Series B convertible preferred stock                                     1               1
    8% convertible preferred stock                                           1               1
    Common stock                                                           599             599
    Additional paid-in capital                                          55,011          54,243
    Accumulated deficit                                                (55,893)        (54,519)
                                                                  ------------    ------------
          Total stockholders' equity                                      (250)            352
                                                                  ------------    ------------
                                                                  $      7,274    $      6,425
                                                                  ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            CLEARSTORY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     DECEMBER 31,              DECEMBER 31,
                                                -----------------------------------------------
                                                  2004         2003         2004         2003
                                                -----------------------------------------------
Revenue:

    Product                                     $    861     $    603     $  3,031     $  2,153
    Services                                       1,843        1,626        5,233        3,944
                                                -----------------------------------------------
                                                   2,704        2,229        8,264        6,097
Cost of revenues:

    Product                                           12           34          138          115
    Services                                         841          743        2,604        1,428
                                                -----------------------------------------------
                                                     853          777        2,742        1,543
                                                -----------------------------------------------
Gross profit                                       1,851        1,452        5,522        4,554

Operating expenses:

    Sales and marketing                              802          873        2,260        2,167
    Product development                              659          958        1,862        2,268
    General and administrative                       717          775        2,168        1,649
    Non-recurring items                               --           --           --          380
                                                -----------------------------------------------
                                                   2,178        2,606        6,290        6,464
                                                -----------------------------------------------

Operating loss                                      (327)      (1,154)        (768)      (1,910)

Interest expense, net                                (94)        (130)        (148)        (338)
                                                -----------------------------------------------

Net loss before income taxes                        (421)      (1,284)        (916)      (2,248)

Provision for income taxes                            --           --           --           --
                                                -----------------------------------------------

Net loss                                            (421)      (1,284)        (916)      (2,248)

Preferred stock dividends                           (162)         (83)        (458)        (167)
                                                -----------------------------------------------

Net loss attributable to common shareholders    $   (583)    $ (1,367)    $ (1,374)    $ (2,415)
                                                ===============================================

Net loss per share - basic and diluted          $  (0.10)    $  (0.23)    $  (0.23)    $  (0.43)
                                                ===============================================

Weighted average common shares outstanding -
    basic and diluted                              5,992        5,992        5,992        5,583
                                                ===============================================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            CLEARSTORY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)
                                 (In thousands)

                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                  ---------------------
                                                                     2004        2003
                                                                  ---------------------
Cash flows from operating activities:
  Net loss                                                        $   (916)    $ (2,248)
  Reconciliation of net loss to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                        395          152
  Non-cash restructuring and other charges                              --         (180)
  Deferred rent                                                        277           --
  Changes in assets and liabilities:
      Accounts receivable                                               42          780
      Prepaid expenses and other current assets                        (75)          (6)
      Other assets                                                      30           31
      Accounts payable and accrued expenses                            495         (153)
      Deferred revenue                                                 (15)         (15)
                                                                  ---------------------
Net cash provided by (used in) operating activities                    233       (1,639)
Cash flows from investing activities:
  Capitalized software                                              (1,123)          --
  Capital expenditures                                                (714)        (207)
  Purchase of net assets of WebWare                                     --         (627)
                                                                  ---------------------
Net cash used in investing activities                               (1,837)        (834)

Cash flows from financing activities:
  Net advances (repayments) from sale of receivables                   412         (176)
  Proceeds from sale and leaseback                                     240           --
  Payments on capital leases                                           (94)         (33)
  Proceeds from issuance of Series C preferred stock                   450        3,500
  Series B Preferred dividends paid                                     --         (123)
  Repayments on long term convertible debt                              --         (252)
                                                                  ---------------------
Net cash provided by financing activities                            1,008        2,916
                                                                  ---------------------

Net increase (decrease) in cash                                       (596)         443
Cash, beginning of period                                              751          771
                                                                  ---------------------
Cash, end of period                                               $    155     $  1,214
                                                                  =====================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            CLEARSTORY SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NATURE OF BUSINESS AND BASIS OF PRESENTATION

      The consolidated financial statements included in this report have been prepared by ClearStory Systems, Inc. (the "Company" or "ClearStory"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2004. The results for the three and nine months ended December 31, 2004 may not be indicative of the results that may be expected for the year ending March 31, 2005 or for any other future period.

      On October 28, 2004, at the Annual Meeting of Stockholders, the Company's name was changed from INSCI Corp. to ClearStory Systems, Inc. (OTCBB: CSYS).

      ClearStory is a leading provider of integrated enterprise content management ("ECM") solutions. ClearStory's proven technology provides a solid foundation for managing the full spectrum of enterprise content, from documents to e-mail, and graphics to video. By bringing digital assets and business content with a unified Web services platform, ClearStory readily enables content use in e-commerce, customer service, marketing content management and regulatory compliance applications.

      In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments that are necessary to present fairly the financial position of the Company as of December 31, 2004 and the results of operations for the three and nine months ended December 31, 2004 and 2003 and cash flows for the nine months ended December 31, 2004 and 2003.

      The accompanying consolidated financial statements for the nine months ended December 31, 2004 and 2003 include the operations of the Company and its wholly-owned subsidiaries, WCORP, Inc. ("WCORP") and Lognet 2000, Inc. ("Lognet"). WCORP was established August 26, 2003 to acquire certain assets and liabilities of WebWare(R) Corporation ("WebWare"). WCORP acquired certain assets and assumed certain liabilities of WebWare on September 5, 2003. Additional subsidiaries of the Company are InfiniteSpace.com, Corp. ("InfiniteSpace"), The Internet Broadcasting Company, Inc. ("IBC") and INSCI (UK) Limited, all of which are no longer active. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

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

The components of the purchase price and allocation are as follows (in thousands):

Purchase price:
    Cash                                                               $    500
    716,204 shares of ClearStory common stock                               800
    Acquisition costs                                                       127
                                                                       --------
        Total consideration plus acquisition costs                     $  1,427
                                                                       ========
Allocation of purchase price:
    Fair value of assets acquired, net of $783 in liabilities
      assumed $204
    Purchase price in excess of fair value of net assets
      acquired allocated to goodwill                                      1,223
                                                                       --------
        Total                                                          $  1,427
                                                                       ========

      Goodwill, in accordance with SFAS No. 142, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, will be tested for impairment annually and whenever there is an impairment indicator. No impairment charges have been recorded as of December 31, 2004.

      Unaudited pro forma operating results for the nine months ended December 31, 2003, assuming the purchase of the assets of WebWare occurred on March 31, 2003, is as follows (in thousands):

                                                              NINE MONTHS ENDED
                                                              DECEMBER 31, 2003
                                                              -----------------
Revenue                                                                $  6,686
Net loss from continuing operations                                      (4,531)
Net loss attributable to common shareholders                             (4,698)
Basic and diluted loss per share attributable to
  common shareholders                                                  $  (0.84)

EARNINGS (LOSS) PER COMMON SHARE

      Basic and diluted net earnings (loss) per share are presented in conformity with SFAS No. 128, EARNINGS PER SHARE, for all periods presented. In accordance with SFAS No. 128, basic net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net earnings (loss) per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive.

      For the three and nine months ended December 31, 2004, approximately 17.1 million shares from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect. For the three months and nine months ended December 31, 2003, approximately 19.2 million shares, respectively, from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.

GEOGRAPHIC INFORMATION

      The Company operates as a single reportable segment as a developer and distributor of software solutions for the ECM market.

      Revenue was derived from customers in the following geographic areas:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        DECEMBER 31,            DECEMBER 31,
                                    --------------------    --------------------
                                      2004        2003        2004        2003
                                    --------    --------    --------    --------
                                                   (IN THOUSANDS)
North America                       $  2,323    $  1,921    $  7,302    $  5,301
Europe                                   291         190         679         421
Other                                     90         118         283         375
                                    --------    --------    --------    --------
                                    $  2,704    $  2,229    $  8,264    $  6,097
                                    ========    ========    ========    ========

ADVANCES AGAINST RECEIVABLES SOLD WITH RECOURSE

      On November 2, 2004, the Company entered into a factoring agreement ("Factoring Agreement") with Benefactor Funding Corporation ("Benefactor"), which replaced its existing financing agreement with another financing company. Pursuant to the Factoring Agreement, the Company will sell certain accounts receivable to Benefactor at a purchase price, for each accepted account, equal to (i) 98.75% of the face amount of the applicable account receivable less (ii) Benefactor's fees and the amount of any trade or cash discounts, credits or allowances, set-offs or any other applicable reductions or adjustments. The Company has also granted Benefactor a security interest in all of the Company's assets to secure the payment and performance of all obligations under the Factoring Agreement.

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

      On January 28, 2005, the Company entered into a Series C Convertible Preferred Stock Purchase Agreements with SCP and CSSMK, whereby the Company sold 257,785 shares of Series C Preferred at $1.9396 per share to SCP for the sum of $500,000 and sold an additional 51,557 shares of Series C Preferred to CSSMK at $1.9396 per share for the sum of $100,000. Pursuant to the agreement, SCP, or at the discretion of SCP, CIP Capital LP ("CIP"), has agreed to purchase a minimum of 77,336 additional shares of Series C Preferred at $1.9396 per share for the sum of $150,000, on or before April 15, 2005 (the "Second Closing"). In addition, SCP may, at its sole discretion, expand the number of shares to be purchased at the Second Closing to a maximum of 128,893 shares of Series C Preferred at $1.9396 per share for a sum of $250,000.

      For the period ended December 31, 2004, the Company also issued a total of 166,350 shares of Series C Preferred in settlement of dividends of $122,000 on its Series B Convertible Preferred Stock ("Series B Preferred") and $200,000 in dividends on its Series C Preferred. The Company has recorded an additional $160,000 in accrued dividends associated with its Series B Preferred and Series C Preferred at December 31, 2004.

COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

      The Company was a defendant in an action commenced by one of its customers for the return of certain pre-petition payments made prior to the customer's bankruptcy petition in the amount of approximately $121,000. The Company was contesting the action and is asserting a number of affirmative defenses on its behalf. On February 08, 2005 the Company entered into a settlement agreement whereby all claims regarding this action will be settled for $30,000. This settlement has been accrued as of December 31, 2004 and reflected in the Company's consolidated results of operations for the three and nine months ended December 31, 2004.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                          NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                        --------------------
                                                                          2004        2003
                                                                        --------    --------
                                                                           (IN THOUSANDS)
Non-cash investing and financing activities:
  Series C Preferred Stock issued in settlement of accrued dividends    $    322    $     --
  Common Stock issued in connection with the purchase of certain
    assets of WebWare                                                         --         800
  Capital lease obligations assumed with the purchase of certain
    assets of WebWare                                                         --         181
  Goodwill and other assets acquired in connection with the purchase
    of certain assets of WebWare                                              --       1,898

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

      The Company computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of December 31, 2004 and 2003, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

      The effect of applying SFAS No. 123 would be as follows:

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        DECEMBER 31,                 DECEMBER 31,
                                                 -------------------------------------------------------
                                                     2004          2003           2004           2003
                                                 ----------     ----------     ----------     ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss attributable to common shareholders:
     As reported                                 $     (583)    $   (1,367)    $   (1,374)    $   (2,415)
                                                 ==========     ==========     ==========     ==========
     Pro forma - SFAS 123                        $     (648)    $   (1,367)    $   (1,701)    $   (2,415)
                                                 ==========     ==========     ==========     ==========

Basic and diluted net loss per share:
     As reported                                 $    (0.10)    $    (0.23)    $    (0.23)    $    (0.43)
                                                 ==========     ==========     ==========     ==========
     Pro forma - SFAS 123                        $    (0.11)    $    (0.23)    $    (0.28)    $    (0.43)
                                                 ==========     ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ("THIRD QUARTER OF FISCAL 2005") AND THE NINE MONTHS ("FIRST THREE QUARTERS OF FISCAL 2005") ENDED DECEMBER 31, 2004 AND THE THREE MONTHS ("THIRD QUARTER OF FISCAL 2004") AND THE NINE MONTHS ("FIRST THREE QUARTERS OF FISCAL 2004") ENDED DECEMBER 31, 2003 AND DISCUSSION OF FINANCIAL CONDITION AT DECEMBER 31, 2004 SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-QSB AND THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2004, WHICH HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR BUSINESS, PLANS, ESTIMATES AND BELIEFS. OUR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

      On October 28, 2004, at our Annual Meeting of the Stockholders, we received approval to change our name from INSCI Corp. to ClearStory Systems, Inc. to more appropriately describe our current positioning as a leading provider of solutions to the enterprise content management ("ECM") market. Our highly scalable solutions provide storage, access and presentment of mission-critical documents, reports, statements, e-mail and high-value digital assets necessary for business operations, or regulatory compliance. The industry recognized that highly scaleable archive solutions support high volume ingestion, digital asset preservation, and on-line presentment and delivery functions via internal networks, or via the world wide web. With the addition of web-enabled capabilities, our customers can take advantage of e-commerce to improve communication, customer satisfaction, and productivity while potentially decreasing operating costs. We acquired certain assets and liabilities of WebWare Corp., a leading provider of content management solutions for the digital asset management ("DAM") market on September 5, 2003. These advanced solutions offer broad management capability for rich media content such as video, voice, audio, graphics and related media.

      We were founded to capture and preserve high volumes of mission critical business information. Our product offering includes web-based presentment capabilities for documents such as bank statements, 401(k) statements, customer and vendor statements, explanation of benefits ("EOBs"), and transaction confirmation documents. We have expanded our product offerings to include e-mail archiving and notification capabilities as well as the ability to capture, store and deliver high value digital assets such as video, voice on demand, graphics and presentations. These offerings provide our customers with the ability to increase internal communication improve productivity and increase customer satisfaction and communication. With the addition of the WebWare ActiveMedia(TM) product offering, we have substantially expanded our digital archive and rich media asset management capabilities and support business efforts such as video and voice on demand, and marketing content management.

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

      We distribute our products through a combination of our direct sales force and through our Alliance Partners. Revenue is net of discounts and allowances given to our Alliance Partners. In Fiscal 2004 and 2003, we derived approximately 48% and 47%, respectively, of our total revenues from our Alliance Partners. Revenues consist of one time license fees, and service, maintenance and subscription revenues. Sales to end-users generally include a software license, professional services, and maintenance contracts. Additionally, the Active Media product is also offered under a hosting contract whereby we are the application service provider ("ASP"). ASP sales typically include monthly recurring revenues that are recognized as earned. We also market and license our products on an international basis through our Alliance Partners. Our strategic relationships include Unisys Corporation, Xerox Corporation, PFPC, and AGFA. We consider the development of a successful Alliance Partner program as a key element for our future growth.

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

COMPARISON OF RESULTS OF OPERATIONS

      The following tables compare total revenues for the periods indicated (in thousands):

THREE MONTHS ENDED DECEMBER 31:                    2004       2003     % CHANGE
                                                 --------   --------   --------
     Product revenues                            $    861   $    603         43%
     Professional services                            436        346         26%
     Maintenance and hosting contract revenues      1,407      1,280         10%
                                                 --------   --------   --------
          Total revenues                         $  2,704   $  2,229         21%
                                                 ========   ========   ========

NINE MONTHS ENDED DECEMBER 31:

     Product revenues                            $  3,031   $  2,153         41%
     Professional services                          1,187        670         77%
     Maintenance and hosting contract revenues      4,046      3,274         24%
                                                 --------   --------   --------
          Total revenues                         $  8,264   $  6,097         36%
                                                 ========   ========   ========

THIRD QUARTER OF FISCAL 2005 AS COMPARED TO THIRD QUARTER OF FISCAL 2004:

REVENUES

      Revenues for the Third Quarter of Fiscal 2005 increased by $475,000, or 21%, to $2,704,000 as compared to revenues of $2,229,000 for the Third Quarter of Fiscal 2004. Product revenues increased by $258,000, or 43%, to $861,000 in the Third Quarter of Fiscal 2005 as compared to $603,000 in the Third Quarter of Fiscal 2004. Professional service revenues increased $90,000, or 26%, to $436,000 in the Third Quarter of Fiscal 2005 as compared to $346,000 in the Third Quarter of Fiscal 2004. The increase in professional services revenues was due to increased product revenues. Maintenance and hosting revenues increased $127,000, or 10%, to $1,407,000 in the Third Quarter of Fiscal 2005 as compared to $1,280,000 in the Third Quarter of Fiscal 2004. Maintenance contract revenues are earned ratably over the term of the contract commencing upon receipt of payment or when other acceptance is received. Hosting contract revenues are earned ratably over the period invoiced, typically monthly or quarterly.

GROSS PROFIT

      Gross profit for the Third Quarter of Fiscal 2005 increased $399,000 or 27% to $1,851,000 as compared to gross profit of $1,452,000 for the Third Quarter of Fiscal 2004. The increase in gross profit is related to the increase in product and service revenue as previously discussed. Gross margin percentage increased to 68% for the Third Quarter of Fiscal 2005 from 65% for the Third Quarter of Fiscal 2004. The increase in gross margin was primarily the result of the higher product revenue, which have higher gross profit margins.

SALES AND MARKETING

      Sales and marketing expenses for the Third Quarter of Fiscal 2005 decreased $71,000, or 8%, to $802,000, as compared to $873,000 for the Third Quarter of Fiscal 2004. The decrease of $71,000 is primarily due to the integration of our sales and marketing efforts in connection with our acquisition of WebWare, partially offset by the strategic investment in our direct sales force.

      Sales and marketing expenses expressed as a percentage of sales decreased to 30% in the Third Quarter of Fiscal 2005 compared to 39% in the Third Quarter of Fiscal 2004 primarily due to the increase in revenue and the reduction in overall sales and marketing costs.

PRODUCT DEVELOPMENT

      Product development expenses, net of capitalized software, for the Third Quarter of Fiscal 2005 decreased by $299,000, or 31%, to $659,000 as compared to $958,000 for the Third Quarter of Fiscal 2004. We capitalized $357,000 of product development costs associated with the development of our next generation platform in the Third Quarter of Fiscal 2005 as compared to none in the Third Quarter of Fiscal 2004. This application achieved technological feasibility in the fourth quarter of Fiscal 2004 and is expected to be made commercially available in the fourth quarter of Fiscal 2005. Excluding the impact of the software capitalization, total product development expenses for the Third Quarter of Fiscal 2005 would have increased by $58,000, or 6%, to $1,016,000 as compared to $958,000 for the Third Quarter of 2004. The increase in product development costs is attributable to the product development efforts associated with our next generation application mentioned above and the further development of formalized quality assurance and documentation procedures.

      Product development expenses, excluding the impact of the software capitalization, expressed as a percentage of revenues was 38% in the Third Quarter of Fiscal 2005, compared to 43% in the Third Quarter of Fiscal 2004.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the Third Quarter of Fiscal 2005 decreased $58,000, or 7%, to $717,000 as compared to $775,000 for the Third Quarter of Fiscal 2004. General and administrative expenses decreased primarily as a result of reduced facility costs as we moved into a new corporate facility in March 2004.

      General and administrative expense, expressed as a percentage of revenues, was 27% for the Third Quarter of Fiscal 2005, compared to 35% in the Third Quarter of Fiscal 2004.

INTEREST EXPENSE, NET

      Interest expense for the Third Quarter of Fiscal 2005 decreased $36,000, or 28%, to $94,000 as compared to $130,000 for the Third Quarter of Fiscal 2004. The decrease was due to the lower level of borrowings as $1.9 million of convertible debt was converted to Series C Convertible Preferred Stock as of March 31, 2004, which was partially offset, by higher borrowings, fees, and interest under our Factoring Agreement.

PROVISION FOR TAXES

      No provision for or benefit from federal, state or foreign income taxes was recorded for the Third Quarter of Fiscal 2005 or for the Third Quarter of Fiscal 2004 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

FIRST THREE QUARTERS OF FISCAL 2005 AS COMPARED TO FIRST THREE QUARTERS OF FISCAL 2004:

REVENUES

      Revenues for the First Three Quarters of Fiscal 2005 increased by $2,167,000, or 36%, to $8,264,000 as compared to revenues of $6,097,000 for the
First Three Quarters of Fiscal 2004. The revenue increase was attributable to the inclusion of WebWare for the entire First Three Quarters of Fiscal 2005. Product revenues increased by $878,000, or 41%, to $3,031,000 in the First Three Quarters of Fiscal 2005 as compared to $2,153,000 in the First Three Quarters of Fiscal 2004. The product revenue increase was attributable to the inclusion of WebWare product revenues for the entire First Three Quarters of Fiscal 2005. Professional service revenues increased $517,000, or 77%, to $1,187,000 in the First Three Quarters of Fiscal 2005 as compared to $670,000 in the First Three Quarters of Fiscal 2004 due to increased product installations and inclusion of WebWare included in the operations for the entire First Three Quarters of Fiscal 2005. Maintenance and hosting revenues increased $772,000, or 24%, to $4,046,000 in the First Three Quarters of Fiscal 2005 as compared to $3,274,000 in the First Three Quarters of Fiscal 2004. The increase in maintenance and hosting revenues was primarily due to the inclusion of WebWare hosting and maintenance revenue for the entire First Three Quarters in Fiscal 2005.

GROSS PROFIT

      Gross profit for the First Three Quarters of Fiscal 2005 increased $968,000, or 21%, to $5,522,000 as compared to gross profit of $4,554,000 for the First Three Quarters of Fiscal 2004. The increase in gross profit is related to the increase in product and service revenue as previously noted. Gross margin decreased to 67% for the First Three Quarters of Fiscal 2005 as compared to 75% for the First Three Quarters of Fiscal 2004. The decline in gross margins was primarily the result of the inclusion of service and maintenance revenues associated with WebWare, which operate at lower gross margins than our historical gross margins and additional costs associated with our hosting center as we continue to invest in this solution.

SALES AND MARKETING

      Sales and marketing expenses for the First Three Quarters of Fiscal 2005 increased $93,000, or 4%, to $2,260,000 as compared to sales and marketing expenses of $2,167,000 for the First Three Quarters of Fiscal 2004. The increase in sales and marketing expenses was attributable to higher commissions as a result of the increase in revenues, an increase in marketing costs associated with the re-branding of our suite of products along with our Company name change to ClearStory Systems, Inc. and our strategic investment in our direct sales force.

      Sales and marketing expenses expressed as a percentage of sales decreased to 27% in the First Three Quarters of Fiscal 2005 compared to 36% in the First Three Quarters of Fiscal 2004.

PRODUCT DEVELOPMENT

      Product development expenses, net of capitalized software, for the First Three Quarters of Fiscal 2005 decreased by $406,000, or 18%, to $1,862,000 as compared to $2,268,000 for the First Three Quarters of Fiscal 2004. We capitalized $1,123,000 of product development costs associated with the development of its next generation application for the First Three Quarters of Fiscal 2005 as compared to no costs being capitalized for the First Three Quarters of Fiscal 2004. This application achieved technological feasibility in the fourth quarter of Fiscal 2004. Excluding the impact of the software capitalization, total product development expenses for the First Three Quarters of Fiscal 2005 would have increased by $717,000, or 32%, to $2,985,000 as compared to $2,268,000 for the First Three Quarters of Fiscal 2004. The increase in product development costs is attributable to the product development efforts associated with our next generation application mentioned above and the development of formalized quality assurance and documentation procedures.

      Product development expense, excluding the impact of software capitalization, expressed as a percentage of revenues, for the First Three Quarters of Fiscal 2005 would have been 36%, compared to 37% of revenues for the First Three Quarters of 2004.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the First Three Quarters of Fiscal 2005 increased $519,000, or 31%, to $2,168,000 as compared to $1,649,000 for the
First Three Quarters of Fiscal 2004. The increase in general and administrative expense is primarily attributable to an increase in rent expense, the inclusion of WebWare general and administrative expense for the entire First Three Quarters of Fiscal 2005 and a provision of $80,000 for state and local taxes associated with previous years. We moved to a new corporate facility that includes our data hosting facility on March 1, 2004. While the new lease provided for a rent abatement through February 2005, we continued to be obligated for rent on our previous facility through September 2004. Accordingly, we recorded rent expense for both facilities for the First Three Quarters of Fiscal 2005.

      General and administrative expense, expressed as a percentage of revenues, was 26% for the First Three Quarters of Fiscal 2005 as compared to 27% for the First Three Quarters of Fiscal 2004.

NON-RECURRING ITEMS

      The non-recurring items of $380,000 for the First Three Quarters of 2004 consisted of severance, relocation, and moving expenses and other expenses incurred as part of a plan to realign our operations subsequent to the acquisition of WebWare.

INTEREST EXPENSE, NET

      Interest expense for the First Three Quarters of Fiscal 2005 decreased $190,000, or 56%, to $148,000 as compared to $338,000 for the First Three Quarters of Fiscal 2004. The decrease was due to the lower level of borrowings as $1.9 million of convertible debt was converted to Series C Convertible Preferred Stock as of March 31, 2004, which was partially offset, by higher borrowings, fees and interest under our Factoring Agreement.

PROVISION FOR TAXES

      No provision for or benefit from federal, state or foreign income taxes was recorded for the First Three Quarters of Fiscal 2005 or the First Three Quarters of Fiscal 2004 because we incurred net operating losses and fully reserved deferred tax assets as their future realization could not be determined.

LIQUIDITY AND CAPITAL RESOURCES

      We anticipate, based upon our current operating outlook, that our cash balance of approximately $155,000 as of December 31, 2004, the proceeds of $600,000 from the issuance of Series C Preferred Stock, which was completed on January 28, 2005, along with the additional minimum funding commitment of $150,000 expected to be completed by April 15, 2005, supplemented by additional advances under our Factoring Agreement will be sufficient to satisfy our operations and capital requirements for the next twelve months. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to revenue shortfalls, unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations.

      Our cash flows are summarized below for the periods indicated: (in thousands)

                                                            NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
Cash provided by (used in):
   Operating activities                                    $    233    $ (1,639)
   Investing activities                                      (1,837)       (834)
   Financing activities
                                                              1,008       2,916
                                                           --------    --------
Net decrease in cash                                           (596)        443
Cash, beginning of period                                       751         771
                                                           --------    --------
Cash, end of period                                        $    155    $  1,214
                                                           ========    ========

      Net cash provided by operating activities was $233,000 in the First Three Quarters of Fiscal 2005 compared to net cash used in operating activities of $1,639,000 in the prior year period. The increase in cash from operations is primarily due to our lower net loss for the First Three Quarters of 2005, increased non-cash expenses and an increase in accounts payable and accrued expenses. As of December 31, 2004, the Company had a working capital deficit of $4,244,000 compared to a working capital deficit of $2,609,000 as of March 31, 2004. For the Third Quarter of Fiscal 2005, the days sales outstanding (DSO) was 69 days compared to a DSO of 70 days for the quarter ended March 31, 2004 and 63 days for the quarter ended December 31, 2003.

      Net cash used in investing activities was $1,837,000 in the First Three Quarters of Fiscal 2005 compared to $834,000 in the prior year period. For the First Three Quarters of 2005, we utilized funds of $1,123,000 for capitalized software development costs and $714,000 of funds for capital expenditures primarily attributable to the completion of our hosted data center, other equipment relating to the relocation of corporate facilities and for computer equipment and software associated with our product development activities. During the First Three Quarters of Fiscal 2004, we utilized $627,000 of funds for the acquisition of the assets and certain liabilities of WebWare and $207,000 of funds for capital expenditures primarily attributable to computer equipment and software associated with our product development activities. Additionally, we issued 716,204 shares of our common stock in connection with the WebWare acquisition, which we valued at $800,000.

      Net cash provided by financing activities was $1,008,000 in the First Three Quarters of Fiscal 2005 compared to net cash provided by financing activities of $2,916,000 in the prior year period. Cash provided in the First Three Quarters of Fiscal 2005 was a result of the proceeds from the issuance of preferred stock of $450,000, proceeds from a capital lease of $240,000 and $412,000 of advances against accounts receivable partially offset by $94,000 of payments on capital leases.

"FORWARD-LOOKING" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

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

QUARTERLY RESULTS

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

BUSINESS RISKS

      An investment in our common stock involves a high degree of risk. Current and potential investors should carefully consider the following risks, and consult with their legal, tax and financial advisors when considering an investment in the Company.

WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO BE PROFITABLE DEPENDS ON A NUMBER OF FACTORS THAT WE MAY BE UNABLE TO CONTROL.

      We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $55,893,000, as of December 31, 2004. For the year ended March 31, 2004 and the nine months ended December 31, 2004, we incurred net losses of $2,324,000 and $916,000, respectively. Through our wholly owned subsidiary, WCORP, we acquired certain assets and liabilities of WebWare and as a result, we experienced operating losses in the fiscal year March 31, 2004 while we focused our efforts on integration and market enhancement initiatives. There can be no assurance that that revenues will continue to increase from current levels to allow us to become profitable or that any expense reduction actions we may take, will allow us to become profitable, or not affect future revenues or our market position.

      Our quarterly sales and operating results have varied significantly, and may vary in the future, as a result of several factors such as:

      o     Size and timing of software license orders
      o     Sales mix of installed versus hosted licenses
      o     Introduction and market acceptance of new products
      o     Completion of backlog orders
      o     Acceptance and sign off of service contracts
      o     Maintenance contract renewal rates
      o     Regulatory compliance
      o     Seasonality

      o     Customer budgetary constraints and timelines
      o     Availability of embedded third party products or tool sets
      o     Availability of Alliance Partner products
      o     Financial condition of Alliance Partners
      o     Variations of Alliance Partner strategies
      o     Competitive pricing
      o     License revenues as a percentage of our revenues
      o     Changes in product distribution channels
      o     Execution of a direct sales strategy
      o     Variations in expense levels
      o     Change of business strategy
      o     General economic conditions
      o     International exchange rates
      o     Changes in accounting pronouncements

      A significant amount of our license and service revenues are derived from a limited number of customers. Such orders are typically placed within the specific financial quarter when revenue is recognized, and we expect this trend to continue. The placement of such orders is typically at the end of a fiscal quarter requiring shipment, and if related to a new customer, the implementation of the licensed product. The sales cycle is typically lengthy for a new licensed customer and less time for an existing customer. Revenue recognition for service contracts requires the acceptance and sign off from a customer. The amount of licensed product and service backlogs at the end of a quarter is typically immaterial. We have historically experienced increased revenues in the third fiscal quarter compared to the preceding fiscal quarters. We also experience variations in product demand due to customer budgetary constraints that may be imposed within a fiscal year. Additionally, we may experience changes in product demand due to changes in budgetary timelines. As a consequence, we experience difficulty in forecasting license and service revenues, particularly at the beginning of the fiscal quarter.

      We distribute products through Alliance Partners. Changes in the strategy, product offering, financial condition, material changes in the sales force, availability of hardware or software products, product defects and material changes in customer support and changes in our relationships with our Alliance Partners may affect product orders and revenues in any period(s).

      License revenue gross margins are substantially higher than other revenue sources. The percentage of license revenues to the overall revenues in a fiscal period may materially effect the overall gross margins and profitability for any period. Variations in expense levels compared to other periods may result in changes in operating income within a fiscal period.

EXECUTION OF OUR BUSINESS PLAN WILL REQUIRE EXPANSION OF OUR DIRECT SALES.

      Historically, we have significantly relied on the indirect sales channel for sales leads and product revenues. We have invested, and expect to continue to invest, in the development and growth of a direct sales channel. To the extent that we are not successful in such efforts, future revenue growth and operating margins may be adversely affected.

BECAUSE WE HAVE EXPERIENCED LOSSES WE MAY NEED ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR BUSINESS PLAN.

      We experienced losses from operations of $916,000 for the First Three Quarters of Fiscal 2005 and $2,324,000 for the fiscal year ended March 31, 2004. These losses were funded partially through additional equity offerings. In the future, we may need additional financing to operate our business and implement our business plan beyond the $600,000 of funds raised in connection with the issuance of Series C Preferred on January 28, 2005, along with the additional minimum funding commitment of $150,000 expected to be completed by April 15, 2005.

      If additional funds are raised by issuance of equity securities, dilution to our stockholders will result. There can be no assurances, however, that we will be successful in obtaining funds from any equity sources. If additional funds are not available, we may be forced to eliminate or curtail certain of our projects, sell assets, take additional steps to conserve cash and modify execution of our business plan. These actions may adversely affect our results of operations.

THE MEMBERS OF OUR BOARD OF DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK AND CAN INFLUENCE MATTERS REQUIRING THE VOTE OF SHAREHOLDERS.

      As of January 31, 2005, our directors and officers, assuming the conversion of all outstanding preferred stock into common stock, owned approximately 16.6 million shares of common stock, representing approximately 77% of the outstanding common stock. Based on their ownership, our directors and officers have the ability to influence matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of our Company and the sale of all or substantially all of our assets. Their voting power also may discourage or prevent any proposed takeover.

AS A CONSEQUENCE OF THE REVERSE STOCK SPLIT WE MAY EXPERIENCE SHAREHOLDER LIQUIDITY ISSUES.

      We implemented a reverse stock split of 1:10 on January 2, 2004. As a result, the freely traded number of shares on the OTC bulletin board has been substantially reduced. This may give rise to certain liquidity issues relative to the freely traded common stock. This may impair the ability to achieve liquidity within certain periods of trading. The average daily trading volume for the 3-month trading period ended January 30, 2005 is 10,000 shares of common stock.

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

      Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "CSYS". As of January 31, 2005 we have 5,992,287 common shares outstanding. The Company's Series B Convertible Preferred Stock is convertible into 8,634,080 shares of common stock. The Company's Series C Convertible Preferred Stock is convertible into approximately 6,781,300 shares of common stock.

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

OUR FORMER INDEPENDENT PUBLIC ACCOUNTANTS, GOLDSTEIN & MORRIS PC RESIGNED EFFECTIVE OCTOBER 20, 2004.

      On October 20, 2004, Goldstein & Morris PC informed us that they were resigning as our independent registered public accounting firm. Prior to October 20, 2004, Goldstein & Morris PC had not previously advised management or our audit committee of its intention to resign its engagement as our independent registered public accounting firm. The resignation was not sought or recommended by our audit committee. Our business and our results of operations may be adversely impacted by Goldstein & Morris PC's' resignation in that:

      o We expect to incur substantial additional legal and accounting fees relating to disclosure and other regulatory compliance matters associated with the resignation of Goldstein & Morris PC; and

      o Our management has already spent, and is expected to continue to spend, considerable time and effort on matters related to the resignation of Goldstein & Morris PC.

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

WE HAVE CHANGED THE NAME OF THE COMPANY.

      On October 28, 2004 at the Annual Stockholder Meeting, the stockholders approved to change the name of the company to ClearStory Systems, Inc. effective upon such approval. We believe that the name change better reflects our current positioning within the ECM market. The name change required increased expense for legal matters, and promotional, marketing and communication materials. To the extent that the name change causes confusion within our target market or client base, we may experience a decrease in revenues and/or an increase in overall expenses.

WE HAVE INITIATED A NEW PRODUCT BRANDING.

      We have initiated an effort to establish a common brand within the ECM market. We plan to introduce an alternative naming convention and replace the existing ESP and ActiveMedia names. The name change has required and may continue to require increased expense for legal matters, as well as promotional, marketing and communication materials. To the extent that the name change causes confusion within our target market or client base, we may experience a decrease in revenues and/or an increase in overall expenses.

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

RAPID TECHNOLOGY CHANGES IN OUR INDUSTRY MAY ADVERSELY AFFECT OUR BUSINESS.

      Our business is subject to technological advances and possible product obsolescence. The market for our products is characterized by rapidly changing technology, intense competition, technological complexity and evolving industry standards. We must ensure that our products are compatible with those products offered by third-party vendors, including server platforms for our software and various storage devices and platforms. We have no contracts with third-party vendors; therefore, there is no assurance that we will be able to make our software products compatible with new products that are introduced by others.

WE HAVE RECENTLY RELEASED THE NEXT GENERATION OF OUR PRODUCT.

      We recently announced the release of a next generation of applications based upon a J2EE architecture. We have also embraced a Web services technology model for the user interfaces and API. There can be no assurance that such technologies will not be replaced by more contemporary offerings in the marketplace.

      The market acceptance of the architecture and related applications cannot be ensured. To the extent that we experience certain product issues or that acceptance is limited, we may incur increased expense to maintain additional product lines and may not realize anticipated savings with the technology model. The performance and market adoption of this platform may alter future product development strategies, which may result in delays to subsequent product introductions. In addition, customers may delay upgrading and migrating to new products. As a result of the above, we may experience reduced revenues and increased expenses in future periods.

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

AS WE MIGRATE OUR BUSINESS MODEL TO INCLUDE A HOSTED MODEL, WE MAY EXPERIENCE CERTAIN QUARTERLY REVENUE DEGRADATION.

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

BECAUSE OF CERTAIN PROVISIONS IN OUR BY-LAWS, CHANGE IN CONTROL MAY BE
DIFFICULT.

      Our by-laws and the Delaware General Corporation Law contain provisions that may make a change in control more difficult or delay attempts by others to obtain control of us, even when this may be in the interests of stockholders. The Delaware General Corporation Law also imposes conditions on certain business combinations with "interested stockholders", as defined by Delaware law. Under certain agreements with key personnel, we also have provided the acceleration of vesting of stock options in the event of a change of control and severance payments in the event that the employment of such personnel is terminated without cause following a change in control. Additionally, we have provided that if a change of control occurs, certain directors will receive immediate vesting of stock options granted under our 1992 Directors Option Plan.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is a defendant in an action commenced on May 16, 2003 by Lason, Inc. ("Lason") in the United States Bankruptcy Court for the District of Delaware. The Lason action is seeking the return of certain pre-petition payments made prior to the bankruptcy petition of Lason in the amount of approximately $121,000. The Company was contesting the action and is asserting a number of affirmative defenses on its behalf. On February 08, 2005, the Company entered into a settlement agreement whereby all claims regarding this action will be settled for $30,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On January 28, 2005, the Company entered into a Series C Convertible Preferred Stock Purchase Agreements dated as of September 9, 2003 and December 31, 2003 with SCP Private Equity Investors II, LP ("SCP") and CSSMK, LLC ("CSSMK"), respectively, whereby the Company sold an additional 257,785 shares of Series C Preferred at $1.9396 per share to SCP for the sum of $500,000 and sold an additional 51,557 shares of Series C Preferred to CSSMK at $1.9396 per share for the sum of $100,000. Pursuant to the agreement, SCP, or at the discretion of SCP, CIP Capital LP ("CIP"), has agreed to purchase a minimum of 77,336 additional shares of Series C Preferred at $1.9396 per share for the sum of $150,000, on or before April 15, 2005 (the "Second Closing"). In addition, SCP may, at its sole discretion, expand the number of shares to be purchased at the Second Closing to a maximum of 128,893 shares of Series C Preferred at $1.9396 per share for a sum of $250,000.

ITEM 6. EXHIBITS

      (A) EXHIBITS

            Exhibit 31.1* Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1* Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Annexed hereto

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CLEARSTORY SYSTEMS, INC.


Date:  February 11, 2005              By: /S/ HENRY F. NELSON
                                          --------------------------------------
                                          Henry F. Nelson

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