Form 10KSB
period 2005-03-31
ClearStory Systems, Inc.
filed 2005-07-12
CIK 878612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:                                COMMISSION FILE NUMBER
      MARCH 31, 2005                                             1-12966
                                                                 -------

================================================================================
                            CLEARSTORY SYSTEMS, INC.
================================================================================
               (Exact name of registrant specified in its charter)

                         ONE RESEARCH DRIVE, SUITE 200B,
    DELAWARE                      WESTBOROUGH, MA                 06-1302773
    --------             -------------------------------     -------------------
(State or other               (Address of Principal           (I.R.S. Employer
jurisdiction of                 executive offices)           Identification No.)
 incorporation
or organization)

                                      01581
                                      -----
                                    Zip Code

                                 (508) 870-4000
                                 --------------
                (Issuer's Telephone number, including area code)

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

Yes |_|   No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Revenues for the fiscal year ended March 31, 2005 were $11,588,000.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the Common Stock on June 30, 2005, as reported by OTCBB, was approximately $2.0 million. As of June 30, 2005, registrant had outstanding 5,992,287 shares of Common Stock.

================================================================================

                            CLEARSTORY SYSTEMS, INC.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                                      INDEX

PART I                                                                      PAGE

Item 1.    Description of Business.............................................3

Item 2.    Description of Property............................................14

Item 3.    Legal Proceedings..................................................14

Item 4.    Submission of Matters to a Vote of Security Holders................14

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small
           Business Issuer Purchases of Equity Securities.....................14

Item 6.    Management's Discussion and Analysis or Plan of Operation..........15

Item 7.    Financial Statements...............................................21

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........................................21

Item 8A.   Controls and Procedures............................................21

Item 8B.   Other Information..................................................21

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(A) of the Exchange Act................22

Item 10.   Executive Compensation.............................................22

Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters .................................22

Item 12.   Certain Relationships and Related Transactions.....................22

Item 13.   Exhibits...........................................................23

Item 14.   Principal Accountant Fees and Services.............................23

SIGNATURES ...................................................................25

EXHIBIT INDEX ................................................................26

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WORDS SUCH AS "ANTICIPATES", "PLANS", "ESTIMATES", "EXPECTS", "BELIEVES" AND SIMILAR EXPRESSIONS AS USED IN THIS DOCUMENT IN CONNECTION WITH CLEARSTORY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY HAS BASED THESE FORWARD-LOOKING STATEMENTS ON ITS CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. HOWEVER, THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD LOOKING STATEMENTS. PLEASE SEE "BUSINESS RISKS" FOR A MORE DETAILED DESCRIPTION OF THOSE CONDITIONS AND EVENTS THAT COULD CAUSE THE COMPANY'S RESULTS TO DIFFER.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

      ClearStory Systems, Inc. ("we", "our", "ClearStory" or the "Company") (OTCBB: CSYS) was incorporated in Delaware in December 1989 as INSCI Corp. We acquired certain assets and liabilities of WebWare Corp., a leading provider of content management solutions for the digital asset management ("DAM") market on September 5, 2003. On October 28, 2004, at our Annual Meeting of the Stockholders, we received approval to change our name from INSCI Corp. to ClearStory Systems, Inc. as part of our overall strategic transition within the broader Enterprise Content Management ("ECM") and DAM markets. The Company is headquartered in Westborough, Massachusetts, with a mailing address of One Research Drive, Suite 200B, Westborough MA 01581 and telephone number (508) 870-4000. The Company can also be reached at its Website http://www.clearstorysystems.com.

      We are an established provider of software solutions within the ECM and DAM markets. The Company's proven solutions manage the capture, storage, distribution, security and lifecycle of wide-ranging unstructured content, such as video, marketing assets, multi-media presentations, animation, and e-mail; and fixed content, such as reports, statements, trade confirmations, explanation of benefits ("EOB") statements, and other final-form documents. Our suite of software provides applications for the management of this content; and a platform for integrating this content into a wide variety of business environments including global marketing, media services, compliance initiatives, brand management, e-learning, online self-service, finance, and customer service.

      The accompanying consolidated financial statements for the year ended March 31, 2005 and 2004 include the operations of the Company and its wholly-owned subsidiaries, WCORP, Inc. ("WCORP") and Lognet 2000, Inc. WCORP was established August 26, 2003 to acquire certain assets and liabilities of WebWare(R) Corporation ("WebWare"). WCORP acquired certain assets and assumed certain liabilities of WebWare on September 5, 2003. Additional subsidiaries of the Company are InfiniteSpace.com, Corp. , The Internet Broadcasting Company, Inc. and INSCI (UK) Limited, all of which are no longer active.

STRATEGY

      Our mission is to provide market-leading solutions for the integration of rich media and business documents into business processes. Our strategy is based on three principles:

o OPEN ARCHITECTURE: a philosophy for integrating systems, media processing tools and technologies, with a commitment to Java Enterprise Edition ("J2EE"), which allows us to support best practices environments for our customers; and gives developers the flexibility to build value on our platform;

o SCALABILITY: offering applications built on a foundation designed to support the rapid proliferation of enterprise content and able to withstand the demands of growing user communities as our customers extend their systems to external users;

o TOTAL COST OF OWNERSHIP: building on our strength in knowledge of rich media management, creating extensible solutions that bring greater value to our customers, while embracing technology that offers cost effective, rapid deployment.

      Our history began with software solutions for the capture and preservation of high-volume, mission-critical content necessary for business operations, or regulatory compliance. This content includes documents such as bank statements, 401(k) statements, customer and vendor statements, EOB statements, and transaction confirmation documents. Our product offering evolved as the market sought to extend this content to customer-facing initiatives, such as document libraries for call centers and online statement presentment for customers. Leveraging emerging market opportunities, we have expanded our product offering to include e-mail archiving, and DAM--which captures, stores and delivers high-value digital assets such as video, branded content, graphics and multi-media presentations. Overall, our product suite helps our customers improve productivity, increase customer satisfaction, enhance communication, and ultimately provides them with a strategic foundation for business agility and innovation. With the recent release of out Radiant Enterprise Media Server, our next-generation software platform, coupled with our ActiveMedia(TM) product offerings, we have substantially expanded our digital media capabilities and supported the demands of global enterprises that are seeking solutions such as video management, marketing content management, and enterprise media services.

INDUSTRY BACKGROUND

      Today's digital enterprise is expanding the creation of content at an overwhelming rate. Regulatory compliance issues, cost pressures, productivity requirements and consumer demands are requiring corporations to increasingly control and manage their enterprise content. Managing rich media, including video, audio, marketing graphics and compound documents has become a critical business requirement. Rapid production and on-demand consumption of rich media is a growing demand as wireless telecom and broadcast digital infrastructures create new channels for delivery of content. To meet these demands, organizations are faced with the requirement to capture, store and deliver business content in a variety of information formats from multiple applications. This information may be in the form of transactional data, documents, video, voice, audio, e-mail, multi-media presentations, and web content, among others. Electronic management of this business content requires a flexible and well architected solution, which includes the ability to employ industry standard technology to leverage information from discrete information systems, and integrate content into business processes.

      International Data Group ("IDC") expects the ECM market to grow to over $9 billion in 2008, a compound annual growth rate ("CAGR") of 14%. According to IDC, the fastest growing sub-segments of this market are DAM--due to rich media growth demands--with a projected CAGR of 42% by 2008 and e-mail, with a CAGR of 50% for the same period.

      Internet delivery and presentment is rapidly becoming a business requirement. New capabilities such as electronic bill presentment, customer access to statements and bills, and integrated invoicing and marketing extend the value of conventional customer-facing documents. Electronic commerce, business-to-business correspondence, electronic customer presentment and e-mail are required communications components of most companies.

      With the growing need for accelerated time to market, companies are looking to improve brand management, increase marketing productivity, and accelerate product launches. By better managing digital assets (such as images, video, documents, layouts, and other rich media), and enabling secure access to this content across the global enterprise, companies gain a platform for market acceleration and business agility.

      We help our customers manage their business content - through advanced, flexible and cost-effective solutions. Our technology is engineered to scale with a customer's growing business requirements without performance degradation as content volume proliferates. With the powerful cataloging and metadata technology, millions of documents and digital assets are preserved for easy retrieval, management and distribution.

SOFTWARE PRODUCTS

      Our Radiant Content Suite provides a powerful platform for integrating content into a wide variety of business environments including global marketing, media services, corporate governance initiatives, e-learning, finance and customer service.

      RADIANT ENTERPRISE MEDIA SERVER ("RADIANT EMS") (released in February
2005) is a pure J2EE platform for document and rich media solutions offering a scaleable n-tier architecture that takes advantage of industry standard Web Services description language and Remote Method Invocation application program interface ("API"). Its advanced architecture offers interoperability for substantially increased market opportunity through seamless integration with third party applications and a developer platform for service providers. Its modular design provides exceptional go-to-market flexibility, including direct-sale installed applications, original equipment manufacturers ("OEM") and/or platform-centric opportunities, and a subscription-based hosted service offering.

      ACTIVEMEDIA is our next-generation enterprise DAM application, built on our Radiant EMS platform. It provides a highly scalable, completely Web-based solution for the management of rich media with low total cost of ownership, powerful functionality, flexible metadata models, user simplicity, and high interoperability. The system offers a secure central repository where rich media files such as images, documents, video, animation, voice and other formats of rich media and brand assets are organized and stored; and it provides secure on-demand delivery of this content to Web-browser users, desktops, websites, or enterprise applications. The system also offers superior handling of video and compound documents (such as QuarkXpress and Adobe InDesign), a critical requirement for marketing teams, advertising agencies, and marketing services firms.

      RADIANT BUSINESS DOCUMENT SERVER ("RADIANT BDS") is a proven and industry-recognized system for high-volume document capture, archiving, and online presentment. The Company has successfully marketed Radiant BDS to premiere clients within financial services, insurance, and healthcare markets, which has resulted in a substantial ongoing revenue stream.

      Radiant BDS captures, stores, and delivers mass-volumes of business-critical content enterprise-wide. It provides a highly scalable digital content repository for the preservation of wide-ranging content (legacy computer output, documents, e-mail, Microsoft Office files, and imaged documents). Designed to meet the unique demands of large-scale implementations, Radiant BDS manages millions of documents and supports instant Internet-based access to this content by thousands of concurrent users.

      Radiant BDS is built on a scalable architecture that supports multiple platforms. Access to archived content is offered through both a web-deployable desktop client, and browser-based access. Additionally, an industry-standard Java-based API offers integration with third-party applications, such as Web portals, Customer Relationship Management ("CRM"), service providers, and Healthcare Information Technology ("HIT") providing a platform for expanded market presence.

      RADIANT MAILMANAGER (released January 2005) is a highly scalable e-mail active archiving solution that provides complete lifecycle, compliance, and storage management for the corporate e-mail knowledge base. The Company believes this product can be the foundation for more comprehensive compliance solutions. Built for performance, it uses a lightweight embedded JBOSS application server and mySQL database. Fully integrated with Microsoft Outlook, the search client uses XML over HTTP to send query information and receive results from the embedded application server.

PROFESSIONAL SERVICES GROUP

      We believe that a high level of customer service and support is necessary for the long-term performance and success of the Company. We offer an array of services to new and existing clients and partners, including maintenance support for our customers. Additionally, we offer our rich media products, Radiant EMS and ActiveMedia, under a subscription-based hosted service model.

      Our professional services group offers implementation, integration, and customization services designed for each customer's specific requirements. We also offer periodic classroom training at our Westborough, MA location for end-users, application programmers and systems administrators as well as on-site training when requested. Utilizing our core products, technologies and the capabilities of our professional services resources, we have developed specialized systems integration methodologies to implement advanced solutions within large and complex client environments. For rich media solutions, our dedicated professional services group offers clients the opportunity to optimize and customize the workflow and user experience for brand management, media services, product launches, and document and rich media archiving. For Radiant BDS, our professional services group includes expertise in integrated output management, document imaging, document management, on-demand printing, data storage, data mining, and web-based statement presentment.

      Our maintenance support services may include end-user telephonic or web-based support, diagnostic review, consulting, bug fixes and software updates. We offer a standard coverage package for normal business hours and twenty-four hour support, which is available at an enhanced rate. The Company strives to release at least one update of our applications on an annual basis for all products. Maintenance agreements are typically one year in length and automatically renew for successive annual terms unless notification is provided. Customers covered by maintenance agreements are provided periodic product information, product enhancement information and product schedules. The typical fee for annual maintenance support is 15% - 24% of the then current list price. Customers may elect to execute multi-year maintenance agreements for a reduced fee.

WARRANTY

      The Company provides a limited warranty for its software products for 90 days. We generally include the limited warranty on the Company-developed applications and specifically exclude the warranty on all third party products.

PRODUCT DEVELOPMENT

      The market for ECM applications is highly competitive and characterized by frequent technological change. Consequently, we must continually enhance our products while developing new products to meet market needs. The Company utilizes development engineers and customer support personnel to identify, design, and test product enhancements and new products. We have employed industry standard technology as a basis to develop our Radiant Content Suite.

      Our ability to remain competitive will depend in part on our ability to attract and retain skilled employees with certain technology-based experience.

MARKETING AND SALES

      Our customer base of over 250 customers includes leading companies in media & entertainment, pharmaceutical, consumer packaged goods, financial services, and healthcare markets. Sales to new end-users generally include software license, professional services and maintenance contracts. Additionally, we offer our rich media products, Radiant EMS and ActiveMedia, under a subscription-based hosted model. Hosted-service sales typically include recurring revenues that are recognized on a monthly basis as services are provided and earned.

      We market our products through our recently expanded direct sales force and indirect channel partners ("Alliance Partners"). We currently have a limited number of Partners primarily under value added reseller ("VARs") and OEM agreements. VARs generally are organizations that sell their own computer application software systems or services to special vertical markets. We have VAR relationships with Unisys Corporation and Xerox Corporation and OEM agreements with Agfa Corporation, Ascent Media Group, Inc., and Sunguard Shareholder Systems, Inc. In addition, on March 30, 2005, we signed a teaming agreement with International Business Machines Corporation ("IBM"), representing a new distribution opportunity for our recently released platform, Radiant EMS, and our DAM application, ActiveMedia.

      We will continue to seek and enter into additional marketing alliances that will have the potential to generate further sales opportunities. In particular, we believe that enterprises in specific vertical markets such as financial services, banking, manufacturing, brand management, marketing services, CRM, healthcare, and electronic commerce are likely to require our products in order to meet their business objectives. Such marketing alliances may take the form of a traditional distribution relationship or a tighter product integration of applications utilizing our Java-based API toolkits.

      Marketing activities include the management of our website, distribution of sales and product literature and other communications describing our products and services as well as on-going communications with our established base of customers and partners via newsletters. We augment our direct sales efforts through telemarketing, webinar presentations and direct mail and e-mail marketing campaigns. Promotion of our products includes publishing of user success stories, participation and attendance at industry specific tradeshows and conferences, media and analyst relations, and distributing press releases about the Company and its products.

VENDORS AND SUPPLIERS

      The sale of third party hardware products has been significantly reduced in order to focus on the license of our own software and services products, which have historically generated higher gross margins. Typically, the hardware that hosts our software products is either owned or purchased directly by our customers for their location. Accordingly, sales of third party hardware are minimal and we have no material dependence on third party hardware suppliers in order to attain our revenues. We are not dependent upon any one supplier or vendor.

COMPETITION

      There are a number of suppliers offering DAM, electronic document archiving, electronic bill presentment and e-commerce products. However, in many instances, we believe that our products and services offer certain advantages over the competition. These advantages include:

      o An industry recognized and award winning solution for the digital asset market
      o A hosted subscription-based model offers potential customers a cost effective initial solution
      o The adoption of a J2EE web services architectural model, which we believe is a compelling and cost-effective platform
      o A comprehensive product portfolio encompassing enterprise archive and retrieval, web-based functionality, scanning and imaging, document mining, report generation and management, and a multi platform strategy
      o     High volume throughput and enterprise-level scalability
      o     API's for integration with end users and potential partners
      o The ability to rapidly customize traditional features of a user interface ("UI")
      o     Support for multiple intelligent data streams and other data formats
      o     Comprehensive systems integration and support services
      o Strategic alliances and partnership relationships with corporate partners

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

GOVERNMENTAL REGULATION

      We market and support applications in certain regulated industries which require increased costs and adherence to specified regulations including Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), SEC 17A and various securities regulations as specified by the Securities and Exchange Commission ("SEC"). We believe that our applications and business practices adhere to the various requirements as specified by the regulatory authorities.

EMPLOYEES

      We employed 72 full-time employees as of June 30, 2005. Our future success depends, in part, on our ability to retain existing employees and to attract new management and technical employees. We have no collective bargaining agreements and consider our relationships with our employees to be good.

BUSINESS RISKS

      An investment in our common stock involves a high degree of risk. Current and potential investors should carefully consider the following risks, and consult with their legal, tax and financial advisors when considering an investment in the Company.

WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO BE PROFITABLE DEPENDS ON A NUMBER OF FACTORS THAT WE MAY BE UNABLE TO CONTROL.

      We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $56,391,000, as of March 31, 2005. For the years ended March 31, 2005 and March 31, 2004, we incurred net losses of $1,242,000 and $2,324,000, respectively. We expect this working capital deficit to further increase as we anticipate incurring additional losses for the first eight months of fiscal 2006. Since our acquisition of certain assets and liabilities of WebWare on September 3, 2003, we have experienced operating losses as we focused our efforts on integration and market enhancement initiatives and the development of our next generation platform, Radiant EMS. There can be no assurance that that revenues will continue to increase from current levels to allow us to become profitable or that any expense reduction actions we may take, will allow us to become profitable, or not affect future revenues or our market position.

      Our quarterly sales and operating results have varied significantly, and may vary in the future, as a result of several factors such as:

      o     Size and timing of software license orders
      o     Adoption of recently introduced products
      o     Sales mix of installed versus hosted license revenues
      o     License revenues as a percentage of our revenues
      o     Completion of backlog orders
      o     Successful implementation of a direct sales model
      o     Acceptance and sign off of service contracts
      o     Maintenance contract renewal rates
      o     Seasonality
      o     Customer budgetary constraints and timelines
      o     Availability of embedded third party products or tool sets
      o     Availability of Alliance Partner products
      o     Financial condition of Alliance Partners
      o     Variations of Alliance Partner strategies
      o     Competitive pricing
      o     Changes in product distribution channels
      o     Execution of a direct sales strategy
      o     Variations in expense levels
      o     General technology trends
      o     Change of business strategy
      o     General economic conditions
      o     Changes in accounting pronouncements

      A significant amount of our license and service revenues are derived from a limited number of customers. Such orders are typically placed within the specific financial quarter when revenue is recognized, and we expect this trend to continue. The placement of such orders is typically at the end of a fiscal quarter requiring shipment. The sales cycle is typically lengthy for a new licensed customer and shorter for an existing customer. Revenue recognition for service contracts requires the acceptance and sign off from a customer. The amount of licensed product and service backlogs at the end of a quarter is typically immaterial. We experience variations in product demand due to customer budgetary constraints that may be imposed within a fiscal year. Additionally, we may experience changes in product demand due to changes in budgetary timelines. As a consequence, we experience difficulty in forecasting license and service revenues, particularly at the beginning of the fiscal quarter.

      License revenue gross margins are substantially higher than other revenue sources. The percentage of license revenues to the overall revenues in a fiscal period may materially affect the overall gross margins and profitability for any period. Variations in expense levels compared to other periods may result in changes in operating income within a fiscal period.

EXECUTION OF OUR BUSINESS PLAN WILL REQUIRE THE SUCCESSFUL IMPLEMENTATION OF OUR DIRECT SALES.

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

BECAUSE WE HAVE EXPERIENCED LOSSES WE MAY NEED ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR BUSINESS PLAN.

      We experienced losses from operations of $1,242,000 and $2,324,000 for the fiscal years ended March 31, 2005 and 2004, respectively. These losses were funded partially through additional equity offerings. In the future, we may need additional financing to operate our business and implement our business plan beyond the $250,000 of funds raised in connection with the issuance of Series C Convertible Preferred Stock on April 15, 2005 and $750,000 of funds in connection with the issuance of a 10% convertible note on June 16, 2005. As of March 31, 2005, the Company had a working capital deficit of $3,708,000 compared to a working capital deficit of $2,609,000 as of March 31, 2004.

      If additional funds are raised by issuance of equity securities, dilution to our stockholders will result. There can be no assurances, however, that we will be successful in obtaining funds from any equity sources. If additional funds are not available, we may be forced to eliminate or curtail certain of our projects, sell assets, take additional steps to conserve cash and modify the execution of our business plan. These actions may adversely affect our results of operations.

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

      Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "CSYS". As of June 30, 2005, we have 5,992,287 common shares outstanding. As of June 30, 2005, the Company's Series B Convertible Preferred Stock is convertible into 8,634,080 shares of common stock while the Company's Series C Convertible Preferred Stock is convertible into approximately 7,617,650 shares of common stock.

THE MEMBERS OF OUR BOARD OF DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK AND CAN INFLUENCE MATTERS REQUIRING THE VOTE OF SHAREHOLDERS.

      As of June 30, 2005, our directors and officers, assuming the conversion of all outstanding preferred stock into common stock, owned approximately 17.4 million shares of common stock, representing approximately 78% of the outstanding common stock. Based on their ownership, our directors and officers have the ability to influence matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of the Company and the sale of all or substantially all of its assets. Their voting power also may discourage or prevent any proposed takeover.

OUR PREFERRED STOCKHOLDERS HAVE SENIOR RIGHTS IN THE EVENT OF OUR LIQUIDATION, DISSOLUTION OR WINDING-UP.

      Our preferred stockholders have senior rights in the event of our liquidation, dissolution or winding-up, including our sale to a third party. In the event that any liquidation, dissolution or winding-up occurs, our common stockholders would not be entitled to any proceeds of such liquidation, dissolution or winding-up until the liquidation preference of our preferred stockholders is fully satisfied. As a result, we can provide no assurances that our common stockholders will receive any proceeds in the event of our liquidation, dissolution or winding-up to the extent that the liquidation preference of our preferred stockholders is not fully satisfied. As of June 30, 2005, the aggregate liquidation preference for all series of preferred stock was approximately $19.1 million.

THE POTENTIAL ISSUANCE OF ADDITIONAL SHARES OF PREFERRED STOCK MAY NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND SHAREHOLDER RIGHTS.

      Our certificate of incorporation empowers the board of directors with the right to determine the designations, rights, preferences and privileges of the holders of one or more series of preferred stock. The board of directors can issue, without stockholder approval, preferred stock with voting, dividend, conversion, liquidation or other rights, which could adversely affect the voting power and equity interest of common stockholders.

AS A CONSEQUENCE OF THE REVERSE STOCK SPLIT WE MAY EXPERIENCE SHAREHOLDER LIQUIDITY ISSUES.

      We implemented a reverse stock split of 1:10 on January 2, 2004. As a result, the freely traded number of shares on the OTC bulletin board has been substantially reduced. This may give rise to certain liquidity issues relative to the freely traded common stock. This may impair the ability to achieve liquidity within certain periods of trading. The average daily trading volume for the 3-month trading period ended June 30, 2005 was approximately 4,000 shares of common stock.

OUR FORMER INDEPENDENT PUBLIC ACCOUNTANTS, GOLDSTEIN & MORRIS PC, RESIGNED EFFECTIVE OCTOBER 20, 2004.

      On October 20, 2004, Goldstein & Morris PC ("Goldstein & Morris") informed us that they were resigning as our independent registered public accounting firm. Prior to October 20, 2004, Goldstein & Morris had not previously advised management or our audit committee of its intention to resign its engagement as our independent registered public accounting firm. The resignation was not sought or recommended by our audit committee.

      On November 22, 2004, the Company's audit committee engaged Miller, Ellin & Company, LLP as its new independent public accounting firm for the year ended March 31, 2005.

      On May 25, 2005, the Public Company Accounting Oversight Board took action against Goldstein & Morris by revoking its registration and barring its managing partner, Edward B. Morris, from associating with a registered accounting firm for violating the auditor independence rules of the Sarbanes-Oxley Act with respect to two public companies unrelated to the Company.

      SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Goldstein & Morris's consent to the inclusion of their audit report in those filings. Despite our best efforts, we have not been able to obtain the consent of Goldstein & Morris to the inclusion of their audit report in the Company's current filing and, most likely, future filings. The SEC has previously provided relief to allow companies to file reports without the requirement to file a consent of its former independent registered public accounting firm in certain circumstances, but purchasers of securities sold under the registration statements, which were not filed with the consent of former independent registered public accounting firm's audit report, would not be able to sue the former independent registered public accounting firm pursuant to Section 11(a)(4) of the Securities Act, and therefore, the purchasers' right of recovery under that section may be limited as a result of the Company's inability to obtain Goldstein & Morris's consent.

      Our business and our results of operations may be adversely impacted by Goldstein & Morris's resignation in that:

      o We have and expect to continue to incur substantial additional legal and accounting fees relating to disclosure and other regulatory compliance matters associated with the resignation of Goldstein & Morris; and

      o Our management has already spent, and is expected to continue to spend, considerable time and effort on matters related to the resignation of Goldstein & Morris.

OUR BUSINESS GREATLY DEPENDS ON INDIRECT SALES.

      We depend upon introductions to potential customers by companies with which we maintain strategic alliances for a significant percentage of our sales. Although we have written agreements with our Alliance Partners and other value added resellers, the agreements do not require customer introductions nor do they provide for minimum required purchases of our products. In addition, on March 30, 2005, we signed a teaming agreement with IBM, representing a new distribution opportunity for our recently released next generation platform, Radiant EMS. If any of the companies with which we maintain strategic alliances decide not to refer potential customers to us, our sales may be reduced and operating losses increased. In addition, there is no assurance that we will be able to maintain our strategic alliances on current terms. If our Alliance Partners' strategy, product offerings or financial condition change, or if there are material changes in their sales force or customer support, or if their hardware or software products are unavailable, our revenues may be affected.

WE ARE DEPENDENT ON LICENSED TECHNOLOGY.

      We depend on certain software products that are licensed from third parties, which are embedded and used in our products. We believe that there are replacement alternatives for such third party products; however, the interruption of the availability of such products may have an adverse impact on the delivery of our products. Additionally, we expect our third party vendors to maintain and continually improve their products. To the extent that such products became obsolete or inoperable with other industry standard applications, we may experience an adverse effect on revenues, operating results and a decrease in customer satisfaction.

WE CHANGED THE NAME OF THE COMPANY AND INITIATED A NEW PRODUCT BRANDING.

      On October 28, 2004 at the Annual Stockholder Meeting, stockholders approved a proposal to change the name of the Company to ClearStory Systems, Inc. from INSCI Corp. We believe that the name change better reflects our current positioning within the ECM market. The name change has required and may continue to require increased expense for legal matters, as well as promotional, marketing and communication materials. We have also initiated an effort to establish a common brand for our products within the ECM market with a new naming convention for certain of our products. To the extent that the name change and product branding cause confusion within our target market or client base, we may experience a decrease in revenues and/or an increase in overall expenses.

WE ARE OFFERING OUR CUSTOMERS A HOSTED SOLUTION.

      We host our DAM application in our hosted data center. The success of the hosted application business model has not been clearly demonstrated, and market acceptance of the hosted center is not ensured. To the extent that we experience technological problems or challenges, certain of our customers may seek a market alternative, which may limit market adoption of the hosted model.

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

WE HAVE RECENTLY RELEASED THE NEXT GENERATION OF OUR PRODUCT.

      We recently announced the release of our next generation software platform, Radiant EMS, based upon a pure J2EE architecture. We have also embraced a Web services technology model for the UIs and API. There can be no assurance that such technologies will not be replaced by more contemporary offerings in the marketplace.

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

      We do not hold any patents and rely on copyright and trade secret laws, non-disclosure agreements and contractual provisions to protect our proprietary technology. These methods afford only limited protection. Despite the precautions we take, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technologies, ideas, know-how and other proprietary information without authorization or may independently develop technologies similar or superior to our technologies. Policing unauthorized use of our products may be difficult and costly. Also, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Therefore, we are unable to predict whether our means of protecting our proprietary rights will be adequate.

      We believe that our technologies have been developed independent of others. Nevertheless, third parties may assert infringement claims against us and our technologies may be determined to infringe on the intellectual property rights of others. We could become liable for damages, or be required to modify our technologies or obtain a license if our technologies are determined to infringe upon the intellectual property rights of others. We may not be able to modify our technologies or obtain a license in a timely manner, if required, or have the financial or other resources necessary to defend an infringement action. We would be materially adversely affected if we fail to do any of the foregoing.

BECAUSE OF THE HIGH COST, WE LACK PRODUCT LIABILITY INSURANCE.

      We develop, market, install and service ECM and DAM systems. Failure of our products may result in a claim against us. Because of the high cost of product liability insurance, we do not maintain insurance to protect against claims associated with the use of our products. Any claim against us may result in costs to us in defending litigation. Further, any claim may require management's time and the use of certain of our resources.

WE DEPEND UPON CERTAIN KEY EMPLOYEES TO DEVELOP OUR PRODUCTS.

      We do not have the financial resources to compete with larger more established companies to attract and retain certain key technological employees. The loss of current technological employees or our inability to recruit and retain employees with certain key technology skills could have an adverse effect on product development and our business.

BECAUSE OF CERTAIN PROVISIONS IN OUR BY-LAWS, CHANGE IN CONTROL MAY BE
DIFFICULT.

      Our by-laws and the Delaware General Corporation Law contain provisions that may make a change in control of the Company more difficult or delay attempts by others to obtain control of us, even when this may be in the interests of stockholders. The Delaware General Corporation Law also imposes conditions on certain business combinations with "interested stockholders", as defined by Delaware law. Under certain agreements with key personnel, we also have provided the acceleration of vesting of stock options in the event of a change of control and severance payments in the event that the employment of such personnel is terminated without cause following a change in control. Additionally, we have provided that if a change of control occurs, certain directors will receive immediate vesting of stock options granted under our 1992 and 2004 Directors Option Plans.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases approximately 27,500 square feet of office space as its corporate headquarters, including its hosting operations, in Westborough, Massachusetts under an operating lease that expires in April 2011. We also lease approximately 5,500 square feet office space in Sausalito, California under an operating lease that expires in October 2009.

      We consider our present office space adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

      The Company was a defendant in an action commenced on May 16, 2003 by one of its customers for the return of certain pre-petition payments made prior to the customer's bankruptcy petition in the amount of approximately $121,000. The Company was contesting the action and was asserting a number of affirmative defenses on its behalf. On February 8, 2005, we entered into a settlement agreement whereby all claims regarding this action were settled for $30,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the current trading symbol "CSYS". Prior to our name change on October 28, 2004, we traded on OTCBB under the trading symbol "INCC". The table below shows the high and low sale prices as reported in NASDAQ's informational reports. These prices represent prices between dealers, do not include retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

                                     COMMON STOCK PRICE
                        ------------------------------------------
                           FISCAL 2005              FISCAL 2004
            QUARTER      HIGH        LOW         HIGH         LOW
            ------------------------------------------------------
            First       $0.80       $0.48       $1.20        $0.55
            Second      $0.70       $0.36       $2.40        $1.00
            Third       $0.51       $0.20       $2.40        $0.85
            Fourth      $0.49       $0.26       $1.45        $0.75

      On June 30, 2005, the closing price of the common stock was $0.34. As of June 30, 2005, we had 77 holders of record of our common stock. This does not include stockholders whose stock is held in nominee or street name by brokers and other institutions.

      No dividends have been declared on our common stock for the two most recent fiscal years. We currently intend to retain our earnings to finance future growth and therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                       Number of securities
                                                                                     remaining available for
                                     Number of securities                             future issuance under
                                       to be issued upon       Weighted-average        equity compensation
                                          exercise of          exercise price of        plans (excluding
                                      outstanding options,   outstanding options,     securities reflected
                                      warrants and rights     warrants and rights         in column (a))
PLAN CATEGORY                                 (a)                     (b)                      (c)
-------------                        -----------------------------------------------------------------------
Equity compensation plans
  approved by security holders             3,031,786                $ 1.08                   752,644

Equity compensation plans
  not approved by security holders                --                $   --                        --
                                     -----------------------------------------------------------------------
Total                                      3,031,786                $ 1.08                   752,644

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS MARCH 31, 2005 ("FISCAL 2005") AND MARCH 31, 2004 ("FISCAL 2004") AND DISCUSSION OF FINANCIAL CONDITION AT MARCH 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR BUSINESS, PLANS, ESTIMATES AND BELIEFS. OUR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

      On October 28, 2004, at our Annual Meeting of the Stockholders, we received approval to change our name from INSCI Corp. to ClearStory Systems, Inc. to more appropriately describe our current positioning as a leading provider of solutions to the ECM market. Our highly scalable solutions provide storage, access and presentment of mission-critical documents, reports, statements, e-mail and high-value digital assets necessary for business operations, or regulatory compliance. The industry recognized that highly scaleable archive solutions support high volume ingestion, digital asset preservation, and on-line presentment and delivery functions via internal networks, or via the world wide web. With the addition of web-enabled capabilities, our customers can take advantage of e-commerce to improve communication, customer satisfaction, and productivity while potentially decreasing operating costs.

      We were founded to capture and preserve high volumes of mission critical business information. Our product offering includes web-based presentment capabilities for documents such as bank statements, 401(k) statements, customer and vendor statements, EOB statements, and transaction confirmation documents. We have expanded our product offerings to include e-mail archiving and notification capabilities as well as the ability to capture, store and deliver high value digital assets such as video, voice on demand, graphics and presentations subsequent to our acquisition of certain assets and liabilities of WebWare Corp. on September 5, 2003. These offerings provide our customers with the ability to increase internal communication, improve productivity and increase customer satisfaction and communication. With the recent release of our Radiant Enterprise Media Server, our next generation software platform, coupled with our ActiveMedia product offerings, we have substantially expanded our digital archive and rich media asset management capabilities and support business efforts such as video and voice on demand, and marketing content management.

      We distribute our products through a combination of our direct sales force and through our Alliance Partners. Revenue is net of discounts and allowances given to our Alliance Partners. We also market and license our products on an international basis through our Alliance Partners. We have reseller relationships with Unisys, and Xerox Global Services, and OEM agreements with Agfa, Ascent Media Group, PFPC and Sunguard. In addition, on March 30, 2005, we signed a teaming agreement with IBM, representing a new distribution opportunity for our recently released platform, Radiant EMS. We consider the development of a successful Alliance Partner program as a key element for our future growth. In Fiscal 2005 and 2004, we derived approximately 46% and 48%, respectively, of our total revenues from our Alliance Partners. Sales to new end-users generally include a software license, professional services, and maintenance contracts. Additionally, our Radiant EMS and Active Media products are also offered under a hosting contract whereby we are an application service provider ("ASP"). ASP sales typically include monthly recurring revenues that are recognized as earned.

SIGNIFICANT ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was recently issued by the SEC, requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements for the year ended March 31, 2005 contained elsewhere in this report include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements, the most significant of which are revenue recognition, capitalization of software, and income taxes.

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

      We believe that full consideration has been given to all relevant and material circumstances to which we may be subject, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

RESULTS OF OPERATION

COMPARISON OF FISCAL YEARS ENDING MARCH 31, 2005 AND MARCH 31, 2004

REVENUES

      The following tables compare total revenues for the fiscal years indicated (in thousands):

                                                  YEAR ENDED MARCH 31,
                                             --------------------------------
                                               2005        2004      % CHANGE
                                             --------    --------    --------
Product revenues                             $  4,703    $  3,137       50%
Professional services                           1,310       1,215        8%
Maintenance and hosting contract revenues       5,575       4,477       25%
                                             --------    --------
      Total revenues                         $ 11,588    $  8,829       31%
                                             ========    ========

REVENUES

      Revenues for Fiscal 2005 increased by $2,759,000, or 31%, to $11,588,000 as compared to revenues of $8,829,000 for all of Fiscal 2004. Product revenues increased by $1,566,000, or 50%, to $4,703,000 in Fiscal 2005 as compared to $3,137,000 in Fiscal 2004. Professional service revenues increased $95,000, or 8%, to $1,310,000 in Fiscal 2005 as compared to $1,215,000 in Fiscal 2004.
Maintenance and hosting revenues increased $1,098,000, or 25%, to $5,575,000 in Fiscal 2005 as compared to $4,477,000 in Fiscal 2004. The revenue increases were primarily attributable to the inclusion of WebWare for the entire Fiscal 2005.

GROSS PROFIT

      Gross profit for Fiscal 2005 increased by $1,564,000, or 24%, to $8,023,000 as compared to gross profit of $6,459,000 for Fiscal 2004. The increase in gross profit is related to the increase in product and maintenance and hosting revenues as previously noted. Gross margin decreased to 69% for Fiscal 2005 as compared to 73% for Fiscal 2004. The decline in gross margins was primarily the result of the inclusion of service and maintenance revenues associated with WebWare, which operate at lower gross margins than our historical gross margins. Further, our service margins decreased due to investments made in our services organization for additional personnel to support the release of our new next generation rich media platform, Radiant EMS.

SALES AND MARKETING

      Sales and marketing expenses for Fiscal 2005 increased by $458,000, or 16%, to $3,380,000 as compared to sales and marketing expenses of $2,922,000 for Fiscal 2004. The increase in sales and marketing expenses was attributable to higher commissions to our direct sales force on the increase in revenues, as well as a commission of $225,000 paid to a systems integration company, an increase in marketing costs associated with the re-branding of our suite of products, our name change to ClearStory Systems, Inc. and our continued strategic investment in our direct sales force.

      Sales and marketing expenses expressed as a percentage of sales decreased to 29% in Fiscal 2005 compared to 33% in Fiscal 2004.

PRODUCT DEVELOPMENT

      Product development expenses, net of capitalized software, for Fiscal 2005 decreased by $294,000, or 10%, to $2,679,000 as compared to $2,973,000 for
Fiscal 2004. We capitalized $1,336,000 of product development costs associated with the development of our next generation platform for Fiscal 2005 as compared to $242,000 for Fiscal 2004. This application, Radiant EMS, achieved technological feasibility in the fourth quarter of Fiscal 2004 and was released in March 2005. Excluding the impact of the software capitalization, total product development expenses for Fiscal 2005 would have increased by $800,000, or 25%, to $4,015,000 as compared to $3,015,000 for Fiscal 2004. The increase in product development costs is attributable to the product development efforts associated with Radiant EMS mentioned above, the development of MailManager and the development of formalized quality assurance and documentation procedures to support our expanded product development investments.

      Product development expense, excluding the impact of software capitalization, expressed as a percentage of revenues, for Fiscal 2005 would have been 35%, compared to 36% for Fiscal 2004.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for Fiscal 2005 increased $799,000, or 37%, to $2,962,000 as compared to $2,163,000 for Fiscal 2004. The increase in general and administrative expense is primarily attributable to an increase in rent expense, the inclusion of WebWare general and administrative expenses for all of Fiscal 2005 and a provision of $80,000 for state and local taxes associated with previous years. We moved to a new corporate facility that includes our data hosting facility on March 1, 2004. While the new lease provided for rent abatement through February 2005, we continued to be obligated for rent on our previous facility through September 2004. Accordingly, we recorded rent expense for both facilities during this period.

      General and administrative expenses, expressed as a percentage of revenues, was 26% for Fiscal 2005 as compared to 25% for Fiscal 2004.

INTEREST EXPENSE, NET

      Interest expense, net for Fiscal 2005 decreased $180,000, or 42%, to $244,000 as compared to $424,000 for Fiscal 2004. The decrease was due to the lower level of borrowings, as $1.9 million of convertible debt was redeemed for $405,000, with the remaining debt being converted to Series C Convertible Preferred Stock as of March 31, 2004. These interest expense savings were partially offset by higher borrowings, fees and interest under our factoring agreements.

PROVISION FOR TAXES

No provision for or benefit from federal, state or foreign income taxes was recorded for Fiscal 2005 or Fiscal 2004 because we incurred net operating losses and fully reserved deferred tax assets as their future realization could not be determined.

COMPARISON OF FISCAL YEARS ENDING MARCH 31, 2004 AND MARCH 31, 2003

REVENUES

      The following tables compare total revenues for the fiscal years indicated (in thousands):

                                                FISCAL YEAR ENDED MARCH 31,
                                             --------------------------------
                                               2004        2003      % CHANGE
                                             --------    --------    --------
Product revenues                             $  3,137    $  3,811       (18)%
Professional services                           1,215       1,199         1
Maintenance and hosting contract revenues       4,477       4,226         6
                                             --------    --------
      Total revenues                         $  8,829    $  9,236        (4)
                                             ========    ========

      Revenues for Fiscal 2004 decreased by $407,000, or 4%, to $8,829,000 as compared to revenues of $9,236,000 for Fiscal 2003. Total revenues decreased despite the inclusion of approximately $1.7 million of revenue associated with WebWare which was acquired on September 3, 2003. Product revenues decreased by $674,000, or 18%, to $3,137,000 in Fiscal 2004 as compared to $3,811,000 in
Fiscal 2003. The decrease in product licenses was due to slow market acceptance and an increased focus on new market expansion. Maintenance and hosting revenues increased by $251,000, or 6%, to $4,477,000 in Fiscal 2004 as compared to $4,226,000 in Fiscal 2003. The increase in maintenance and hosting revenues was primarily attributable to the inclusion of revenues associated with the WebWare acquisition.

GROSS PROFIT

      Gross profit for Fiscal 2004 decreased by $1,430,000, or 18%, to $6,459,000 as compared to gross profit of $7,889,000 for Fiscal 2003. The decrease in gross profit is related to the decrease in product revenues as previously noted. Gross margin decreased to 73% for Fiscal 2004 as compared to 85% for Fiscal 2003. The decline in gross margins was primarily the result of:
(i) lower product revenues as a percentage of total revenues in Fiscal 2004, compared to Fiscal 2003, (ii) the inclusion of service and maintenance revenues associated with WebWare, which operate at lower gross margins than our historical gross margins, and (iii) additional costs associated with our hosting center as we invest in this solution.

SALES AND MARKETING

      Sales and marketing expenses for Fiscal 2004 increased by $719,000, or 33%, to $2,922,000 as compared to sales and marketing expenses of $2,203,000 for Fiscal 2003. The increase in sales and marketing expenses was primarily attributable to the WebWare acquisition and increased expenses to expand our direct telemarketing and direct sales effort to increase market visibility.

      Sales and marketing expenses expressed as a percentage of sales increased to 33% in Fiscal 2004 as compared to 24% in Fiscal 2003.

PRODUCT DEVELOPMENT

      Product development expenses, net of capitalized software, for Fiscal 2004 increased by $967,000, or 48%, to $2,973,000 as compared to $2,006,000 for
Fiscal 2003. We capitalized $242,000 of product development costs associated with the development of our next generation platform for Fiscal 2004. Excluding the impact of the software capitalization, total product development expenses for Fiscal 2004 would have increased by $1,209,000, or 60%, to $3,215,000 as compared to $2,006,000 for Fiscal 2003. The Company recorded capitalized development costs upon the achievement of technological feasibility in the fourth quarter of Fiscal 2004 of it next generation platform, Radiant EMS. The remaining increase was a result of the increased investment in e-mail archiving applications and Java-based client presentations.

      Product development expense, excluding the impact of software capitalization, expressed as a percentage of revenues, for Fiscal 2004 would have been 36%, compared to 22% of revenues for Fiscal 2003.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for Fiscal 2004 increased by $267,000, or 14%, to $2,163,000 as compared to $1,896,000 for Fiscal 2003. The increase in general and administrative expenses is primarily attributable to the inclusion of WebWare and the leasing of a new corporate facility.

      General and administrative expenses, expressed as a percentage of revenues, was 25% for Fiscal 2004 as compared to 21% for Fiscal 2003.

NON-RECURRING ITEMS

      Non-recurring items in Fiscal 2004 totaled $301,000 and consisted of severance, relocation and moving expenses and other charges incurred as part of a plan to realign our operations due to the acquisition of WebWare.

INTEREST EXPENSE, NET

      Interest expense, net for Fiscal 2004 was $424,000, a decrease of $266,000, or 38%, from the prior fiscal year expense of $690,000. This decrease was due to decreased borrowings, primarily as a result of the conversion of debt into convertible preferred stock and the reduction of the interest rate as a result of more favorable terms on an operating cash facility.

LIQUIDITY AND CAPITAL RESOURCES

      We anticipate, based upon our current operating outlook, that our cash balance of approximately $849,000 as of March 31, 2005, the proceeds of $250,000 from the issuance of Series C Preferred Stock on April 15, 2005 and the proceeds of $750,000 from the issuance of a 10% convertible note on June 16, 2005, supplemented by advances under our accounts receivable factoring agreement, should be sufficient to satisfy our operations and capital requirements for the next twelve months. However, we may need additional financing to further supplement our liquidity needs, especially for intra-quarter liquidity requirements that depend on the timing and amount of monthly cash receipts that are anticipated by our current operating outlook. We have incurred operating losses and negative cash flows for the past two fiscal years, since our acquisition of WebWare, that have historically been funded through the issuance of additional equity capital from our major stockholders. While we expect our revenue for the upcoming fiscal year to be in excess of our revenue for the current fiscal year due to significant investments in our direct sales and marketing efforts, the establishment of new sales distribution channels and the development and release of new products, there can be no assurances that we will be able to achieve revenue levels or sufficiently reduce expenses to allow us to become profitable without detrimentally affecting our revenues or market position. Additionally, we already have a working capital deficit of $3,708,000 as of March 31, 2005, compared to a working capital deficit of $2,609,000 as of March 31, 2004, which increases the need for us to successfully execute and deliver on our current business plan. We expect our working capital deficit to increase as we anticipate incurring operating losses over the first eight months of fiscal 2006. In the event our plans or our assumptions change or prove to be inaccurate (due to revenue shortfalls, unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations. Over the past several years, we have been successful in raising additional funds from our major shareholders which has allowed us to continue to make certain strategic investments. However, our ability to garner continued financial support from these, or other investors, should the need arise cannot be assured.

      Our cash flows are summarized below for the periods indicated (in thousands):

                                                   YEAR ENDED MARCH 31,
                                                  ---------------------
                                                    2005         2004
                                                  --------     --------
      Cash provided by (used in):
        Operating activities                      $  1,607     $ (1,756)
         Investing activities
                                                    (2,103)      (1,696)
         Financing activities
                                                       594        3,432
                                                  --------     --------
      Net increase (decrease) in cash
                                                        98          (20)
      Cash, beginning of period
                                                       751          771
                                                  --------     --------
      Cash, end of period                         $    849     $    751
                                                  ========     ========

      Net cash provided by operating activities was $1,607,000 in Fiscal 2005 compared to net cash used in operating activities of $1,756,000 in Fiscal 2004. The increase in cash from operations is primarily due to our lower net loss for Fiscal 2005, increased non-cash expenses of $640,000, a reduction in accounts receivable of $1,014,000 and an increase in accounts payable and accrued expenses of $629,000. For Fiscal 2005, the days sales outstanding ("DSO") was 28 days compared to a DSO of 88 days for Fiscal 2004. The reduction in accounts receivable is attributable to the collection of a $1.6 million receivable from one customer in the fourth quarter of Fiscal 2005.

      Net cash used in investing activities was $2,103,000 in Fiscal 2005 compared to $1,696,000 in Fiscal 2004. For Fiscal 2005, we utilized funds of $1,336,000 for capitalized software development costs and $767,000 of funds for capital expenditures primarily attributable to the completion of our hosted data center, other equipment relating to the relocation of corporate facilities and computer equipment and software associated with our product development activities. During Fiscal 2004, we utilized $242,000 of funds for capitalized software development costs, $827,000 of funds for capital expenditures primarily attributable to computer equipment and software associated with our product development activities and $627,000 of funds for the acquisition of the assets and certain liabilities of WebWare. Additionally, we issued 716,204 shares of our common stock in connection with the WebWare acquisition, which we valued at $800,000.

      Net cash provided by financing activities was $594,000 in Fiscal 2005 compared to net cash provided by financing activities of $3,432,000 in Fiscal 2004. Cash provided in Fiscal 2005 was a result of the proceeds from the issuance of 670,241 shares of Series C Preferred Stock for $1,300,000, proceeds from a sale and leaseback of capital equipment of $240,000 partially offset by the repayment of $806,000 of advances against accounts receivable and $140,000 of payments on capital leases. Cash provided in Fiscal 2004 was a result of the proceeds of $3,500,000 from the issuance of Series C Preferred Stock.

"FORWARD-LOOKING" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

      This Annual Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of the Company and its management. These statements are based upon a number of assumptions and estimates, which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to our ability to achieve or maintain growth or profitability, our ability to execute our business strategy successfully, our ability to obtain financing and to pay off our existing liabilities and to fund our working capital needs, our relationship with our existing lenders, our relationship with our customers and suppliers, increased competition, possible system failures and rapid changes in technology and other factors discussed in this Annual Report and in our other filings with the SEC.

ITEM 7. FINANCIAL STATEMENTS

      The information required by this Item is incorporated by reference to the Table of Contents to Consolidated Financial Statements and appears on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

      The Company had no disagreement with its auditors in any matter of accounting principles, practices, financial statement disclosures or auditing scope or procedures.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15(d)-15(e). Based upon that evaluation, we believe that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      During the period covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      In July 2005, we adopted a Code of Ethics that applies to all of our Directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or any person performing similar functions. A copy of our Code of Ethics is attached as
Exhibit 14.1 to this Annual Report on Form 10-KSB.

      The remaining information required by this item will be included in our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2005 under the captions "Election of Directors", "Directors and Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated by this reference as if set forth in full herein.

ITEM 10. EXECUTIVE COMPENSATION

      The information required by this item will be included in our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2005 under the captions "Summary Compensation Table", "Option Grants During Fiscal Year 2005, "Aggregate Option Exercises In Last Fiscal Year And Fiscal Year End Option Values", and "Remuneration of Non-Management Directors" and is incorporated by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item will be included in our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2005 under the captions "Security Ownership of Certain Beneficial Owners" and is incorporated by this reference as if set forth in full herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be included in our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 2005 under the captions "Certain Relationships and Related Transactions" and is incorporated by this reference as if set forth in full herein.

ITEM 13. EXHIBITS

      A) EXHIBITS

            Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEE STRUCTURE

      The following summarizes the fees paid to Miller, Ellin and Company, LLP for the year ended March 31, 2005 and to Goldstein & Morris Certified Public Accountants, PC, the Company's former Independent Registered Public Accountants for the year ended March 31, 2004:

                                                  2005            2004
                                                --------        --------
Audit fees                                      $ 96,966        $ 85,392
Audit-related fees                                    --          37,911
Tax fees                                          28,035           8,325
All other fees                                        --              --
                                                --------        --------
Total Fees                                      $125,001        $131,628

      Audit-related fees for the fiscal year ended March 31, 2004 primarily include fees associated with the audit of WebWare Corporation, from whom certain assets were acquired by the Company.

      The Company's Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor in accordance with SEC policies regarding auditor independence. It is the policy of the Company's Audit Committee to pre-approve all audit and permitted non-audit services provided by the independent auditor. The Company's Audit Committee meets with the independent auditor and management on an annual basis, at a minimum, to review the plans and scope of the audit as well as the proposed fees of the independent auditor. The Audit Committee approved all fees incurred.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CLEARSTORY SYSTEMS, INC.


Dated: July 7, 2005                 By: /s/ HENRY F. NELSON
       ------------                 --------------------------------------------
                                    Henry F. Nelson, President and Chief
                                    Executive Officer


Dated: July 7, 2005                 By: /s/ STEPHEN A. READ
       ------------                 --------------------------------------------
                                    Stephen A. Read, Vice President and Chief
                                    Financial Officer

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

     SIGNATURE                           TITLE                          DATE
     ---------                           -----                          ----


/s/ HENRY F. NELSON       President, Chief Executive Officer        July 7, 2005
-------------------       and Director                              ------------
Henry F. Nelson


/s/ STEPHEN A. READ       Vice President and Chief Financial        July 7, 2005
-------------------       Officer                                   ------------
Stephen A. Read


/s/ YARON I. EITAN        Director                                  July 7, 2005
------------------                                                  ------------
Yaron I. Eitan


/s/ DEREK W. DUNAWAY      Director                                  July 7, 2005
--------------------                                                ------------
Derek W. Dunaway


/s/ FRANCIS X. MURPHY     Director                                  July 7, 2005
---------------------                                               ------------
Francis X. Murphy


/s/ MITCHELL KLEIN        Director                                  July 7, 2005
------------------                                                  ------------
Mitchell Klein


/s/ AMIT AVNET            Director                                  July 7, 2005
--------------                                                      ------------
Amit Avnet


/s/ STEVEN MORGENTHAL     Director                                  July 7, 2005
---------------------                                               ------------
Steven Morgenthal


/s/ ADI RAVIV             Director                                  July 7, 2005
-------------                                                       ------------
Adi Raviv


/s/ GEORGE CALHOUN        Director                                  July 7, 2005
------------------                                                  ------------
George Calhoun


/s/ THOMAS REBAR          Director                                  July 7, 2005
---------------                                                     ------------
Thomas Rebar

                                INDEX OF EXHIBITS

      The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below (footnote explanations are at end of index):

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
3.1           Certificate of Incorporation of the Company.
3.2           Bylaws of the Company.
3.3           Amendment to Certificate of Incorporation of the Company Creating
              Preferred Stock.
3.4           Certificate of Amendment to the Certificate of Incorporation.
3.5           Certificate of Amendment to Certificate of Incorporation
              increasing authorized number of Common Stock.
3.6           Certificate of Amendment to Certificate of Incorporation amending the Series A Preferred Stock and increasing the authorized number of Series B Preferred Stock.
3.7           Certificate of Amendment to Certificate of Incorporation changing the par value of the Common Stock in a 1:10 reverse stock split.
3.8           Certificate of Amendment to Certificate of Incorporation changing the Company name to ClearStory Systems, Inc.
3.9           Amended and Restated Certificate of Designation of the Preferred
              Stock of the Company.
3.10          Certificate of Amendment to the Amended and Restated Certificate
              of Designation of Series A Convertible Preferred Stock, Series B
              Convertible Preferred Stock and Series C Convertible Preferred
              Stock of the Company.
4.1           Rights agreement dated April 4, 2000 by and between the Company and the Rights Agent.
10.1          Lease agreement relating to the Company's Westborough, MA
              headquarters.
10.2          Investment Agreement dated November 28, 2000 by and among the
              Company, Selway and CIP.
10.3          Participation Agreement by and between Prestige Capital
              Corporation and Selway Partners, LLC.
10.4          Employment Agreement by and between the Company and Henry F.
              Nelson.+
10.5          Investment Agreement as of June 21, 2001 by and among Selway
              Partners, LLC, Selway Management, Inc. and insci-statements.com, corp.
10.6          Factoring and Security Agreement by and between the Company and
              Benefactor Funding Corp.
10.7          Second Amendment to Investment Agreement by and among the Company,
              Selway Partners, LLC and CIP Capital, L.P. of an investment agreement dated November 28, 2000.
10.8          Fourth Amendment to Investment Agreement by and between the
              Company and Selway Partners, LLC of an Investment Agreement dated
              June 21, 2001.
10.9          Series C Convertible Preferred Stock Purchase Agreement by and
              between the Company and SCP Private Equity Partners II, L.P.
10.10         Asset Purchase Agreement by and between The Diablo Management
              Group as Assignee for the Benefit of Creditors of WebWare
              Corporation and WCORP, Inc. for the assets of WebWare Corporation.
10.11         Note Purchase Agreement by and between WCORP, Inc. and SCP Private
              Equity Partners II, L.P.
10.12         Amendment No. 1 to Series C Convertible Preferred Stock Purchase
              Agreement by and between the Company and SCP Private Equity
              Partners II, L.P.
10.13         Stockholders Agreement by and between SCP Private Equity Partners
              II, L.P. and CSSMK, LLC.
10.14         Amended and Restated Employment Agreement by and between the
              Company and Henry F. Nelson.
10.15         Series C Convertible Preferred Stock Purchase Agreement by and
              among the Company, Selway Partners, LLC and CIP Capital L.P.
10.16         Amendment No. 2 to Series C Preferred Stock Purchase Agreement by
              and among the Company, SCP Private Equity Partners II, L.P. and
              CSSMK, LLC.*
10.17         Amendment No. 3 to Series C Preferred Stock Purchase Agreement by
              and among the Company, SCP Private Equity Partners II, L.P. and
              CSSMK, LLC.*
10.18         Amendment No. 1 to Stockholders Agreement by and among the
              Company, SCP Private Equity Partners II, L.P. and CSSMK, LLC.*
10.19         Series C Convertible Preferred Stock Purchase Agreement by and
              among the Company, SCP Private Equity Partners II, L.P., CIP
              Capital L.P. and CSSMK, LLC.
10.20         First Amendment to Amended and Restated Stockholders Agreement by
              and among the Company, SCP Private Equity Partners II, L.P.,
              CSSMK, LLC and Selway Partners.
10.21         First Amendment to Series C Convertible Preferred Stock Purchase
              Agreement by and among the Company, SCP Private Equity Partners
              II, L.P., CIP Capital L.P., CSSMK, LLC and Klein Partners.

10.22 Second Amendment to Amended and Restated Stockholders Agreement by and among the Company, SCP Private Equity Partners II, L.P., CSSMK, LLC, Selway Partners, CIP Capital, L.P. and Klein Partners.
14.1          ClearStory Systems, Inc. Code of Ethics.*
16.1          Letter regarding change in certifying accountants.
16.2 Goldstein & Morris PC letter regarding change in certifying accountants.
21.1          Subsidiaries of the Company.
31.1 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

----------
+     Compensatory plan or agreement applicable to management and/or employees.
*     Filed herewith.
**    Furnished herewith.

Unless otherwise noted, each exhibit is incorporated by reference with a prior filing.

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-2

Report of Former Independent Registered Public Accounting Firm              F-3

Consolidated Balance Sheets as of March 31, 2005 and March 31, 2004         F-4

Consolidated Statements of Operations for the Years Ended
     March 31, 2005 and 2004                                                F-6

Consolidated Statements of Stockholders' Equity for the Years Ended
     March 31, 2005 and 2004                                                F-7

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2005 and 2004                                                F-8

Notes to Consolidated Financial Statements                                  F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
ClearStory Systems, Inc.

We have audited the accompanying consolidated balance sheet of ClearStory Systems, Inc. as of March 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of ClearStory Systems, Inc. as of March 31, 2004, were audited by other auditors whose report dated May 28, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClearStory Systems, Inc. as of March 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has an accumulated deficit resulting from recurring losses from operations and a working capital deficiency which conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ MILLER ELLIN & COMPANY, LLP
New York, NY
May 13, 2005
except for Note 16, as to which the date is June 16, 2005.

      THE FOLLOWING REPORT IS A COPY OF THE ACCOUNTANT'S REPORT PREVIOUSLY ISSUED BY GOLDSTEIN & MORRIS PC. THIS REPORT HAS NOT BEEN REISSUED BY
                              GOLDSTEIN & MORRIS PC

         REPORT OF FORMER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ClearStory Systems, Inc.

We have audited the accompanying consolidated balance sheets of ClearStory Systems, Inc. (formerly INSCI Corp.) as of March 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClearStory Systems, Inc. as of March 31, 2004 and the consolidated results of its operations and its cash flows for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/S/ GOLDSTEIN & MORRIS

New York, New York
May 28, 2004

                            CLEARSTORY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2005 AND 2004
                    (In thousands, except per share amounts)

                                                            2005         2004
                                                          --------     --------
                          ASSETS
Current assets:
    Cash and cash equivalents                             $    849     $    751
    Accounts receivable, net of allowance for doubtful
      accounts of $22 and $10, respectively                    917        2,128
    Prepaid expenses and other current assets                  439          358
                                                          --------     --------
      Total current assets                                   2,205        3,237
Property and equipment:
    Furniture and fixtures                                      28           33
    Computer and other equipment                             1,204          677
    Software                                                   313          163
    Leasehold Improvements                                     622          537
                                                          --------     --------
                                                             2,167        1,410
    Accumulated depreciation                                  (728)        (285)
                                                          --------     --------
                                                             1,439        1,125
Capitalized software, net of accumulated
  amortization of $125 and $46, respectively                 1,852          596
Goodwill                                                     1,223        1,223
Other assets                                                   186          244
                                                          --------     --------
                                                          $  6,905     $  6,425
                                                          ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CLEARSTORY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                          AS OF MARCH 31, 2005 AND 2004
                    (In thousands, except per share amounts)

                                                                                   2005         2004
                                                                                 --------     --------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                        $  2,665     $  1,975
    Advances against accounts receivable sold with recourse                           606        1,412
    Deferred revenue                                                                2,527        2,374
    Capital leases, current portion                                                   115           85
                                                                                 --------     --------
          Total current liabilities                                                 5,913        5,846
Long term liabilities:
    Deferred rent                                                                     494          185
    Capital leases, net of current portion                                            112           42
                                                                                 --------     --------
          Total long term liabilities                                                 606          227
Commitments and contingencies
Stockholders' equity:
  Series A Convertible Preferred Stock, $.01 par value,
       1,668 shares authorized: none issued                                            --           --
  Series B Convertible Preferred Stock, $.01 par value,
       2,317 shares authorized; 123 shares issued and outstanding                       1            1
  Series C Convertible Preferred Stock, $.01 par value,
       6,015 shares authorized; 3,666 and 2,683 shares issued and outstanding          37           27
  8% Convertible Preferred Stock, $.01 par value,
       No shares authorized; 74 shares issued and outstanding                           1            1
  Common Stock, $.10 par value,
       185,000 shares authorized; 5,992 shares issued and outstanding                 599          599
  Additional paid-in capital                                                       56,139       54,243
  Accumulated deficit                                                             (56,391)     (54,519)
                                                                                 --------     --------
          Total stockholders' equity                                                  386          352
                                                                                 --------     --------
                                                                                 $  6,905     $  6,425
                                                                                 ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CLEARSTORY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                    (In thousands, except per share amounts)

                                                                   2005         2004
                                                                 --------     --------
Revenue:
    Product                                                      $  4,703     $  3,137
    Services                                                        6,885        5,692
                                                                 --------     --------
                                                                   11,588        8,829
Cost of revenues:
    Product                                                           212          157
    Services                                                        3,353        2,213
                                                                 --------     --------
                                                                    3,565        2,370
                                                                 --------     --------
Gross profit                                                        8,023        6,459

Operating expenses:
    Sales and marketing                                             3,380        2,922
    Product development                                             2,679        2,973
    General and administrative                                      2,962        2,163
    Non-recurring items                                                --          301
                                                                 --------     --------
                                                                    9,021        8,359
                                                                 --------     --------
Operating loss                                                       (998)      (1,900)

Interest expense, net                                                (244)        (424)
                                                                 --------     --------
Net loss                                                         $ (1,242)    $ (2,324)
                                                                 ========     ========
Net loss per share - basic and diluted                           $  (0.31)    $  (0.46)
                                                                 ========     ========
Weighted average common shares outstanding -basic and diluted       5,992        5,685
                                                                 ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CLEARSTORY SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)

                                       Series B         Series C           8%
                                   Preferred Stock  Preferred Stock  Preferred Stock   Common Stock              Accum-
                                   ---------------  ---------------  ---------------  --------------   Paid-in   ulated
                                   Shares   Amount  Shares   Amount  Shares   Amount  Shares  Amount   Capital   Deficit     Total
                                   ------   ------  ------   ------  ------   ------  ------  ------  --------  --------   --------
Balance, March 31, 2003               123   $    1      --   $   --      74   $    1   5,276  $  527  $ 48,338  $(51,917)  $ (3,050)
   Issuance of Series C preferred
     Shares                                          1,804       18                                      3,482                3,500
   Issuance of common shares for
     purchase of WebWare                                                                 716      72       728                  800
   Conversion of convertible debt
       to Series C preferred stock                     832        8                                      1,605                1,613
   Series B cash dividend                                                                                           (163)      (163)
   Dividend accrual on Series C                                                                                      (24)       (24)
   Series C dividend issued as
     additional Series C Stock                          47        1                                         90       (91)        --
   Net loss                                                                                                       (2,324)    (2,324)
                                   ------   ------  ------   ------  ------   ------  ------  ------  --------  --------   --------
Balance, March 31, 2004               123        1   2,683       27      74        1   5,992     599    54,243   (54,519)       352
   Issuance of Series C preferred
     Stocks                                            670        7                                      1,293                1,300
   Series B dividend issued as
     additional Series C Stock                          84        1                                        162      (163)        --
   Series C dividend issued as
     additional Series C Stock                         229        2                                        441      (443)        --
   Dividend accrual on Series C
     Stock                                                                                                           (24)       (24)
   Net loss                                                                                                       (1,242)    (1,242)
                                   ------   ------  ------   ------  ------   ------  ------  ------  --------  --------   --------
Balance, March 31, 2005               123   $    1   3,666   $   37      74   $    1   5,992  $  599  $ 56,139  $(56,391)  $    386
                                   ======   ======  ======   ======  ======   ======  ======  ======  ========  ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CLEARSTORY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)

                                                          2005          2004
                                                       ----------    ----------
Cash flows from operating activities:
  Net loss                                             $   (1,242)   $   (2,324)
  Reconciliation of net loss to net cash provided by
    (used in) operating activities:
  Depreciation                                                443           206
  Amortization                                                 90            46
  Non-cash restructuring and other charges                     --          (225)
  Deferred rent                                               309           185
  Changes in assets and liabilities:                           --            --
      Accounts receivable                                   1,211           197
      Prepaid expenses and other current assets               (81)           61
      Other assets                                             48           (72)
      Accounts payable and accrued expenses                   666            37
      Deferred revenue                                        153           133
                                                       ----------    ----------
Net cash provided by (used in) operating activities         1,597        (1,756)

Cash flows from investing activities:
  Capitalized software                                     (1,336)         (242)
  Capital expenditures                                       (757)         (827)
  Purchase of net assets of WebWare                            --          (627)
                                                       ----------    ----------
Net cash used in investing activities                      (2,093)       (1,696)

Cash flows from financing activities:
  Net advances (repayments) from sale of receivables         (806)          554
  Proceeds from sale and leaseback of equipment               240            --
  Payments on capital leases                                 (140)          (54)
  Proceeds from issuance of Series C Preferred              1,300         3,500
  Series B Preferred dividends paid                            --          (163)
  Repayments on long-term convertible debt                     --          (405)
                                                       ----------    ----------
Net cash provided by financing activities                     594         3,432
                                                       ----------    ----------
Net increase (decrease) in cash                                98           (20)
Cash, beginning of period                                     751           771
                                                       ----------    ----------
Cash, end of period                                    $      849    $      751
                                                       ==========    ==========
Supplemental Disclosure of Cash Flow Information:
  Series C Preferred Stock issued in settlement of
    dividends                                          $      606    $       91
  Common Stock issued in connection with WebWare               --           800
  Cash interest paid                                          228           445

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CLEARSTORY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

      ClearStory Systems, Inc. ("ClearStory" or the "Company") is an established provider of software solutions within the Enterprise Content Management ("ECM") market. The Company's proven solutions manage the capture, storage, distribution, security and lifecycle of a wide-range of unstructured content, such as video, marketing assets, animation, e-mail, and fixed content--final-form documents and reports. By bringing together digital assets and business content with a unified Web services platform, the Company readily enables content use in e-commerce, customer service, marketing content management and regulatory compliance applications.

      On October 28, 2004, at the Annual Meeting of Stockholders, the Company's name was changed from INSCI Corp. to ClearStory Systems, Inc. (OTCBB: CSYS).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

      BASIS OF CONSOLIDATION

      The accompanying consolidated financial statements include the operations of ClearStory and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the preparation of these financial statements.

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

      SOFTWARE LICENSE REVENUE

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

      CAPITALIZED SOFTWARE COSTS

      The Company's policy is to capitalize costs incurred in creating software products once technological feasibility, which we define as completion of beta testing, is established. During the fiscal years ended March 31, 2005 and 2004, the Company capitalized software development costs in the amount of $1,336,000 and $242,000, respectively. Amortization of these costs will begin when the product is released and will be amortized over a period of five years. Additionally, capitalized software costs at March 31, 2004 and 2005 includes $400,000 of software associated with the acquisition of WebWare Corporation which is being amortized over a five-year period. The Company recorded software amortization expense of $79,000 and $46,000 for the years ended March 31, 2005 and 2004, respectively. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. As of March 31, 2005, the Company has concluded that no impairment charge is required.

      Product development costs include all research and development expenses and software development costs. The Company expenses all software costs associated with establishing technological feasibility. The capitalized software costs noted above were primarily associated with the Company's development of it next generation platform Radiant Enterprise Media Server which achieved technological feasibility during the fourth quarter of Fiscal 2004 and was made generally available in April 2005. Prior to this significant initiative, the Company had not capitalized any software development costs due to the insignificant amount of costs being incurred between completion of beta testing and general customer release.

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

      Furniture and fixtures..........................      5 - 7 years
      Equipment ......................................      3 - 7 years
      Software .......................................      3 years
      Leasehold improvements..........................      Life of lease

The Company recorded depreciation and amortization expense on its property and equipment of $443,000 and $206,000 for the years ended March 31, 2005 and 2004, respectively.

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

      Reconciliation of the Company's net loss to net loss attributable to common shareholders is as follows:

                                                       YEAR ENDED MARCH 31,
                                                      ---------------------
                                                        2005         2004
                                                      --------     --------
Net loss - as reported                                $ (1,242)    $ (2,324)
Preferred stock dividends                                 (630)        (278)
                                                      --------     --------
Net loss attributable to common shareholders          $ (1,872)    $ (2,602)
                                                      ========     ========

      For the year ended March 31, 2005 and 2004, approximately 19.1 million shares and 17.1 million shares, respectively, from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.

      LONG-LIVED ASSETS

      The Company follows SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Such losses are measured by the excess of the carrying amount over the fair value. No write-downs have been required for the years ended March 31, 2005 and 2004.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments, which include cash, accounts receivable, accounts payable, accrued expenses and advances against receivables, approximate fair value due to the short-term nature of these assets and liabilities. The carrying value of our capital lease obligations approximates their fair value given their market rates of interest and maturity schedules.

      ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

      The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. See Note 12 for the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123.

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

      BUSINESS ACQUISITION AND GOODWILL

      On September 5, 2003, the Company acquired certain assets and assumed certain liabilities of WebWare Corporation from Diablo Management Group, as assignee for the benefit of creditors of WebWare. The purchase price was $1.3 million and was comprised of $500,000 in cash and the issuance of 716,204 shares of common stock which was valued at $800,000. Additionally, the Company incurred closing costs of $127,000. The Company has granted registration rights for these shares, which are subject to a lock up agreement. This transaction has been accounted for as a purchase and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition.

The components of the purchase price and allocation are as follows (in thousands):

            PURCHASE PRICE:
               Cash                                            $    500
               716,204 shares of ClearStory common stock            800
               Acquisition costs                                    127
                                                               --------

                  Total purchase price                         $  1,427
                                                               ========

            ALLOCATION OF PURCHASE PRICE:
               Fair value of assets acquired, net of $783
                  in liabilities assumed                       $    204
               Purchase price in excess of fair value of
                  net assets acquired allocated to goodwill       1,223
                                                               --------

                  Total purchase price                         $  1,427
                                                               ========

      Goodwill, in accordance with SFAS No. 142, will be tested for impairment annually and whenever there is an impairment indicator. The Company has not recorded any impairment charges for the years ended March 31, 2005 and 2004, respectively.

      Unaudited pro forma operating results for the year ended March 31, 2004 for the Company, assuming the purchase of the assets of WebWare occurred on April 1, 2003, is as follows (in thousands):

                                                                 2004
                                                               --------
            Revenues                                           $  9,418
            Net loss                                             (4,607)
            Basic and diluted loss per share from
               continuing operations                           $  (0.81)

      RECLASSIFICATIONS

      Certain reclassifications have been made to the prior years consolidated financial statements to conform to current presentation.

      RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends FASB Statement No. 95, STATEMENT OF CASH FLOWS. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005, or effective April 1, 2006 for the Company.

      The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted, but are likely to be granted prior to our April 1, 2006 adoption date. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related do SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

NOTE 3 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

      The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consists of geographically and industry dispersed customers. As of March 31, 2005, the Company had more than 21% of its outstanding accounts receivable concentrated with two customers. As of March 31, 2004, the Company had more than 19% of its outstanding accounts receivable concentrated with one customer.

      MAJOR CUSTOMERS

      For the year ended March 31, 2005, sales made to two customers accounted for approximately 25% of the Company's total revenues while one customer accounted for approximately 18% of the Company's total revenues for the year ended March 31, 2004.

NOTE 4 - ADVANCES AGAINST RECEIVABLES SOLD WITH RECOURSE

      On November 2, 2004, the Company entered into a factoring agreement ("Factoring Agreement") with a new financing company, which replaced its existing financing agreement with a commercial bank that it entered into in February 2004. Pursuant to the Factoring Agreement, the Company will sell certain accounts receivable at a purchase price, for each accepted account, equal to (i) 98.75% of the face amount of the applicable account receivable less
(ii) fees and the amount of any trade or cash discounts, credits or allowances, set-offs or any other applicable reductions or adjustments. The Company has also granted the new financing company a security interest in all of the Company's assets to secure the payment and performance of all obligations under the Factoring Agreement.

      In February 2004, the Company entered into a financing agreement with a commercial bank, which replaced its arrangement from May 2002. This agreement provided for the financing of all eligible accounts receivable of the Company with recourse. The agreement called for advances of 80% of the face amount of the eligible account with fees of 0.25% per annum and interest of 1.50% over prime on a per annum basis. The Company had granted a security interest in all of the Company's assets and accounts receivable to the bank.

      In May 2002, the Company entered into an agreement with a commercial financing company, which provided for the sale of all of the eligible domestic accounts receivable of the Company with recourse. Pursuant to the terms of the agreement, the Company received 80% of the face amount of the accepted account and was charged a commission equal to 2.25% of the accepted amount. The Company had granted a security interest in all of the Company's assets and accounts receivable to the financing company.

      The Company recorded fees and expenses of approximately $147,000 and $233,000 associated with borrowings under the agreements mentioned above which is reflected as interest expense on the Company's Statement of Operations for the years ended March 31, 2005 and 2004, respectively.

NOTE 5 - INCOME TAXES

      At March 31, 2005, the Company had net operating loss ("NOL") carryforwards of approximately $37,300,000 which expire in various years through 2025, available to offset future taxable income. The deferred tax assets consist primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by valuation allowances of the same amount.

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

NOTE 6- LONG-TERM LIABILITIES

      CAPITAL LEASE OBLIGATIONS

      The Company is obligated under various leases for equipment, which expire at various dates through March 2007. Total assets capitalized under capital leases were approximately $296,000 with accumulated depreciation of approximately $71,000 at March 31, 2005.

      Minimum future lease payments under capital lease obligations as of March 31, 2005 are as follows (in thousands):

      YEAR ENDING MARCH 31,
              2006                                            $    148
              2007                                                 109
                                                              --------
      Total future minimum lease payments                          257
      Less amount representing interest                            (30)
                                                              --------
      Present value of net minimum lease payments                  227
      Less current portion                                         115
                                                              --------
                                                              $    112
                                                              ========

      DEFERRED RENT

      Deferred rent is attributable to the accrual of additional rent expense associated with the Company's new corporate headquarters, as a result of amortizing the total amount to be paid, including known rent escalations, on a straight-line basis over the life of the lease including the rent free period.

NOTE 8- PREFERRED STOCK AND RELATED PARTY TRANSACTIONS

      RELATED PARTIES

      The Company has raised additional capital through the issuance of convertible debt and convertible preferred stock through various affiliated entities over the last five years. SCP Private Equity Partners II, LP ("SCP") is the majority shareholder of Selway Partners, LLC ("Selway") and Selway Management, Inc. ("Selway Mgt.") with five current members of the Company's Board of Directors being affiliated with SCP and Selway. CIP Capital LP ("CIP") is an affiliate of SCP in that Mr. Winston Churchill is a managing partner in both. CSSMK, LLC ("CSSMK") is an entity which is majority owned by Henry F. Nelson, the Company's President and Chief Executive Officer and director. Klein Partners I, LLC ("Klein LLC') is an entity which is majority owned by Mitchell Klein, a director of the Company.

      SERIES A CONVERTIBLE PREFERRED STOCK

      In connection with a subordinated convertible debt financing in November 2000, the Company's Board of Directors created the Series A Convertible Preferred Stock ("Series A Preferred"). As subsequently amended on March 31, 2003, each share of Series A Preferred is convertible, at the option of the holder, into 1.181818 shares of common stock, subject to adjustment as defined. The Series A Preferred contain limited anti-dilution protection and adjustment rights granted to each share. Dividends accrue on a cumulative basis at an annual floating rate equal to prime rate plus 2.5 % payable in additional shares of Series A Preferred issued at a price of $1.30 per share, subject to adjustment as defined. The holders of Series A Preferred will also share pari passu on an as converted basis in any dividends declared on the Company's common stock. Each share of Series A Preferred shall be entitled to one vote for each share of Common Stock into which it is convertible. The Series A Preferred may be redeemed at any time after five years from date of issuance, out of legally available funds as determined by the Company, for cash at $1.30 per share (subject to adjustment as defined) plus an amount equal to the amount of all declared but unpaid dividends if certain requirements and/or conditions are met. In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, subject to the rights of the holders of 8% Preferred Stock to be paid on a pari passu basis with the Series A Preferred, the holders of the Series A Preferred shall be entitled to an amount equal to $1.30 per share as adjusted for any recapitalizations, stock combinations, stock splits and the like with respect to such shares.

      As part of the refinancing completed in March 2003, Selway and CIP, were granted warrants, exercisable immediately, to purchase 461,538 shares of Series A Preferred stock at $1.44 per share, which would be convertible into 545,454 shares of common stock. A warrants to purchase 346,154 shares of Series A Preferred will expire in November 2007 and a warrant to purchase 115,384 shares of Series A Preferred will expire in January 2008. In connection with this refinancing, Selway was also issued a warrant to purchase 20,000 shares of common stock at $7.20 per share which expire in November 2008.

      SERIES B CONVERTIBLE PREFERRED STOCK

      Series B Convertible Preferred Stock ("Series B Preferred") is convertible on a 70:1 basis to common stock and provides for cumulative dividends at 1.915% of an issue price of $67.886 per share, payable monthly in cash or in additional shares of Series C Convertible Preferred Stock ("Series C Preferred") at the holder's option.

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

      In the event of any liquidation, whether voluntary or involuntary, before any distribution or payment shall be made to any holders of any junior stock, the holders of Series B Preferred shall be entitled to be paid out of the assets of the Company an amount per share equal to the greater of (a) 51.6% of the Series B original issue price, which is equivalent to 350% of the original investment, plus an amount equal to all accrued and unpaid dividends or (b) the price per share a holder of Series B Preferred would have been entitled to receive had all shares of outstanding preferred stock been converted into common stock immediately preceding such liquidation. The Series B Preferred provides for anti-dilution protection. All outstanding shares of Series B Preferred may be redeemed, out of legally available funds as determined by the Company, if certain requirements and/or conditions are met on March 31, 2006.

      On March 31, 2003, Selway, Selway Mgt. and CIP converted $1,035,000 of subordinated convertible debentures, plus accrued interest of approximately $198,000, into 123,344 shares of Series B Preferred.

      For the year ended March 31, 2005, the Company issued a total of 83,811 shares of Series C Preferred in settlement of dividends of approximately $163,000 on its Series B Preferred Stock. For the year ended March 31, 2004, the Company paid cash dividends of approximately $163,000 to shareholders of its Series B Preferred.

      As of March 31, 2005, the 123,344 shares of Series B Preferred may be converted into 8,634,080 shares of the Company's common stock.

      SERIES C CONVERTIBLE PREFERRED STOCK

      Series C Preferred provides for annual cumulative dividends at 8% of the issue price of $1.9396 per share, payable semi-annually in cash or in additional shares of Series C Preferred at the Company's option. Series C Preferred shares are convertible on a 2:1 basis into shares of common stock at the option of the holder.

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

      In the event of any liquidation, whether voluntary or involuntary, before any distribution or payment shall be made to any holders of any junior stock, the holders of Series C Preferred shall be entitled to be paid out of the assets of the Company in an amount per share equal to the greater of (a) 200% of the Series C original issue price plus an amount equal to all accrued and unpaid dividends or (b) the price per share a holder of Series C Preferred would have been entitled to receive had all shares of outstanding preferred stock been converted into common stock immediately preceding such liquidation. The Series C Preferred provides for anti-dilution protection. All outstanding shares of Series C Preferred may be redeemed, out of legally available funds as determined by the Company, if certain requirements and or conditions are met on September 1, 2009.

      On September 5, 2003, the Company and SCP entered into a Series C Convertible Preferred Stock Purchase Agreement ("Series C Preferred Agreement") wherein SCP agreed to purchase 1,546,711 shares of Series C Preferred in the Company for $3 million. As a part of the investment agreement with SCP for the purchase of the Series C Preferred, the Company amended its agreements with Selway and CIP with respect to the rights associated with the Company's Series A Preferred and Series B Preferred.

      On December 31, 2003, the Company amended the Series C Preferred Agreement to include CSSMK, wherein CSSMK purchased 257,785 shares of Series C Preferred for $500,000.

      On March 31, 2004, Selway and CIP, in the aggregate converted $1,613,216 of Series A Convertible Debentures into 831,726 shares of Series C Preferred at a price of $1.9396 per share.

      On September 22, 2004, the Company further amended its Series C Preferred Agreement, whereby the Company sold 180,450 shares of Series C Preferred to SCP for $350,000 and sold 51,557 shares of Series C Preferred to CSSMK for $100,000.

      On January 28, 2005, the Company entered into a new Series C Convertible Preferred Stock Purchase Agreement ("New Series C Preferred Agreement") with SCP and CSSMK under similar terms to the original agreement, whereby the Company sold 257,785 shares of Series C Preferred to SCP for $500,000 and sold 51,557 shares of Series C Preferred to CSSMK for $100,000. Pursuant to the agreement, SCP, or at the discretion of SCP, CIP, agreed to purchase a minimum of 77,336 additional shares of Series C Preferred for $150,000, on or before April 15, 2005 (the "Second Closing"). In addition, SCP could, at its sole discretion, expand the number of shares to be purchased at the Second Closing to a maximum of 128,893 shares of Series C Preferred for $250,000. SCP elected to purchase 128,893 shares of Series C Preferred for $250,000 on April 15, 2005.

      On February 23, 2005, the Company amended the New Series C Preferred Agreements to include Klein LLC, wherein Klein LLC purchased 128,892 shares of Series C Preferred for $250,000.

      For the year ended March 31, 2005, the Company issued a total of 83,811 shares of Series C Preferred in settlement of dividends of approximately $163,000 on its Series B Preferred Stock.

      The Company issued 228,658 and 46,993, shares of Series C Preferred in settlement of dividends on its Series C Preferred for the years ended March 31, 2005 and 2004, respectively. The Company has accrued additional dividends of approximately $47,000 and $24,000 associated with its Series C Preferred at March 31, 2005 and 2004, respectively. Accrued dividends are included under the caption of accrued expenses as of March 31, 2005 in the accompanying consolidated financial statements.

      As of March 31, 2005, the Company has issued 3,665,926 shares of Series C Preferred, which is convertible into 7,331,852 shares of the Company's common stock.

      In connection with the purchases of Series C Preferred by CSSMK and Klein LLC, CSSMK and Klein LLC entered into a Stockholders Agreement with SCP, wherein the transfer and assignment of the Series C Preferred is restricted pursuant to the terms of the Stockholders Agreement and SCP is granted rights of first refusal and certain voting rights. CSSMK and Klein LLC may be deemed affiliates of SCP as a result of the agreement entered into by and between CSSMK and SCP whereby CSSMK and Klein LLC agree to vote in accordance with SCP on certain matters as stated in the agreement.

      8% CONVERTIBLE PREFERRED STOCK

      On October 1, 2001, any outstanding 8% Preferred Stock automatically converted into shares of common stock at the lesser of $3.75 per share or the average bid price for the common stock for twenty consecutive trading days ending five business days prior to October 1, 2001.

      The terms and conditions of the Company's 1996 Unit Purchase Agreement (the "Unit Placement") required holders of 8% Preferred Stock to automatically convert the issued and outstanding shares of Preferred Stock into shares of ClearStory's Common Stock. In compliance with the Unit Placement, the Company determined that one share of Preferred Stock was convertible into 1.9455 shares of Common Stock.

      As March 31, 2005, there remain 74,031 shares of 8% Preferred Stock outstanding which is convertible into 144,027 shares of common stock.

      OTHER RELATED PARTY TRANSACTIONS

      The Company incurred interest expense on its convertible debt held by Selway and CIP during the fiscal years ended March 31, 2004 of approximately $171,000. The Company made principal and interest payments on the convertible debt totaling $576,000 during the fiscal year ended March 31, 2004.

      On September 5, 2003, the Company acquired certain assets and assumed certain liabilities of WebWare from Diablo Management Group, as assignee for the benefit of creditors of WebWare, of which SCP was a significant shareholder. The total purchase price was $1.3 million of which the Company paid $500,000 in cash and issued 716,204 shares of its common stock valued at $800,000.

NOTE 10 - EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) salaried deferred benefit plan covering substantially all employees who have met certain requirements. The Company matches contributions on a discretionary basis as determined by the Board of Directors. The Board of Directors elected to make matching contributions of approximately $66,000 and $16,000 for the years ended March 31, 2005 and 2004, respectively.

NOTE 11 - STOCK OPTION PLANS

1992 DIRECTORS' STOCK OPTION PLAN

      The 1992 Directors' Plan (the "1992 Directors' Plan") authorized 100,000 options to be granted under the plan with the exercise price per share of not be less than the fair market value of the shares underlying such option on the date of grant. No more grants will be made under the 1992 Directors' Plan. At March 31, 2005 and 2004, the Company had 44,000 options outstanding at a weighted average exercise price of $11.70 per share.

1997 EMPLOYEE STOCK OPTION PLAN

      The 1997 Equity Incentive Plan is the successor plan to the Company's 1992 Stock Option Plan, which was terminated in 1996. The outstanding options remain in effect according to their terms and conditions. Under the 1997 Equity Incentive Plan, the Company may grant incentive and nonqualified stock options to purchase up to an aggregate of 3,000,000 shares of common stock to directors, employees and consultants. Options may be granted at an exercise price of not less than 100 percent of the fair market value of the stock at the date of grant. Stock options become exercisable over varying dates as determined by the Board of Directors and expire no later than 10 years and one day from the date of the grant. At March 31, 2005, there were 354,644 options available for grant under 1997 Equity Incentive Plan. The Company had 2,579,786 and 1,538,236 options outstanding at a weighted average exercise price of $0.98 and $1.62 per share at March 31, 2005 and 2004, respectively.

2004 DIRECTORS' STOCK OPTION PLAN

      The 2004 Directors' Option Plan (the "2004 Director' Plan") is the successor plan to the 1992 Directors' Option Plan, which was terminated. The plan authorized 800,000 options to be granted under the plan and provided that each outside director receive an initial grant of 25,000 stock options on the date of appointment or election to the board of directors, or outside directors serving at December 31, 2003. Each outside director will receive an annual grant of 10,000 stock options upon each anniversary and, if an outside director is a member of the Company's Audit Committee or Compensation Committee, an additional annual grant of 5,000 options for service on each of those committees. The exercise price per share of any option granted under the 2004 Directors' Plan shall not be less than the fair market value of the shares underlying such option on the date of grant. At March 31, 2005, there were 398,000 options available for grant under 2004 Directors' Plan. At March 31, 2005, the Company had 402,000 options outstanding at a weighted average exercise price of $0.35 per share, all of which were issued in March 2005.

      The following is a summary of all of the stock option activity under the various plans:

                                                            WEIGHTED
                                             NUMBER          AVERAGE
                                               OF        EXERCISE PRICE
                                             SHARES         PRICE ($)
                                           ---------     --------------
      Outstanding at March 31, 2003          165,288         18.18
         Granted                           1,469,378          1.00
         Cancelled                           (25,430)        13.78
                                           ---------
      Outstanding at March 31, 2004        1,609,236          2.56
         Granted                           1,466,000          0.35
         Cancelled                           (43,450)        31.32
                                           ---------
      Outstanding at March 31, 2005        3,031,786          1.08
                                           =========

      The following table summarizes information about stock options outstanding and exercisable at March 31, 2005.

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                   -----------------------------------   ----------------------
                                  WEIGHTED AVERAGE
                                ----------------------                 WEIGHTED
                     NUMBER                CONTRACTUAL     NUMBER       AVERAGE
                       OF       EXERCISE       LIFE          OF        EXERCISE
EXERCISE PRICE       SHARES       PRICE     REMAINING      SHARES        PRICE
--------------     ---------    --------   -----------   ---------     --------
$0.35              1,466,000     $ 0.35        10.0        722,000      $ 0.35
$0.80 - $1.20      1,501,378     $ 1.00         8.6        681,724      $ 1.00
$5.00- $75.40         64,408     $19.59         2.7         64,408      $19.59
                   ---------                             ---------
                   3,031,786     $ 1.08         9.2      1,468,132      $ 1.50

NOTE 12 - STOCK-BASED COMPENSATION

      All stock options and warrants that have been granted to employees have been at or above fair market value of the Company's common stock at the time of grant. As a result, no compensation expense or other accounting relating to the Company's stock options issued has been required to be recorded within its financial statements. The foregoing accounting is in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company has adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Included below is the impact of the fair value of employee stock-based compensation plans on net loss and net loss per share on a pro forma basis for awards granted pursuant to SFAS No. 123. Had compensation expense been determined as provided in SFAS No. 123 for stock options using the Black-Scholes option pricing model, the pro forma effect would have been (in thousands, except per share amounts):

                                                      2005             2004
                                                   ----------       ----------
Net loss attributable to common shareholders:
     As reported                                   $   (1,872)      $   (2,602)
                                                   ==========       ==========
     Pro forma - SFAS 123                          $   (2,353)      $   (3,053)
                                                   ==========       ==========

Basic and diluted net loss per share:
     As reported                                   $    (0.31)      $    (0.46)
                                                   ==========       ==========
     Pro forma - SFAS 123                          $    (0.39)      $    (0.54)
                                                   ==========       ==========

      The fair value of each option grant is calculated using the following weighted average assumptions:

                                                      2005             2004
                                                   ----------       ----------
Expected life (years)                                    7              10
Interest rate                                         3.66%              2%
Volatility                                             100%            181%
Dividend yield                                           0%              0%

NOTE 13 - COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

      The Company was a defendant in an action commenced by one of its customers for the return of certain payments made prior to the customer's bankruptcy petition in the amount of approximately $121,000. The Company contested the action and asserted a number of affirmative defenses on its behalf. In February 2005, the Company entered into a settlement agreement whereby all claims regarding this action were settled for $30,000. This settlement was paid and reflected in the Company's consolidated results of operations for the year ended March 31, 2005.

      The Company is involved in other legal proceedings and is subject to various claims that arise in the normal course of business. The Company's management does not expect that the results in any of these proceedings or claims will have a material adverse effect on the Company's consolidated financial position or results of operations.

      EMPLOYMENT AGREEMENTS

      The Company has employment agreements with certain of its executive officers which provide for six months to 1 year of severance in the event of termination without cause, or a change of control of the Company, as defined in the agreements.

      LEASE COMMITMENTS

      On October 30, 2003, the Company entered into a new operating lease for its corporate headquarters which expires in April 2011. The lease includes provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts. Additionally, the Company leases office space for its Sausalito, California location which expires in October 2009.

      Minimum payments for these leased properties for subsequent years are as follows (in thousands):

            YEAR ENDING MARCH 31,
                     2006                       $   539
                     2007                           570
                     2008                           574
                     2009                           577
                     2010                           549
                  Thereafter                        537
                                                -------
                                                $ 3,346
                                                =======

      Rent expense, net of sublease income for the years ending March 31, 2005 and 2004 was approximately $733,000 and $402,000, respectively.

NOTE 14 - SEGMENT INFORMATION

      The Company operates as a single reportable segment as a developer and seller of software for electronic document distribution, storage and presentment.

      Revenue was derived from customers in the following geographic areas (in thousands):

                          YEAR ENDED MARCH 31,
                          -------------------
                            2005       2004
                          --------   --------

      North America       $ 10,375   $  7,524
      Europe                   815        835
      Other                    398        470
                          --------   --------
                          $ 11,588   $  8,829
                          ========   ========

NOTE 15 - NON-RECURRING ITEMS

      The Company recorded non-recurring charges for $301,000 for the year ended March 31, 2004 which consisted of severance, relocation and moving expenses incurred as part of a plan to realign its operations as a result of the acquisition of WebWare. At March 31, 2004, the remaining liability for these costs was approximately $90,000, all of which was paid during the year ended March 31, 2005.

NOTE 16 - LIQUIDITY

      Based upon the Company's current operating outlook for the upcoming fiscal year, coupled with the proceeds of $250,000 from the issuance of Series C Preferred Stock on April 15, 2005 and the proceeds of $750,000 from the issuance of a 10% convertible note on June 16, 2005, supplemented by advances under its accounts receivable factoring agreement, the Company anticipates that it should have sufficient liquidity to satisfy its operations and capital requirements for the next twelve months. However, the Company may need additional financing to further supplement its liquidity needs, especially for intra-quarter liquidity requirements that depend on the timing and amount of monthly cash receipts that are anticipated by its current operating outlook. The Company has incurred operating losses and negative cash flows for the past two fiscal years, since its acquisition of WebWare, that have historically been funded through the issuance of additional equity capital from its major stockholders. While the Company expects its revenue for the upcoming fiscal year to be in excess of its revenue for the current fiscal year due to significant investments in its direct sales and marketing efforts, the establishment of new sales distribution channels and the development and release of new products, there can be no assurances that the Company will be able to achieve revenue levels or sufficiently reduce expenses to allow the Company to become profitable without detrimentally affecting its revenues or market position. Additionally, the Company already has a working capital deficit of $3,708,000 as of March 31, 2005, compared to a working capital deficit of $2,609,000 as of March 31, 2004, which increases the need for the Company to successfully execute and deliver on its current business plan. The Company expects its working capital deficit to increase as the Company anticipates incurring operating losses over the first eight months of fiscal 2006. In the event that the Company's plans or assumptions change or prove to be inaccurate (due to revenue shortfalls, unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations. Over the past several years, the Company has been successful in raising additional funds from its major shareholders which has allowed the Company to continue to make certain strategic investments. However, the Company's ability to garner continued financial support from these, or other investors, should the need arise cannot be assured.

NOTE 17 - QUARTERLY RESULTS (UNAUDITED)

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

                                      FOR THE FISCAL QUARTER ENDED
                          ----------------------------------------------------
                           06/30/04      09/30/04      12/31/04      03/31/05
                          ----------    ----------    ----------    ----------
Revenues                  $    2,983    $    2,577    $    2,704    $    3,324
Cost of revenues                 890           999           853           823
                          ----------    ----------    ----------    ----------
Gross profit                   2,093         1,578         1,851         2,501
Operating expenses             1,967         2,145         2,178         2,731
                          ----------    ----------    ----------    ----------
Operating income (loss)          126          (567)         (327)         (230)
Interest expense, net            (26)          (28)          (94)          (96)
                          ----------    ----------    ----------    ----------
Net income (loss)         $      100    $     (595)   $     (421)   $     (326)
                          ==========    ==========    ==========    ==========

                                      FOR THE FISCAL QUARTER ENDED
                          ----------------------------------------------------
                           06/30/03      09/30/03      12/31/03      03/31/04
                          ----------    ----------    ----------    ----------
Revenues                  $    2,078    $    1,790    $    2,229    $    2,732
Cost of revenues                 300           466           777           827
                          ----------    ----------    ----------    ----------
Gross profit                   1,778         1,324         1,452         1,905
Operating expenses (1)         1,613         2,245         2,606         1,895
                          ----------    ----------    ----------    ----------
Operating income (loss)          165          (921)       (1,154)           10
Interest expense, net           (107)         (101)         (130)          (86)
                          ----------    ----------    ----------    ----------
Net income (loss)         $       58    $   (1,022)   $   (1,284)   $      (76)
                          ==========    ==========    ==========    ==========

(1) The Company recorded non-recurring items totaling approximately $301,000 in the quarter ended September 30, 2003. These charges consist of severance, relocation and moving expenses to be incurred as part of a plan to realign the operations as a result of its acquisition of WebWare on September 5, 2003.