Form 10KSB/A
period 2005-03-31
ClearStory Systems, Inc.
filed 2005-07-29
CIK 878612

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
               (Exact name of registrant specified in its charter)

                                    ONE RESEARCH DRIVE,
                                        SUITE 200B,
           DELAWARE                   WESTBOROUGH, MA             06-1302773
           --------                   ---------------             ----------
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the Common Stock on June 30, 2005, as reported by OTCBB, was approximately $2.0 million. As of June 30, 2005, the registrant had outstanding 5,992,287 shares of Common Stock.

================================================================================

      This Amendment No. 1 on Form 10-KSB/A is being filed for the purpose of amending and restating Items 9, 10, 11 and 12 included in the ClearStory Systems, Inc. ("ClearStory", "Company" "we", "our", or "us") Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Commission") on July 12, 2005. This Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Certain information concerning the directors and executive officers of the Company is set forth in the following table and in the paragraphs following. Information regarding each such director's and executive officer's ownership of voting securities of the Company appears as "Security Ownership of Certain Beneficial Owners" in Item 11 below.

                        DIRECTORS AND EXECUTIVE OFFICERS

       NAME                      CURRENT POSITION
       ---------------------     -----------------------------------------------
       Henry F. Nelson           President and Chief Executive Officer, Director
       David L. Fitzgerald       Senior Vice President, Sales and Services
       Stephen A. Read           Vice President and Chief Financial Officer
       Yaron I. Eitan (1)        Chairman, Director
       Francis X. Murphy (2)     Director
       Derek Dunaway             Director
       Mitchell Klein            Director
       Amit Avnet                Director
       Steven Morgenthal (1)     Director
       Adi Raviv (2)(3)          Director
       George Calhoun (1)        Director
       Thomas Rebar (2)          Director

(1)   Member of the Compensation Committee.
(2)   Member of the Audit Committee.
(3) The Board of Directors has determined that Mr. Raviv is qualified as an "audit committee financial expert" within the meaning of Commission regulations.

EXECUTIVE OFFICERS

      HENRY F. NELSON, age 47, was appointed as President, Chief Executive Officer, Chief Financial Officer and Director of the Company in May 2001. Mr. Nelson held the position of Chief Financial Officer until November 2004. Mr. Nelson was the Chief Operating Officer of PracticeWorks, Inc., a division of Infocure (INCX:NASDAQ), from December 1999 to 2000. Mr. Nelson holds a Bachelor of Science in Business Administration from Northeastern University.

      DAVID F. FITZGERALD, age 49, has served as Senior Vice President, Sales and Services since October 2004. Previously, from July 2003 until March 2004, Mr. Fitzgerald served as Chief Operating Officer for Pragmatech Software, Inc., a privately held software company. From September 2000 to April 2003, Mr. Fitzgerald was President and Chief Operating Officer of Eyretel, Plc., an international software and hardware company. From July 1998 to July 2000, Mr. Fitzgerald was Senior Vice President of North American Sales & Alliances for Xchange, Inc., a publicly traded software and services company. Mr. Fitzgerald has a Bachelor of Sciences degree from the University of Massachusetts.

      STEPHEN A. READ, age 45, has served as Vice President and Chief Financial Officer since November 2004. Previously, from May 2001 until November 2004, Mr. Read served as Vice President and Corporate Controller for Exact Sciences Corporation, a publicly traded biotechnology company, and served as Interim Chief Financial Officer from February 2004 until October 2004. From July 1999 to May 2001, Mr. Read was Vice President and Corporate Controller of Renaissance Worldwide, Inc., a publicly traded international information technology consulting company. Mr. Read, a CPA, has a Bachelor of Sciences degree from the University of Rhode Island and a Masters of Business Administration from Babson College.

DIRECTORS

      YARON I. EITAN, age 49, was appointed as a Director of the Company in June 2000. Mr. Eitan was the Chairman of Lognet 2000, Inc., prior to its acquisition by the Company in May 2000. Mr. Eitan is a partner at SCP Private Equity Partners ("SCP"), a venture capital and private equity firm with approximately $1 billion under management and is the founder of Selway Partners LLC ("Selway"), a New Jersey based operating and holding company that invests in and advises technology companies. Mr. Eitan is the Chairman of the Board of Magnolia Broadband Inc., DVTel Inc., Econium Inc., Software Technologies Inc., the Q Group and Techonline Inc. Mr. Eitan holds a Masters of Business Administration from the Wharton School of Business of the University of Pennsylvania.

      FRANCIS X. MURPHY, age 57, was elected a Director of the Company in September 1995. He is the founder of Emerging Technology Ventures, Inc. and has served as President from its inception in September 1994. Mr. Murphy also serves on the board of several privately held technology companies. He holds both a Bachelors of Arts and Masters of Business Administration in Corporate Finance from Adelphi University.

      DEREK DUNAWAY, age 34, was appointed a Director of the Company in May 2001. Mr. Dunaway is currently the President and Chief Executive Officer of TechOnLine Inc., a e-learning solutions company. Mr. Dunaway joined TechOnLine from Selway, where he held the position of Vice President of Business Development from May 2000 through February 2001. Prior to joining Selway, from May 1999 through May 2000, he was Director of Strategy Consulting at AppNet, an internet consultancy company. Mr. Dunaway holds a Masters of Business Administration from the Wharton School of Business of the University of Pennsylvania and a Bachelors of Science from Southern Methodist University.

      MITCHELL KLEIN, age 54, was elected a Director of the Company in October 2001. Mr. Klein is currently the President of Weatherly Data, LLC, a professional IT services firm, and Klein Equity Partners, LLC, a private risk capital firm. Mr. Klein served in various senior management positions with Digital Equipment Corporation for nine years after having been President of his own software development company. Mr. Klein is a graduate of the State University of New York at Albany and holds a Masters degree from the University of Michigan at Ann Arbor. Mr. Klein previously served as a Director of the Company from June 1997 to June 1998.

      AMIT AVNET, age 33, was appointed a Director of the Company in December 2003. Since April 2001, Mr. Avnet has served as the Vice President of Operations of Selway. Mr. Avnet is also a Principal of SCP. From 1999 to 2001, he was Vice President at THCG, Inc., a publicly traded technology merchant banking and consulting company. Mr. Avnet holds a Masters of Business Administration from Tel-Aviv University and a Bachelor of Arts in Economics from the Technion - Israel Institute of Technology.

      STEVEN MORGENTHAL, age 45, was appointed a Director of the Company in December 2003. Mr. Morgenthal currently serves as Executive in Residence at Selway and is the interim CEO of the Q Group, PLC, a SCP portfolio company. Previously, he served as President and Chief Executive Officer of Regenative Network Management Systems, a Selway company, in 2002. He was President of OpenCon Communication Systems, Inc. in 2001 and was Senior Vice President of Global Product Marketing for DataTec Systems, Inc. from 1999 to 2000. Mr. Morgenthal holds a Masters degree from the Stevens Institute of Technology and a Bachelors of Science from Pace University.

      ADI RAVIV, age 49, was appointed a Director of the Company in December 2003. Mr. Raviv currently serves as Chief Operating Officer of Straus Capital Group, LLC, a family office in Hackensack, New Jersey. Previously, Mr. Raviv served as Executive Vice President and Chief Financial Officer of US Wireless Data, Inc. from 2002 through 2004. From 1999 to 2001, he served as Co-Chairman and Chief Financial Officer of THCG, Inc., a publicly traded technology merchant banking and consulting company. From 1996 to 2001, he was a Managing Director of Tower Hill Securities, Inc., the successor of the U.S. investment banking arm of Hambros Bank Limited. He also had significant merchant banking, private equity and venture capital experience with BEA Associates, Stockton Partners, Oscar Gruss, The HTI Group and THCG, Inc. Mr. Raviv holds a Masters of Business Administration from Columbia University's Graduate School of Business and a Bachelors of Arts in International Relations from the Hebrew University of Jerusalem.

      GEORGE CALHOUN, age 53, was appointed a Director of the Company in December 2003. Dr. Calhoun is the Chairman of the Board of Airnet Communications (NASDAQ: ANCC), a smart antenna and software-defined radio company based in Melbourne, Florida. In 2003, Dr. Calhoun joined the Stevens Institute of Technology in Hoboken, New Jersey as Executive-in-Residence, where he teaches in the Undergraduate Program for Business & Technology at the Howe School of Technology Management. Dr. Calhoun is also a visiting professor at the University of Leiden in the Netherlands. From 1999 to 2002, he served as Chairman and Chief Executive Officer of Illinois Superconductor Corporation (AMEX: ISO), a public company focused on the application of high-temperature superconducting materials and advanced signal processing techniques to the suppression of interference in wireless networks, and he remains a member of their Board of Directors. Dr. Calhoun holds a Ph.D. from the Wharton School of Business of the University of Pennsylvania and a Bachelor of Arts from the University of Pennsylvania. He has published several books on wireless communications.

      THOMAS G. REBAR, age 42, was appointed a Director of the Company in December 2003. Mr. Rebar has been a partner of SCP since 1996. Mr. Rebar holds a Masters of Business Administration from New York University Graduate School of Business Administration and a Bachelor of Science from the University of Scranton.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, certain officers and persons who are beneficial owners of more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Commission. Specific due dates have been established by the Commission, and the Company is required to disclose in this Annual Report on Form 10-KSB/A any failure to file by those dates. Based upon (1) the copies of
Section 16(a) reports that the Company received from directors, certain officers and persons who are beneficial owners of more than ten percent of the Company's common stock for each such person's transactions for the fiscal year ended March 31, 2005 with respect to the Company, and (2) written representations received from each such person indicating that no Form 5 report is required to be filed for such person for the fiscal year ended March 31, 2005, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to all such persons for the fiscal year ended March 31, 2005.

CODE ETHICS

      In July 2005, the Company adopted a Code of Ethics that applies to all of its Directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller or any person performing similar functions. A copy of the Company's Code of Ethics was filed as Exhibit 14.1 to its Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth the compensation for each of the last three
(3) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended March 31, 2005 (the "Named Executives"). The Company's compensation policies are discussed herein.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                          ANNUAL COMPENSATION                    COMPENSATION
                            -----------------------------------------------      ------------
                                                                                  SECURITIES
                                                                                  UNDERLYING         ALL
NAME AND                                                           OTHER           OPTIONS/         OTHER
PRINCIPAL POSITION          YEAR      SALARY        BONUS      COMPENSATION          SARS        COMPENSATION
------------------          ----      ------        -----      ------------          ----        ------------
Henry F. Nelson             2005     $350,000      $     --      $12,000(1)              --         1,500(2)
  President and Chief       2004     $335,962      $230,000       $2,400(1)       1,469,376            --
    Executive Officer       2003     $200,000      $  7,717           --                 --            --

David L. Fitzgerald(3)      2005      $96,154      $     --      $54,170(4)         260,000            --
  Senior Vice President,
    Sales and Services

* The Company does not have a restricted stock award program.

(1)   Represents amounts received relating to an auto allowance.
(2)   Represents a matching contribution under the Company's 401(k) Plan.
(3)   Mr. Fitzgerald joined the Company in October, 2004.
(4)   Represents commissions earned based upon agreed upon revenue targets.

OPTION GRANTS DURING FISCAL YEAR 2005

      The following table provides information concerning options granted to Named Executives during the Fiscal Year ended March 31, 2005 and reflects the potential value of such options assuming 5% and 10% annual stock appreciation.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                         ANNUAL RATES OF
                             NUMBER OF      PERCENT OF                                     STOCK PRICE
                              SHARES          TOTAL                                     APPRECIATION FOR
                            UNDERLYING   OPTIONS GRANTED                                   OPTION TERM
                              OPTIONS      TO EMPLOYEES    EXERCISE    EXPIRATION     ---------------------
         NAME                 GRANTED     IN FISCAL YEAR     PRICE        DATE           5%           10%
-----------------------      ---------    --------------    -------     --------      -------      --------
Henry F. Nelson                    --           --%          $  --            --      $    --      $     --
David L. Fitzgerald (1)       260,000           18%          $0.35      03/11/15      $57,229      $145,031
Yaron I. Eitan (2)             40,000            3%          $0.35      03/11/15      $ 8,805      $ 22,312
Francis X. Murphy (2)          55,000            4%          $0.35      03/11/15      $12,106      $ 30,680
Derek Dunaway (2)              35,000            2%          $0.35      03/11/15      $ 7,704      $ 19,523
Mitchell Klein (2)             37,000            3%          $0.35      03/11/15      $ 8,144      $ 20,639
Amit Avnet (2)                 35,000            2%          $0.35      03/11/15      $ 7,704      $ 19,523
Steven Morgenthal (2)          45,000            3%          $0.35      03/11/15      $ 9,905      $ 25,101
Adi Raviv (2)                  55,000            4%          $0.35      03/11/15      $12,106      $ 30,680
George Calhoun (2)             45,000            3%          $0.35      03/11/15      $ 9,905      $ 25,101
Thomas G. Rebar (2)            55,000            4%          $0.35      03/11/15      $12,106      $ 30,680

(1) Of the total options granted, 45,000 were vested and exercisable immediately. The remaining options vest and are exercisable at 33% on each of the first, second and third anniversaries of the date of the grant.

(2)   The options granted were vested and exercisable immediately.

OPTION EXERCISES AND HOLDINGS

      The following table sets forth information concerning the exercise of options during the fiscal year ended March 31, 2005 and unexercised options held as of the end of such fiscal year with respect to each of the Named Executives:

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                          NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                       SHARES ACQUIRED     VALUE        OPTIONS AT MARCH 31, 2005           AT MARCH 31, 2005 (1)
                         ON EXERCISE      REALIZED     ----------------------------     -----------------------------
      NAME                   (#)             ($)       EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                       ---------------    --------     -----------    -------------     -----------     -------------
Henry F. Nelson              --              --          653,056          816,320          $   --          $    --
David L. Fitzgerald          --              --           45,000          215,000          $2,250          $10,750
Yaron I. Eitan               --              --           52,000               --          $2,000          $    --
Francis X. Murphy            --              --           65,000               --          $2,750          $    --
Derek Dunaway                --              --           47,000               --          $1,750          $    --
Mitchell Klein               --              --           47,000               --          $1,850          $    --
Amit Avnet                   --              --           35,000               --          $1,750          $    --
Steven Morgenthal            --              --           45,000               --          $2,250          $    --
Adi Raviv                    --              --           55,000               --          $2,750          $    --
Thomas G. Rebar              --              --           55,000               --          $2,750          $    --
George Calhoun               --              --           45,000               --          $2,250          $    --

(1) Calculated by multiplying the number of shares underlying options by the difference between the closing price of the Common Stock underlying the options as quoted on the Over-The-Counter Bulletin Board on March 31, 2005 and the exercise price of the options.

DIRECTORS STOCK OPTIONS

      The 2004 Directors' Option Plan (the "2004 Director's Plan") authorizes 800,000 options to be granted under the plan and provides that each outside director receives an initial grant of 25,000 stock options on the date of appointment or election to the Board of Directors, or to outside directors serving at December 31, 2003. Each outside director will receive an annual grant of 10,000 stock options upon each anniversary and, if a member of the Company's Audit Committee or Compensation Committee, will receive an additional annual grant of 5,000 options for service on each of those committees. The exercise price per share of any option granted under the 2004 Directors' Plan shall not be less than the fair market value of such shares on the date of grant. At March 31, 2005, there were 398,000 options available for grant under the 2004 Directors' Plan. At March 31, 2005, the Company had 402,000 options outstanding under the 2004 Directors' Plan at a weighted average exercise price of $0.35 per share, all of which were issued in March 2005.

REMUNERATION OF NON-MANAGEMENT DIRECTORS

      Each member of the Board of Directors who is not an officer or employee of the Company is entitled to participate in the 2004 Directors' Plan and to receive reimbursement for travel and other expenses directly related to his activities as a director. The Company does not pay inside or outside directors on a per meeting basis for attendance at Board of Director meetings. Effective December 31, 2005, the Company began paying outside directors on the Audit Committee a quarterly retainer of $2,500 for services provided to the Company. However, each outside director may be compensated pursuant to a written agreement with the Company to provide specific types of professional services such as financial, accounting or tax advice covering compensation plans, acquisitions and debt/equity placements.

COMPENSATION PLANS:

EMPLOYMENT AGREEMENTS

      The Company and its President and Chief Executive Officer, Henry F. Nelson, entered into an Amended and Restated Employment Agreement dated April 1, 2003 (the "Amended Agreement") providing for an annual salary of $350,000 and an annual bonus of 10% of operating income as reported in the Company's annual audited financial statements, subject to adjustment, for any non-recurring items as determined by the Compensation Committee. The Company's Compensation Committee and its Board of Directors approved the Amended Agreement.

      The Company has employment agreements with its other management personnel, which generally continue until terminated by the employee or the Company, and provide for severance payments of six to twelve months under certain conditions.

1997 EMPLOYEE STOCK OPTION PLAN

      The 1997 Equity Incentive Plan is the successor plan to the Company's 1992 Stock Option Plan, which was terminated in 1996. The outstanding options under 1992 Stock Option Plan remain in effect according to their terms and conditions. Under the 1997 Equity Incentive Plan, the Company may grant incentive and nonqualified stock options to purchase up to an aggregate of 3,000,000 shares of common stock to directors, employees and consultants. Options may be granted at an exercise price of not less than 100 percent of the fair market value of the stock at the date of grant. Stock options become exercisable over varying dates as determined by the Board of Directors and expire no later than 10 years and one day from the date of the grant. At March 31, 2005, there were 354,644 options available for grant under the 1997 Equity Incentive Plan. The Company had 2,579,786 options outstanding under the 1997 Equity Incentive Plan at a weighted average exercise price of $0.98 per share at March 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information relating to securities authorized for issuance under equity compensation plans is contained in Item 5 of the Company's Annual Report on Form 10-KSB and is incorporated herein by reference.

      The following table sets forth, as of June 30, 2005, certain information with respect to (1) any person who is known to the Company to be a beneficial owner of more than five percent (5%) of the outstanding common stock of the Company, (2) beneficial ownership of shares of the Company's common stock by each director and named executive; and (3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

      Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                                                     % OF
                                          SHARES OF                                   TOTAL         COMMON
                                           COMMON        OPTIONS/                  BENEFICIAL        STOCK
NAME OF BENEFICIAL OWNER                    STOCK         OTHER                     OWNERSHIP    OUTSTANDING(1)
-------------------------------------     ---------     ----------                 ----------    --------------
Selway Partners, LLC                       106,889       8,347,227 (2)(3)(4)        8,454,116        59.00%
    52 Forest Avenue
     Paramus, NJ 07652

CIP Capital LP                              42,002       2,835,557 (2)(5)(6)        2,877,559        32.60%
     1200 Liberty Park Drive
     Building 300
     Wayne, PA 19087

SCP Private Equity Partners II, LP         716,213      15,925,411 (7)(8)(9)       16,641,624        76.40%
     1200 Liberty Park Drive
     Building 300
     Wayne, PA 19087

Henry F. Nelson                                 --       1,429,484 (10)(11)         1,429,484        19.30%
David L. Fitzgerald                             --          45,000 (11)                45,000            *
Yaron I. Eitan                                  --      16,693,624 (11)(12)        16,693,624        76.50%
Francis X. Murphy                               --          65,000 (11)                65,000         1.10%
Derek Dunaway                                   --       8,501,116 (8)(11)          8,500,116        59.10%
Mitchell Klein                             274,686         495,981 (11)(13)(14)       770,667        12.20%
Amit Avnet                                      --       8,489,116 (8) (11)         8,489,116        59.00%
Steven Morgenthal                               --       8,499,116 (8)(11)          8,499,116        58.60%
Adi Raviv                                       --          55,000 (11)                55,000            *
George Calhoun                               2,567          45,000 (11)                47,567            *
Thomas Rebar                                    --      16,696,624 (11)(12)        16,696,624        76.50%
  All current directors and executive
   officers as a group                     277,253      19,011,089 (10)(11)(12)    19,288,342         81.6%
                                                                   (13)(14)

*     Less than 1%.

(1) Computed on the basis of 5,992,287 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options, warrants, or rights to purchase common stock exercisable within 60 days of the date of this Annual Report on 10-KSB/A, Series A Convertible Preferred Stock (convertible on a 1:1.181818 ratio), Series B Convertible Preferred Stock (convertible on a 1:70 ratio) or Series C Convertible Preferred Stock (convertible on a 1:2 ratio), the additional shares of common stock which would be outstanding upon such exercise, purchase or conversion by such person or group.
(2) Includes 272,727 shares of common stock currently issuable upon exercise of preferred stock warrants followed by conversion into common stock.
(3) Includes 1,068,480 shares of common stock that would be issuable upon the conversion of 534,240 shares of Series C preferred stock.
(4) Includes 7,006,020 shares of common stock that would be issuable upon the conversion of 100,086 shares of Series B Preferred Stock.
(5) Includes 934,770 shares of common stock that would be issuable upon the conversion of 467,385 shares of Series C preferred stock.
(6) Includes 1,628,060 shares of common stock that would be issuable upon the conversion of 23,258 shares of Series B Preferred Stock.
(7) Includes 4,593,736 shares of common stock that would be issuable upon the conversion of 2,296,868 shares of Series C Preferred Stock.
(8) Includes 8,454,116 shares deemed to be beneficially owned by Selway with which SCP, Mr. Dunaway, Mr. Avnet and Mr. Morgenthal are affiliated.
(9) Includes 2,877,559 shares deemed to be beneficially owned by CIP Capital LP with which SCP is affiliated.
(10) Includes 776,428 shares of common stock that would be issuable upon the conversion of 388,214 shares of Series C Preferred Stock.
(11) Includes the number of shares of common stock currently issuable upon exercise of stock options held by the following persons: Mr. Nelson - 653,056 shares, Mr. Fitzgerald - 45,000 shares, Mr. Eitan - 52,000 shares, Mr. Murphy - 65,000 shares, Mr. Dunaway - 47,000 shares, Mr. Klein - 47,000 shares, Mr. Avnet - 35,000 shares, Mr. Morgenthal - 45,000 shares, Mr. Raviv - 55,000 shares, Mr. Calhoun - 45,000, Mr. Rebar - 55,000 shares and all current officers and directors as a group - 1,144,056 shares.
(12) Includes 16,641,624 shares deemed to be beneficially owned by SCP with which Mr. Eitan and Mr. Rebar are affiliated. All current officers and directors as a group also include the shares attributable to SCP.
(13) Includes 258,014 shares of common stock that would be issuable upon the conversion of 129,007 shares of Series C Preferred Stock.
(14) Includes 190,967 shares deemed to be beneficially owned by the Revocable Trust of Celia Klein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTIES

      The Company has raised additional capital through the issuance of convertible debt and convertible preferred stock through various affiliated entities over the last five years. SCP Private Equity Partners II, LP ("SCP") is the majority shareholder of Selway Partners, LLC ("Selway") and Selway Management, Inc. ("Selway Mgt.") with five current members of the Company's Board of Directors being affiliated with SCP and Selway. CIP Capital LP ("CIP") is an affiliate of SCP in that Mr. Winston Churchill is a managing partner of both. CSSMK, LLC ("CSSMK") is majority owned by Henry F. Nelson, the Company's President and Chief Executive Officer and a director. Klein Partners I, LLC ("Klein LLC') is majority owned by Mitchell Klein, a director of the Company.

SERIES A CONVERTIBLE PREFERRED STOCK

      In connection with a subordinated convertible debt financing in November 2000, the Company's Board of Directors created the Series A Convertible Preferred Stock ("Series A Preferred"). As subsequently amended on March 31, 2003, each share of Series A Preferred is convertible, at the option of the holder, into 1.181818 shares of common stock, subject to adjustment as defined. The Series A Preferred contain limited anti-dilution protection and adjustment rights granted to each share. Dividends accrue on a cumulative basis at an annual floating rate equal to the prime rate plus 2.5 %, payable in additional shares of Series A Preferred issued at a price of $1.30 per share, subject to adjustment as defined. The holders of Series A Preferred will also share pari passu on an as converted basis in any dividends declared on the Company's common stock. Each share of Series A Preferred shall be entitled to one vote for each share of Common Stock into which it is convertible. The Series A Preferred may be redeemed at any time after five years from the date of issuance, out of legally available funds as determined by the Company, for cash at $1.30 per share (subject to adjustment as defined) plus an amount equal to the amount of all declared but unpaid dividends if certain requirements and/or conditions are met. In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, subject to the rights of the holders of 8% Preferred Stock to be paid on a pari passu basis with the Series A Preferred, the holders of the Series A Preferred shall be entitled to an amount equal to $1.30 per share, as adjusted, for any recapitalizations, stock combinations, stock splits and the like with respect to such shares.

      As part of the refinancing completed in March 2003, Selway and CIP, were granted warrants, exercisable immediately, to purchase 461,538 shares of Series A Preferred stock at $1.44 per share, which would be convertible into 545,454 shares of common stock. A warrant to purchase 346,154 shares of Series A Preferred will expire in November 2007 and a warrant to purchase 115,384 shares of Series A Preferred will expire in January 2008. In connection with this refinancing, Selway was also issued a warrant to purchase 20,000 shares of common stock at $7.20 per share which expires in November 2008.

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

      In the event of any liquidation, whether voluntary or involuntary, before any distribution or payment shall be made to any holders of any junior stock, the holders of Series B Preferred shall be entitled to be paid out of the assets of the Company an amount per share equal to the greater of (a) 51.6% of the Series B Preferred original issue price, which is the equivalent of 350% of the original investment, plus an amount equal to all accrued and unpaid dividends or
(b) the price per share a holder of Series B Preferred would have been entitled to receive had all shares of outstanding preferred stock been converted into common stock immediately preceding such liquidation. The Series B Preferred provides for anti-dilution protection. All outstanding shares of Series B Preferred may be redeemed, out of legally available funds as determined by the Company, if certain requirements and/or conditions are met on March 31, 2006.

      On March 31, 2003, Selway, Selway Mgt. and CIP converted $1,035,000 of subordinated convertible debentures, plus accrued interest of approximately $198,000, into 123,344 shares of Series B Preferred.

      For the year ended March 31, 2005, the Company issued a total of 83,811 shares of Series C Preferred in settlement of dividends of approximately $163,000 on its Series B Preferred. For the year ended March 31, 2004, the Company paid cash dividends of approximately $163,000 to shareholders of its Series B Preferred.

      As of March 31, 2005, 123,344 shares of Series B Preferred may be converted into 8,634,080 shares of the Company's common stock.

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

      In the event of any liquidation, whether voluntary or involuntary, before any distribution or payment shall be made to any holders of any junior stock, the holders of Series C Preferred shall be entitled to be paid out of the assets of the Company in an amount per share equal to the greater of (a) 200% of the Series C Preferred original issue price plus an amount equal to all accrued and unpaid dividends or (b) the price per share a holder of Series C Preferred would have been entitled to receive had all shares of outstanding preferred stock been converted into common stock immediately preceding such liquidation. The Series C Preferred provides for anti-dilution protection. All outstanding shares of Series C Preferred may be redeemed, out of legally available funds as determined by the Company, if certain requirements and or conditions are met on September 1, 2009.

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

      On December 31, 2003, the Company amended the Series C Preferred Agreement to include CSSMK, whereby CSSMK purchased 257,785 shares of Series C Preferred for $500,000.

      On March 31, 2004, Selway and CIP, in the aggregate, converted $1,613,216 of Series A Convertible Debentures into 831,726 shares of Series C Preferred at a price of $1.9396 per share.

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

      On February 23, 2005, the Company amended the New Series C Preferred Agreement to include Klein LLC, whereby Klein LLC purchased 128,892 shares of Series C Preferred for $250,000.

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

      In connection with the purchases of Series C Preferred by CSSMK and Klein LLC, CSSMK and Klein LLC entered into a Stockholders Agreement with SCP, wherein the transfer and assignment of the Series C Preferred is restricted pursuant to the terms of the Stockholders Agreement and SCP is granted rights of first refusal and certain voting rights. CSSMK and Klein LLC may be deemed affiliates of SCP as a result of the agreement entered into by and among CSSMK, Klein LLC and SCP whereby CSSMK and Klein LLC agree to vote in accordance with SCP on certain matters as stated in the agreement.

10% CONVERTIBLE PROMISSORY NOTE

      On June 16, 2005, the Company issued a 10% Convertible Promissory Note (the "Note") to SCP. The Note was issued in the amount of $750,000, and is payable on demand at any time. Pursuant to the terms of the Note, the Note is convertible upon demand into up to 386,678 shares of the Company's Series C Preferred or other equity securities of the Company. The Note may be pre-paid by the Company at any time without penalty.

      Unless converted into securities, the Note must be prepaid by the Company in cash upon the occurrence of any (i) merger or consolidation of the Company with or into any other corporation or other entity or person (other than a merger or consolidation in which the holders of capital stock of the Company immediately prior to such merger or consolidation continue to hold at least ninety percent (90%) of the voting power of the surviving or acquiring corporation), (ii) sale or pledge of all or substantially all the assets of the Company, or (iii) transaction or series of transactions in which more than fifty percent (50%) of the voting power of the capital stock of the Company is disposed of to a single person or group of affiliated persons.

OTHER RELATED PARTY TRANSACTIONS

      The Company incurred interest expense on its convertible debt held by Selway and CIP during the fiscal year ended March 31, 2004 of approximately $171,000. The Company made principal and interest payments on the convertible debt totaling $576,000 during the fiscal year ended March 31, 2004.

      On September 5, 2003, the Company acquired certain assets and assumed certain liabilities of WebWare from Diablo Management Group, as assignee for the benefit of creditors of WebWare, of which SCP was a significant shareholder. The total purchase price was $1.3 million, of which the Company paid $500,000 in cash and issued 716,204 shares of its common stock valued at $800,000.

ITEM 13. EXHIBITS

      Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB/A.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CLEARSTORY SYSTEMS, INC.


Dated: July 29, 2005           By: /s/ HENRY F. NELSON
                               ----------------------------------------------
                               Henry F. Nelson, President and Chief Executive
                               Officer


Dated: July 29, 2005           By: /s/ STEPHEN A. READ
                               ----------------------------------------------
                               Stephen A. Read, Vice President and Chief
                               Financial Officer

                                INDEX OF EXHIBITS

      The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB/A (No. 1), as indicated below:

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
31.1              Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2              Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1              Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2              Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

----------
*     Filed herewith.
**    Furnished herewith.