Form 10QSB
period 2005-06-30
ClearStory Systems, Inc.
filed 2005-08-12
CIK 878612

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2005

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

Yes   X     No  __
     ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING AUGUST 12, 2005
-------------------                            ---------------------------
Common Stock, par value $.10                            5,992,287

Transitional Small Business Disclosure Format (check one)
Yes  ___   No X
              -

                            CLEARSTORY SYSTEMS, INC.

                                      INDEX


                                                                            PAGE
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2005
     (Unaudited) and March 31, 2005                                            3

Condensed Consolidated Statements of Operations for the Three Months
     Ended June 30, 2005 and 2004 (Unaudited)                                  4

Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended June 30, 2005 and 2004 (Unaudited)                                  5

Notes to Condensed Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis or Plan of Operation            9

Item 3.   Controls and Procedures                                             19


PART II  OTHER INFORMATION

Item 6.   Exhibits                                                            20

              Signature                                                       20




                            CLEARSTORY SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                               JUNE 30,   MARCH 31,
                                                                2005        2005
                                                              --------    --------
                            ASSETS
Current assets:
    Cash and cash equivalents                                 $    444    $    849
    Accounts receivable, net                                     1,245         917
    Prepaid expenses and other current assets                      514         439
                                                              --------    --------
       Total current assets                                      2,203       2,205


Property and equipment, net                                      1,315       1,439
Capitalized software, net                                        1,806       1,852
Goodwill                                                         1,223       1,223
Other assets                                                       164         186
                                                              --------    --------
                                                              $  6,711    $  6,905
                                                              ========    ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                     $  2,395    $  2,665
    Advances against accounts receivable sold with recourse        760         606
    10% Convertible Promissory Note                                750        --
    Deferred revenue                                             2,442       2,527
   Capital leases, current portion                                 115         115
                                                              --------    --------
          Total current liabilities                              6,462       5,913

Long term liabilities:
    Deferred rent                                                  492         494
    Capital leases, net of current portion                          81         112
                                                              --------    --------
          Total long term liabilities                              573         606

Commitments and contingencies

Stockholders' equity:

   Series B Convertible Preferred Stock                              1           1
   Series C Convertible Preferred Stock                             38          37
   8% Convertible Preferred Stock                                    1           1
   Common Stock                                                    599         599
   Additional paid-in capital                                   56,428      56,139
   Accumulated deficit                                         (57,391)    (56,391)
                                                              --------    --------
          Total stockholders' equity (deficit)                    (324)        386
                                                              --------    --------
                                                              $  6,711    $  6,905
                                                              ========    ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.





                                      -3-



                            CLEARSTORY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                             THREE MONTHS ENDED JUNE 30,
                                                                 ------------------
                                                                  2005        2004
                                                                 -------    -------
Revenue:
    Product                                                      $   568    $ 1,225
    Services                                                       1,567      1,758
                                                                 -------    -------
                                                                   2,135      2,983
Cost of revenues:
    Product                                                           49         63
   Services                                                          768        827
                                                                 -------    -------
                                                                     817        890
Gross profit                                                       1,318      2,093

Operating expenses:
    Sales and marketing                                              718        741
   Product development                                               801        612
    General and administrative                                       565        614
                                                                 -------    -------
                                                                   2,084      1,967
                                                                 -------    -------

Operating income (loss)                                             (766)       126
Interest expense, net                                                (45)       (26)
                                                                 -------    -------

                                                                 $  (811)   $   100
Net income (loss)                                                =======    =======

Net loss per share - basic and diluted                           $ (0.17)   $ (0.01)
                                                                 =======    =======

Weighted average common shares outstanding - basic and diluted     5,992      5,992
                                                                 =======    =======

















              The accompanying notes are an integral part of these
                       consolidated financial statements.





                            CLEARSTORY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED JUNE 30,
                                                           ----------------------------
                                                                 2005       2004
                                                               -------    -------
Cash flows from operating activities:
  Net income (loss)                                            $  (811)   $   100
  Reconciliation of net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                    181        103
  Deferred rent                                                     (2)        93
  Changes in assets and liabilities:
      Accounts receivable                                         (328)        79
      Prepaid expenses and other current assets                    (75)      (148)
      Other assets                                                  22         70
      Accounts payable and accrued expenses                       (419)       588
      Deferred revenue                                             (85)       (17)
                                                               -------    -------
Net cash provided by (used in) operating activities             (1,517)       868

Cash flows from investing activities:
  Capitalized software                                            --         (374)
  Capital expenditures                                             (11)      (391)
                                                               -------    -------
Net cash used in investing activities                              (11)      (765)

Cash flows from financing activities:
  Net advances (repayments) from sale of receivables               154       (579)
  Proceeds from issuance of Note                                   750       --
  Payments on capital leases                                       (31)       (25)
  Proceeds from issuance of Series C Preferred                     250       --
Net cash provided by (used in) financing activities              1,123       (604)
                                                               -------    -------
Net decrease in cash                                              (405)      (501)
Cash, beginning of period                                          849        751
                                                               -------    -------
Cash, end of period                                            $   444    $   250
                                                               =======    =======

Supplemental Disclosure of Cash Flow Information:
  Series C Preferred Stock issued in settlement of dividends   $    41    $  --
  Cash interest paid                                                53         26












              The accompanying notes are an integral part of these
                       consolidated financial statements.


                            CLEARSTORY SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NATURE OF BUSINESS AND BASIS OF PRESENTATION

         ClearStory Systems, Inc. (the "Company" or "ClearStory") is a leading provider of integrated enterprise content management ("ECM") solutions. ClearStory's proven technology provides a solid foundation for managing the full spectrum of enterprise content, from documents to e-mail, and graphics to video. By bringing digital assets and business content with a unified Web services platform, ClearStory readily enables content use in e-commerce, customer service, marketing content management and regulatory compliance applications.

         The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005. The results for the three months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending March 31, 2006 or for any other future period.

         In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments that are necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations for the three months ended June 30, 2005 and 2004 and cash flows for the three months ended June 30, 2005 and 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"). SFAS No. 123(R) supersedes Accounting Principle Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends FASB Statement No. 95, STATEMENT OF CASH FLOWS. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small business issuers at the beginning of the first fiscal year beginning after December 15, 2005, or effective April 1, 2006 for the Company.

         The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted, but are likely to be granted prior to our April 1, 2006 adoption date. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

EARNINGS (LOSS) PER COMMON SHARE

         Basic and diluted net earnings (loss) per share are presented in conformity with SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"), for all periods presented. In accordance with SFAS No. 128, basic net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net earnings (loss) per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive.

     Reconciliation of the Company's net loss to net loss attributable to common shareholders is as follows:

                                                     THREE MONTHS ENDED JUNE 30,
                                                  ------------------------------
                                                     2005                2004
                                                  ------------------------------
Net income (loss) - as reported                    $   (811)            $ 100
Preferred stock dividends                              (189)             (145)
                                                  ------------------------------
Net loss attributable to common shareholders       $ (1,000)           $  (45)
                                                  ==============================

         For the three months ended June 30, 2005 and 2004, approximately 18.0 million and 16.4 million shares, respectively, from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.

STOCK-BASED COMPENSATION

         The Company has elected to follow APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options is equal to or greater than the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with SFAS No. 123.

         The Company computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of June 30, 2005 and 2004, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

         The effect of applying SFAS No. 123 would be as follows:

                                                          THREE MONTHS ENDED JUNE 30,
                                                  --------------------------------------
                                                        2005                  2004
                                                  --------------------------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss attributable to common shareholders:
     As reported                                     $   (1,000)            $     (45)
                                                  =====================================
     Pro forma - SFAS 123                            $   (1,094)            $    (176)
                                                  =====================================

Basic and diluted net loss per share:
     As reported                                     $    (0.17)           $    (0.01)
                                                  =====================================
     Pro forma - SFAS 123                            $    (0.18)           $    (0.03)
                                                  =====================================


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

10% CONVERTIBLE PROMISSORY NOTE

         On June 16, 2005, the Company, issued a 10% Convertible Promissory Note (the "Note") to SCP Private Equity Partners II, L.P. ("SCP"). The Note was issued in the amount of $750,000, and is payable on demand at any time. Pursuant to the terms of the Note, the Note is convertible upon demand into up to 386,678 shares of the Company's Series C Convertible Preferred Stock, par value $.01 per share ("Series C Preferred") or other equity securities of the Company. The Note may be pre-paid by the Company at any time without penalty.

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

SERIES C CONVERTIBLE PREFERRED STOCK

         On January 28, 2005, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with SCP and CSSMK, LLC ("CSSMK"), whereby the Company sold 257,785 shares of Series C Preferred at $1.9396 per share to SCP for the sum of $500,000 and sold an additional 51,557 shares of Series C Preferred to CSSMK at $1.9396 per share for the sum of $100,000. Pursuant to the agreement, SCP, or at the discretion of SCP, CIP Capital LP ("CIP"), agreed to purchase a minimum of 77,336 additional shares of Series C Preferred at $1.9396 per share for the sum of $150,000, on or before April 15, 2005 (the "Second Closing"). In addition, SCP could, at its sole discretion, expand the number of shares to be purchased at the Second Closing to a maximum of 128,893 shares of Series C Preferred for $250,000. SCP elected to purchase 128,893 shares of Series C Preferred for $250,000 on April 15, 2005.

         For the period ended June 30, 2005, the Company also issued a total of 20,896 shares of Series C Preferred in settlement of dividends of $41,000 on its Series B Convertible Preferred Stock ("Series B Preferred"). The Company has recorded an additional $148,000 in accrued dividends associated with its Series B Preferred and Series C Preferred at June 30, 2005.

LIQUIDITY

         As of June 30, 2005, the Company has a cash balance of $444,000 and the ability to sell certain accounts receivable for additional funds of approximately $250,000 pursuant to its Factoring Agreement. Based upon the Company's current operating outlook for the remainder of the current fiscal year, the Company needs additional financial resources to meet its short tem liquidity requirements. The Company is currently in discussions with a third party lender to obtain additional secured debt financing. Completion of the debt financing is subject to a number of risks and uncertainties and to various contingencies, including the agreement of the Company's principal stockholder to guarantee the facility. The Company can make no assurances that the debt financing will be completed..

         The Company may need additional financing, beyond that which is contemplated above, to further supplement its liquidity needs, especially for intra-quarter liquidity requirements that depend on the timing and amount of monthly cash receipts that are anticipated by its current operating outlook. Since its acquisition of WebWare in September 2003, the Company has incurred operating losses and negative cash flows, that have historically been funded through the issuance of additional capital from its major stockholders. While the Company continues to expect that its revenue for the upcoming fiscal year will be in excess of its revenue for the last fiscal year due to significant investments in its direct sales and marketing efforts, the establishment of new sales distribution channels and the development and release of new products, there can be no assurances that the Company will be able to achieve revenue levels or sufficiently reduce expenses to allow the Company to become profitable without detrimentally affecting its revenues or market position. Additionally, the Company already has a working capital deficit of $4,259,000 as of June 30, 2005, compared to a working capital deficit of $3,708,000 as of March 31, 2005, which increases the need for the Company to successfully execute and deliver on its current business plan. The Company expects its working capital deficit to increase as the Company anticipates incurring operating losses over the next several quarters of fiscal 2006. In the event that the Company's plans or assumptions change or prove to be inaccurate (due to revenue shortfalls, unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations. Over the past several years, the Company has been successful in raising additional funds from its major shareholders, which have allowed the Company to continue to make certain strategic investments. However, the Company's ability to garner continued financial support from these, or other investors, should the need arise cannot be assured.

GEOGRAPHIC INFORMATION

         The Company operates as a single reportable segment as a developer and distributor of software solutions for the ECM market.

     Revenue was derived from customers in the following geographic areas:

                                                THREE MONTHS ENDED JUNE 30,
                                             --------------------------------
                                                  2005             2004
                                             --------------- ----------------
North America                                    $    1,837       $    2,713
Europe                                                  183              185
Other                                                   115               85
                                             --------------- ----------------
                                                 $    2,135       $    2,983
                                             =============== ================



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 ("FIRST QUARTER OF FISCAL 2006") AND THE THREE MONTHS ENDED JUNE 30, 2004 ("FIRST QUARTER OF FISCAL 2005") SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-QSB AND THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2005, WHICH HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR BUSINESS, PLANS, ESTIMATES AND BELIEFS. OUR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

         We were founded to capture and preserve high volumes of mission critical business information. Our product offering includes web-based presentment capabilities for documents such as bank statements, 401(k) statements, customer and vendor statements, explanation of benefits ("EOB") statements, and transaction confirmation documents. We have expanded our product offerings to include e-mail archiving and notification capabilities as well as the ability to capture, store and deliver high value digital assets such as video, voice on demand, graphics and presentations subsequent to our acquisition of certain assets and liabilities of WebWare Corp. on September 5, 2003. These offerings provide our customers with the ability to improve internal communication, enhance productivity and increase customer satisfaction and communication. With the March 2005 release of Radiant Enterprise Media Server ("Radiant EMS"), our next generation software platform, coupled with our ActiveMedia product offerings, we have substantially expanded our digital archive and rich media asset management capabilities and support business efforts such as video and voice on demand, and marketing content management.

         We distribute our products through a combination of our direct sales force and through our Alliance Partners. Revenue is net of discounts and allowances given to our Alliance Partners. We also market and license our products on an international basis through our Alliance Partners. We have reseller relationships with Unisys, and Xerox Global Services, and original equipment manufacturer ("OEM") agreements with Agfa Corporation, Ascent Media Group, Inc., and Sunguard Shareholder Systems, Inc. In addition, on March 30, 2005, we signed a teaming agreement with IBM, representing a new distribution opportunity for our recently released platform, Radiant EMS. We consider the development of a successful Alliance Partner program as a key element for our future growth. In Fiscal 2005, we derived approximately 46% of our total revenues from our Alliance Partners. Sales to new end-users generally include a software license, professional services, and maintenance contracts. Additionally, our Radiant EMS and Active Media products are also offered under a hosting contract pursuant to which we are an application service provider ("ASP"). ASP sales typically include monthly recurring revenues that are recognized as earned.

SIGNIFICANT ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently issued by the SEC, requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended March 31, 2005 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements, the most significant of which are revenue recognition, capitalization of software, and income taxes.

         Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. The areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, primarily goodwill and capitalized software costs. Capitalized software costs, which consist primarily of payroll and related expenses, are capitalized once technological feasibility, which is defined as completion of beta testing, is established. It is then amortized when the product is released over an estimated useful life of three to five years.

         We believe that full consideration has been given to all relevant and material circumstances to which we may be subject, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

COMPARISON OF RESULTS OF OPERATIONS

         The following tables compare total revenues for the periods indicated (in thousands):

                                               THREE MONTHS ENDED JUNE 30,
                                               ---------------------------
                                                2005     2004     % CHANGE
                                               ------   ------     -------
Product revenues                               $  568   $1,225      -54%
Professional services                             242      428      -43%
Maintenance and hosting contract revenues       1,325    1,330      -- %
                                               ------   ------     -------
      Total revenues                           $2,135   $2,983      -28%
                                               ======   ======     ========


FIRST QUARTER OF FISCAL 2006 AS COMPARED TO FIRST QUARTER OF FISCAL 2005:

REVENUES

         Revenues for the First Quarter of Fiscal 2006 decreased by $848,000, or 28%, to $2,135,000 as compared to revenues of $2,983,000 for the First Quarter of Fiscal 2005. Product revenues decreased by $657,000, or 54%, to $568,000 in the First Quarter of Fiscal 2006 as compared to $1,225,000 in the First Quarter of Fiscal 2005. The decrease in product revenues was attributable to longer sales cycles associated with Radiant EMS and lower revenue volumes associated with Radiant BDS. Professional service revenues decreased by $186,000, or 43%, to $242,000 in the First Quarter of Fiscal 2006 as compared to $428,000 in the First Quarter of Fiscal 2005. The decrease in professional services revenues was due to the decline in product revenues. Maintenance and hosting revenues remained essentially the same at $1.3 million in the First Quarter of Fiscal 2006 and the First Quarter of Fiscal 2005.

GROSS PROFIT

         Gross profit for the First Quarter of Fiscal 2006 decreased by $775,000, or 37%, to $1,318,000 as compared to gross profit of $2,093,000 for the First Quarter of Fiscal 2005. The decrease in gross profit is related to the decrease in product and service revenue as previously discussed. Gross margin percentage decreased to 62% for the First Quarter of Fiscal 2006 from 70% for the First Quarter of Fiscal 2005. The decrease in the gross margin percentage was primarily the result of lower product revenue, which have higher gross profit margins, and lower service margins due to lower productivity from fewer service engagements.

SALES AND MARKETING

         Sales and marketing expenses for the First Quarter of Fiscal 2006 decreased by $23,000, or 3%, to $718,000, as compared to $741,000 for the First Quarter of Fiscal 2005. The decrease is primarily due to lower commissions, partially offset by the strategic investment in our direct sales force.

         Sales and marketing expenses expressed as a percentage of sales increased to 34% in the First Quarter of Fiscal 2006 compared to 25% in the First Quarter of Fiscal 2005, primarily due to the decrease in revenues.

PRODUCT DEVELOPMENT

         Product development expenses, net of capitalized software, for the First Quarter of Fiscal 2006 increased by $189,000, or 31%, to $801,000 as compared to $612,000 for the First Quarter of Fiscal 2005. We capitalized $374,000 of product development costs associated with the development of our next generation platform, Radiant EMS, in the First Quarter of Fiscal 2005 with no capitalization occurring in the First Quarter of Fiscal 2006. Radiant EMS achieved technological feasibility in the fourth quarter of Fiscal 2004 and was released in March 2005. Excluding the impact of the software capitalization, total product development expenses for the First Quarter of Fiscal 2006 would have decreased by $185,000, or 19%, to $801,000 as compared to $986,000 for the First Quarter of Fiscal 2005. The decrease in product development costs is attributable to reduced costs associated with Radiant BDS and a reduction in external development costs associated with the development of Radiant EMS.

         Product development expenses, excluding the impact of the software capitalization, expressed as a percentage of revenues was 38% in the First Quarter of Fiscal 2006, compared to 33% in the First Quarter of Fiscal 2005.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the First Quarter of Fiscal 2006 decreased by $49,000, or 8%, to $565,000 as compared to $614,000 for the First Quarter of Fiscal 2005. General and administrative expenses decreased primarily as a result of reduced facility costs as we moved into a new corporate facility on March 1, 2004 but continued to be obligated on our prior facility through September 2004.

         General and administrative expense, expressed as a percentage of revenues, was 26% for the First Quarter of Fiscal 2006, compared to 21% in the First Quarter of Fiscal 2005.

INTEREST EXPENSE, NET

         Interest expense, net for the First Quarter of Fiscal 2006 increased by $19,000, or 73%, to $45,000 as compared to $26,000 for the First Quarter of Fiscal 2005. The increase was due to an increase in the level of borrowings, fees, and interest payable under our Factoring Agreement.

PROVISION FOR TAXES

         No provision for or benefit from federal, state or foreign income taxes was recorded for the First Quarter of Fiscal 2006 or for the First Quarter of Fiscal 2005 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, we have a cash balance of $444,000 and the ability to sell certain accounts receivable for additional funds of approximately $250,000 pursuant to our Factoring Agreement. Based upon our current operating outlook for the remainder of the current fiscal year, we need additional financial resources to meet our short tem liquidity requirements. We are currently in discussions with a third party lender to obtain additional secured debt financing. Completion of the debt financing is subject to a number of risks and uncertainties and to various contingencies, including the agreement of our principal stockholder to guarantee the facility. We can make no assurances that the debt financing will be completed.

         We may need additional financing, beyond that which is contemplated above, to further supplement our liquidity needs, especially for intra-quarter liquidity requirements that depend on the timing and amount of monthly cash receipts that are anticipated by our current operating outlook. Since our acquisition of WebWare in September 2003, we have incurred operating losses and negative cash flows that have historically been funded through the issuance of additional capital from our major stockholders. While we continue to expect that our revenue for the upcoming fiscal year will be in excess of our revenue for the last fiscal year due to significant investments in our direct sales and marketing efforts, the establishment of new sales distribution channels and the development and release of new products, there can be no assurances that we will be able to achieve these higher revenue levels or sufficiently reduce expenses to allow us to become profitable without detrimentally affecting our revenues or market position. Additionally, we already have a working capital deficit of $4,259,000 as of June 30, 2005, compared to a working capital deficit of $3,708,000 as of March 31, 2005, which increases the need for us to successfully execute and deliver on our current business plan. We expect our working capital deficit to increase as we anticipate incurring operating losses over the next several of quarters of fiscal 2006. In the event our plans or our assumptions change or prove to be inaccurate (due to revenue shortfalls, unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations. Over the past several years, we have been successful in raising additional funds from our major shareholders, which has allowed us to continue to make certain strategic investments. However, our ability to garner continued financial support from these, or other investors, should the need arise, cannot be assured.

         Our cash flows are summarized below for the periods indicated: (in thousands)

                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                        2005             2004
                                                     -------          -------
Cash provided by (used in):
  Operating activities                               $(1,517)         $   868
   Investing activities                                  (11)            (765)
   Financing activities                                1,123             (604)
                                                     -------          -------
Net decrease in cash                                    (405)            (501)
Cash, beginning of period                                849              751
                                                     -------          -------
Cash, end of period                                  $   444          $   250
                                                     =======          =======


         Net cash used in operating activities was $1,517,000 in the First Quarter of Fiscal 2006 compared to net cash provided by operating activities of $868,000 in the prior comparable period. The decrease in cash from operations is primarily due to our higher net loss for the First Quarter of Fiscal 2006, an increase in accounts receivable and a decrease in accounts payable and accrued expenses due to the timing of payments. For the First Quarter of Fiscal 2006, the days sales outstanding ("DSO") was 52 compared to a DSO of 61 for the First Quarter of Fiscal 2005.

         Net cash used in investing activities was $11,000 in the First Quarter of Fiscal 2006 compared to $765,000 in the prior comparable period. For the First Quarter of 2005, we utilized funds of $374,000 for capitalized software development costs and $391,000 of funds for capital expenditures for the completion of our hosted data center, other equipment relating to the relocation of corporate facilities and computer equipment and software associated with our product development activities.

         Net cash provided by financing activities was $1,123,000 in the First Quarter of Fiscal 2006 compared to net cash used in financing activities of $604,000 in the prior comparable period. Cash provided by financing activities in the First Quarter of Fiscal 2006 was a result of the proceeds from the issuance of $250,000 of Series C Preferred, the issuance of the $750,000 Note and $154,000 of advances against account receivables under our Factoring Agreement. Cash used in financing activities in the First Quarter of Fiscal 2005 was primarily the result of the repayment of $579,000 of advances against accounts receivable.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off-balance sheet arrangements that have not been disclosed.

"FORWARD-LOOKING" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of the Company and its management. These statements are based upon a number of assumptions and estimates, which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, our ability to achieve or maintain growth or profitability, our ability to execute our business strategy successfully, our ability to obtain financing and to pay off our existing liabilities and to fund our working capital needs, our relationship with our existing lenders, our relationship with our customers and suppliers, increased competition, possible system failures and rapid changes in technology and other factors discussed in this Quarterly Report on Form 10-QSB and in our other filings with the SEC.

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

WE HAVE A HISTORY OF LOSSES AND OUR ABILITY TO BE PROFITABLE DEPENDS ON A NUMBER OF FACTORS THAT WE MAY BE UNABLE TO CONTROL.

         We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $57,391,000, as of June 30, 2005. For the years ended March 31, 2005 and March 31, 2004, we incurred net losses of $1,242,000 and $2,324,000, respectively, and we incurred additional net losses of $811,000 for the three months ended June 30, 2005. We expect this working capital deficit to further increase as we anticipate incurring additional losses for the next several quarters of fiscal 2006. Since our acquisition of certain assets and liabilities of WebWare on September 3, 2003, we have experienced operating losses as we focused our efforts on integration and market enhancement initiatives and the development of our next generation platform, Radiant EMS. There can be no assurance that revenues will continue to increase from current levels to allow us to become profitable or that any expense reduction actions we may take will allow us to become profitable, or not affect our future revenues or market position.

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

EXECUTION OF OUR BUSINESS PLAN WILL REQUIRE THE SUCCESSFUL IMPLEMENTATION OF OUR DIRECT SALES STRATEGY.

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

BECAUSE WE HAVE EXPERIENCED LOSSES WE MAY NEED ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR BUSINESS PLAN.

         We experienced losses from operations of $1,242,000 and $2,324,000 for the fiscal years ended March 31, 2005 and 2004, respectively, and we incurred additional net losses of $811,000 for the three months ended June 30, 2005. These losses were funded partially through additional equity offerings and most recently debt offerings. Based upon our current operating outlook for the remainder of the current fiscal year, we need additional financial resources to meet our short tem liquidity requirements. We are currently in discussions with a third party lender to obtain additional secured debt financing. Completion of the debt financing is subject to a number of risks and uncertainties and to various contingencies, including the agreement of our principal stockholder to guarantee the facility. We can make no assurances that the debt financing will be completed.

         We may need additional financing, beyond that which is contemplated above, to further supplement our liquidity needs, especially for intra-quarter liquidity requirements that depend on the timing and amount of monthly cash receipts that are anticipated by our current operating outlook. As of June 30, 2005, the Company had a working capital deficit of $4,259,000 compared to a working capital deficit of $3,708,000 as of March 31, 2005.

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

OUR PREFERRED STOCKHOLDERS HAVE SENIOR RIGHTS IN THE EVENT OF OUR LIQUIDATION, DISSOLUTION OR WINDING-UP.

         Our preferred stockholders have senior rights in the event of our liquidation, dissolution or winding-up, including our sale to a third party. In the event that any liquidation, dissolution or winding-up occurs, our common stockholders would not be entitled to any proceeds of such liquidation, dissolution or winding-up until the liquidation preference of our preferred stockholders is fully satisfied. As a result, we can provide no assurances that our common stockholders will receive any proceeds in the event of our liquidation, dissolution or winding-up to the extent that the liquidation preference of our preferred stockholders is not fully satisfied. As of June 30, 2005, the aggregate liquidation preference for all series of preferred stock was approximately $19.1 million, and if the Note is converted into Series C Preferred, the aggregate liquidation preference would be $20.6 million.

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

BECAUSE OUR COMMON STOCK HAS HISTORICALLY HAD LIMITED TRADING VOLUMES, OUR SHAREHOLDERS MAY EXPERIENCE LIQUIDITY ISSUES.

         The average daily trading volume for the three-month trading period ended June 30, 2005 on the OTC bulletin board was approximately 4,000 shares of common stock. This may impair the ability of our shareholders to achieve liquidity within certain periods of trading.

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

          Following this resignation, the Company's audit committee engaged a new independent public accounting firm.

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

WE CHANGED THE NAME OF THE COMPANY AND INITIATED A NEW PRODUCT BRANDING.

                  At the Annual Stockholder Meeting held on October 28, 2004, our stockholders approved a proposal to change the name of the Company to ClearStory Systems, Inc. from INSCI Corp. We believe that the name change better reflects our current positioning within the ECM market. The name change has required and may continue to require increased expense for legal matters, as well as promotional, marketing and communication materials. We have also initiated an effort to establish a common brand for our products within the ECM market with a new naming convention for certain of our products. To the extent that the name change and product branding cause confusion within our target market or client base, we may experience a decrease in revenues and/or an increase in overall expenses.

WE ARE OFFERING OUR CUSTOMERS A HOSTED SOLUTION.

         We host our certain of our applications in our hosted data center. The success of the hosted application business model has not been clearly demonstrated, and market acceptance of the hosted center is not ensured. To the extent that we experience technological problems or challenges, certain of our customers may seek a market alternative, which may limit market adoption of the hosted model.

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

WE HAVE RECENTLY RELEASED THE NEXT GENERATION OF OUR PRODUCT.

         We recently announced the release of our next generation software platform, Radiant EMS, based upon a pure J2EE architecture. We have also embraced a Web services technology model for the user interfaces and application program interface. There can be no assurance that such technologies will not be replaced by more contemporary offerings in the marketplace.

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

BECAUSE OF THE HIGH COST, WE LACK PRODUCT LIABILITY INSURANCE.

         We develop, market, install and service enterprise content management and digital asset management systems. Failure of our products may result in a claim against us. Because of the high cost of product liability insurance, we do not maintain insurance to protect against claims associated with the use of our products. Any claim against us may result in costs to us in defending litigation. Further, any claim may require management's time and the use of certain of our resources.

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


ITEM 3.       CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15(d)-15(e). Based upon that evaluation, we believe that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be disclosed in our periodic SEC filings within the required time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 6.       EXHIBITS

     (A) EXHIBITS
         10.1 10% Convertible Promissory Note, dated June 16, 2005 issued by the Company (incorporated by reference to the Company's Current Report on Form 8-K dated as of June 17, 2005).
         31.1 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
         31.2 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
         32.1 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
         32.2 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

----------------------------------

*   Filed herewith.
**  Furnished herewith.








                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CLEARSTORY SYSTEMS, INC.

Dated: AUGUST 12, 2005                By: /s/ HENRY F. NELSON
       ---------------
                                      Henry F. Nelson, President and
                                      Chief Executive Officer


Dated: AUGUST 12, 2005                By: /s/ STEPHEN A. READ
      ----------------
                                      Stephen A. Read, Vice President and
                                      Chief Financial Officer