Form 10QSB
period 2005-09-30
ClearStory Systems, Inc.
filed 2005-11-14
CIK 878612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                  to

Commission file number: 1-12966

ClearStory Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	06-1302773
(State of incorporation)	(IRS employer identification number)

One Research Drive, Suite 200B

Westborough, MA 01581

(Address of principal executive offices)

Issuer’s telephone number, including area code: (508) 870-4000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of Each Class	Outstanding November 14, 2005
Common Stock, par value $.10	5,992,287

Transitional Small Business Disclosure Format (check one)

Yes  ☐  No ☒

ClearStory Systems, Inc.

ClearStory Systems, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	September 30,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$222	$849
Accounts receivable, net	904	917
Prepaid expenses and other current assets	413	439
Total current assets	1,539	2,205

Property and equipment, net	1,236	1,439
Capitalized software, net	1,707	1,852
Goodwill	1,223	1,223
Other assets	595	186
	$6,300	$6,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,330	$2,665
Advances against accounts receivable sold with recourse	753	606
Revolving credit facility	1,350	—
Deferred revenue	2,069	2,527
Capital leases, current portion	145	115
Total current liabilities	6,647	5,913

Long term liabilities:
Deferred rent	490	494
Capital leases, net of current portion	57	112
Total long term liabilities	547	606

Commitments and contingencies

Stockholders’ equity:
Series B Convertible Preferred Stock	1	1
Series C Convertible Preferred Stock	40	37
8% Convertible Preferred Stock	1	1
Common Stock	599	599
Additional paid-in capital	57,174	56,139
Accumulated deficit	(58,709)	(56,391)
Total stockholders’ equity (deficit)	(894)	386
	$6,300	$6,905

The accompanying notes are an integral part of these consolidated financial statements.

ClearStory Systems, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product	$538	$945	$1,106	$2,170
Services	1,315	1,632	2,882	3,390
	1,853	2,577	3,988	5,560
Cost of revenues:
Product	112	63	161	126
Services	698	936	1,466	1,763
	810	999	1,627	1,889

Gross profit	1,043	1,578	2,361	3,671

Operating expenses:
Sales and marketing	596	717	1,314	1,458
Product development	826	591	1,627	1,203
General and administrative	640	837	1,205	1,451

	2,062	2,145	4,146	4,112

Operating loss	(1,019)	(567)	(1,785)	(441)

Interest expense, net	(105)	(28)	(150)	(54)

Net loss	$(1,124)	$(595)	$(1,935)	$(495)

Net loss per share - basic and diluted	$(0.22)	$(0.12)	$(0.39)	$(0.13)

Weighted average common shares outstanding - basic and diluted	5,992	5,992	5,992	5,992

The accompanying notes are an integral part of these consolidated financial statements.

ClearStory Systems, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,935)	$(495)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	439	247
Deferred rent	(4)	185
Changes in assets and liabilities:
Accounts receivable	13	464
Prepaid expenses and other current assets	26	(81)
Other assets	(20)	20
Accounts payable and accrued expenses	(338)	687
Deferred revenue	(458)	(130)
Net cash provided by (used in) operating activities	(2,277)	897

Cash flows from investing activities:
Capitalized software	—	(766)
Capital expenditures	(32)	(488)
Net cash used in investing activities	(32)	(1,254)

Cash flows from financing activities:
Net advances (repayments) from sale of receivables	147	(345)
Proceeds from Revolving Credit Facility	1,350	—
Proceeds from issuance of Note	750	—
Repayment of Note	(750)	—
Proceeds from sale and leaseback of equipment	—	240
Payments on capital leases	(65)	(45)
Proceeds from issuance of Series C Preferred	250	450
Net cash provided by financing activities	1,682	300

Net decrease in cash	(627)	(57)
Cash, beginning of period	849	751
Cash, end of period	$222	$694

Supplemental Disclosure of Cash Flow Information:
Series C Preferred Stock issued in settlement of dividends	$340	$281
Equipment purchased under capital leases	40	—
Cash interest paid	125	54

The accompanying notes are an integral part of these consolidated financial statements.

ClearStory Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nature of Business and Basis of Presentation

ClearStory Systems, Inc. (the “Company” or “ClearStory”) is a leading provider of integrated enterprise content management (“ECM”) solutions.  ClearStory’s proven technology provides a solid foundation for managing the full spectrum of enterprise content, from documents to e-mail, and graphics to video.  By bringing digital assets and business content with a unified Web services platform, ClearStory readily enables content use in e-commerce, customer service, marketing content management and regulatory compliance applications.

The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.  However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.  The results for the three and six months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending March 31, 2006 or for any other future period.

In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments that are necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations for the three and six months ended September 30, 2005 and 2004 and cash flows for the six months ended September 30, 2005 and 2004.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principle Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share–based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition.  SFAS No. 123(R) is effective for small business issuers at the beginning of the first fiscal year beginning after December 15, 2005, or effective April 1, 2006 for the Company.

The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis.  It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted, but are likely to be granted prior to our April 1, 2006 adoption date.  The expense associated with these future awards can only be determined based on factors such as the price for the Company’s common stock, volatility of the Company’s stock price and risk free interest rates as measured at the grant date.  However, the pro forma disclosures related to SFAS No. 123 included in the Company’s historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

Earnings (Loss) Per Common Share

Basic and diluted net earnings (loss) per share are presented in conformity with SFAS No. 128, Earnings Per Share (“SFAS No. 128”), for all periods presented. In accordance with SFAS No. 128, basic net earnings (loss)

per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net earnings (loss) per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive.

Reconciliation of the Company’s net loss to net loss attributable to common shareholders is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(1,124)	$(595)	(1,935)	(495)
Preferred stock dividends	(194)	(151)	(383)	(296)
Net loss attributable to common shareholders	$(1,318)	$(746)	$(2,318)	$(791)

For the three and six months ended September 30, 2005 and 2004, approximately 20.4 million and 17.1 million shares, respectively, from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.

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

The Company computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of September 30, 2005 and 2004, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss attributable to common shareholders:
As reported	$(1,318)	$(746)	$(2,318)	$(791)
Pro forma - SFAS 123	$(1,412)	$(877)	$(2,506)	$(1,053)

Basic and diluted net loss per share:
As reported	$(0.22)	$(0.12)	$(0.39)	$(0.13)
Pro forma - SFAS 123	$(0.24)	$(0.15)	$(0.42)	$(0.18)

Advances against Receivables Sold with Recourse

On November 2, 2004, the Company entered into a factoring agreement (“Factoring Agreement”) with Benefactor Funding Corporation (“Benefactor”), which replaced its existing financing agreement with another financing company.  Pursuant to the Factoring Agreement, the Company will sell certain accounts receivable to Benefactor at a purchase price, for each accepted account, equal to (i) 98.75% of the face amount of the applicable account receivable less (ii) Benefactor’s fees and the amount of any trade or cash discounts, credits or allowances, set-offs or any other applicable reductions or adjustments. The Company has also granted Benefactor a security interest in all of the Company’s assets to secure the payment and performance of all obligations under the Factoring Agreement.

10% Convertible Promissory Note

On June 16, 2005, the Company, issued a 10% Convertible Promissory Note (the “Note”) to SCP Private Equity Partners II, L.P. (“SCP”). The Note was issued in the amount of $750,000, and was payable on demand at any time. Pursuant to the terms of the Note, the Note was convertible upon demand into up to 386,678 shares of the Company’s Series C Convertible Preferred Stock, par value $.01 per share (“Series C Preferred”) or other equity securities of the Company. The Note could be pre-paid by the Company at any time without penalty.  On September 8, 2005, the Company utilized borrowings from its Revolving Credit Facility to repay the Note.

Revolving Credit Facility

On August 25, 2005, the Company entered into a Loan and Security Agreement (“Revolver’) with Silicon Valley Bank (“SVB”) which provides for the Company to borrow up to $1,500,000 for general corporate purposes for the next two years at the prime interest rate plus 0.5%, payable monthly.  The Company granted SVB a second security interest in all of the Company’s assets to secure the payment and performance of all obligations under the Revolver. The Revolver also contains certain financial covenants and was guaranteed by SCP.  In consideration for the guarantee by SCP, the Company issued a warrant to SCP to purchase 232,007 shares of Series C Preferred at $1.9396 per share. The term of the warrant expires on August 25, 2015.  The Company has valued the warrant at $408,000 utilizing the Black-Scholes option pricing model.  The Company will amortize this cost along with $41,000 of legal and other fees incurred over the term of the Revolver.  On September 8, 2005, the Company utilized borrowings under the Revolver to repay its Note with SCP.

Based upon the results for the six months ended September 30, 2005 and its current outlook for the remainder of the year, the Company was and will continue to be in violation of its financial covenants set forth in the Revolver.  While SVB has indicated that it would consider amending the financial covenants to levels consistent with the Company’s expectations for the remaining term of the Revolver, there can be no assurance that SVB will agree to amend these financial covenants or that the Company will be successful in complying with these covenants.  If the Company is unsuccessful in amending these financial covenants, or is unable to comply with these covenants, SVB could declare the loan in default and require the Company, or SCP under its guarantee, to repay all outstanding amounts under the Revolver in full.

Series C Convertible Preferred Stock

On January 28, 2005, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with SCP and CSSMK, LLC (“CSSMK”), whereby the Company sold 257,785 shares of Series C Preferred at $1.9396 per share to SCP for the sum of $500,000 and sold an additional 51,557 shares of Series C Preferred to CSSMK at $1.9396 per share for the sum of $100,000.  Pursuant to the agreement, SCP, or at the discretion of SCP, CIP Capital LP (“CIP”), agreed to purchase a minimum of 77,336 additional shares of Series C Preferred at $1.9396 per share for the sum of $150,000, on or before April 15, 2005 (the “Second Closing”).  In addition, SCP could, at its sole discretion, expand the number of shares to be purchased at the Second Closing to a maximum of 128,893 shares of Series C Preferred for $250,000.  SCP elected to purchase 128,893 shares of Series C Preferred for $250,000 on April 15, 2005.

For the six months ended September 30, 2005, the Company issued a total of 42,021 shares of Series C Preferred in settlement of dividends of $82,000 on its Series B Convertible Preferred Stock (“Series B Preferred”).  The Company also issued 154,261 shares of Series C Preferred in settlement of dividends of $299,000 on its Series C Preferred Stock.  The Company has recorded an additional $50,000 in accrued dividends associated with its Series B Preferred and Series C Preferred at September 30, 2005.

Liquidity

As of September 30, 2005, the Company had a cash balance of $222,000, the ability to sell certain accounts receivable for additional funds of approximately $250,000 pursuant to its Factoring Agreement and $150,000 of available funds under its Revolver.  Based upon the Company’s current operating outlook for the remainder of the current fiscal year, the Company needs additional financial resources to meet its short term liquidity requirements.  The Company is currently in discussions with its major shareholders and SVB regarding the need to either increase the borrowing capacity under the Revolver, or raise capital from other sources.  The increase in the Company’s borrowing capacity under the Revolver is subject to a number of risks and uncertainties and to various contingencies, including the agreement of SCP to guarantee the Company’s obligations under the expanded Revolver.  The Company can make no assurances it will be successful in its efforts to expand its borrowing capacity under its Revolver, or to raise capital from other sources.

The Company will need additional financing, beyond that which is contemplated above, to further supplement its liquidity needs, especially for intra-quarter liquidity requirements that depend on the timing and amount of monthly cash receipts that are anticipated by its current operating outlook. Additional financing could take the form of equity or debt offerings, spin-offs, joint ventures or other collaborative relationships that may require the Company to issue shares or share revenue.  Since its acquisition of WebWare in September 2003, the Company has incurred operating losses and negative cash flows which have historically been funded through the issuance of additional capital from its major stockholders. Based upon its latest operating outlook, the Company expects to incur losses for the remainder of the fiscal year due in part to significant investments in its direct sales and marketing efforts, the establishment of new sales distribution channels and the development and release of its products.  There can be no assurances that the Company will be able to achieve revenue levels or sufficiently reduce expenses to allow the Company to become profitable without detrimentally affecting its long-term revenues or market position.  Additionally, the Company already has a working capital deficit of $5,108,000 as of September 30, 2005, compared to a working capital deficit of $3,708,000 as of March 31, 2005, which increases the need for the Company to successfully execute and deliver on its current business plan.  The Company expects its working capital deficit to increase, as the Company anticipates incurring operating losses for the remaining quarters of fiscal 2006. In the event that the Company’s plans or assumptions change or prove to be inaccurate (due to revenue shortfalls, unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations. Over the past several years, the Company has been successful in raising additional funds from its major shareholders, and these funds have allowed the Company to continue to make certain strategic investments.  However, the Company’s ability to garner continued financial support from these, or other investors, should the need arise, cannot be assured.

Geographic Information

The Company operates as a single reportable segment as a developer and distributor of software solutions for the ECM market.

Revenue was derived from customers in the following geographic areas:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
North America	$1,691	$2,274	$3,562	$4,980
Europe	100	195	264	387
Other	62	108	162	193
	$1,853	$2,577	$3,988	$5,560

Item 2.    Management’s Discussion and Analysis or Plan of Operations

The following discussion of results of operations for the three months (“Second Quarter of Fiscal 2006”) and the six months (“First Half of Fiscal 2006”) ended September 30, 2005 and the three months (“Second Quarter of Fiscal 2005”) and the six months (“First Half of Fiscal 2005”) ended September 30, 2004 and the discussion of the Company’s financial condition at September 30, 2005 should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-QSB and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended March 31, 2005, which has been filed with the Securities and Exchange Commission (the “SEC”).  The following discussion contains forward-looking statements that reflect our business, plans, estimates and beliefs.  Our results could differ materially from those discussed in the forward-looking statements.

We were founded to capture and preserve high volumes of mission critical business information.  Our product offering includes web-based presentment capabilities for documents such as bank statements, 401(k) statements, customer and vendor statements, explanation of benefits (“EOB”) statements, and transaction confirmation documents.  We have expanded our product offerings to include e-mail archiving and notification capabilities as well as the ability to capture, store and deliver high value digital assets such as video, voice on demand, graphics and presentations subsequent to our acquisition of certain assets and liabilities of WebWare Corp. on September 5, 2003.  These offerings provide our customers with the ability to improve internal communication, enhance productivity and increase customer satisfaction and communication.  With the March 2005 release of Radiant Enterprise Media Server (“Radiant EMS”), our next generation software platform, coupled with our ActiveMedia product offerings, we have substantially expanded our digital archive and rich media asset management capabilities and support business efforts such as video and voice on demand, and brand and channel management.

We distribute our products through a combination of our direct sales force and through our Alliance Partners.  Revenue is net of discounts and allowances given to our Alliance Partners.  We also market and license our products on an international basis through our Alliance Partners.  We have reseller relationships with Unisys, and Xerox Global Services, and original equipment manufacturer (“OEM”) agreements with Agfa Corporation, Ascent Media Group, Inc., and Sunguard Shareholder Systems, Inc. In addition, on March 30, 2005, we signed an agreement with IBM, representing a new distribution opportunity for our recently released platform, Radiant EMS. We consider the development of a successful Alliance Partner program as a key element for our future growth. In Fiscal 2005, we derived approximately 46% of our total revenues from our Alliance Partners.  Sales to new end-users generally include a software license, professional services, and maintenance contracts.  Additionally, our Radiant EMS and Active Media products are also offered under a hosting contract pursuant to which we are an application service provider (“ASP”).  ASP sales typically include monthly recurring revenues that are recognized as earned.

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

RESULTS OF OPERATIONS

Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005:

Revenues

The following tables compare total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,
	2005	2004	% Change
Product revenues	$538	$945	-43%
Professional services	153	323	-53%
Maintenance and hosting contract revenues	1,162	1,309	-11%
Total revenues	$1,853	$2,577	-28%

Revenues for the Second Quarter of Fiscal 2006 decreased by $724,000, or 28%, to $1,853,000 as compared to revenues of $2,577,000 for the Second Quarter of Fiscal 2005.  Product revenues decreased by $407,000, or 43%, to $538,000 in the Second Quarter of Fiscal 2006 as compared to $945,000 in the Second Quarter of Fiscal 2005.  The decrease in product revenues was primarily attributable to lower product revenue associated with Radiant BDS. Professional service revenues decreased by $170,000, or 53%, to $153,000 in the Second Quarter of Fiscal 2006 as compared to $323,000 in the Second Quarter of Fiscal 2005. The decrease in professional service revenues was due to the decline in product revenues which have historically resulted in the initiation of service engagements.  Maintenance and hosting revenues decreased by $147,000, or 11%, to $1,162,000 in the Second Quarter of Fiscal 2006 as compared to $1,309,000 in the Second Quarter of Fiscal 2005. The decrease in maintenance and hosting revenues was due primarily to a decline in hosting revenues as a large hosting customer moved its application in-house.

Gross Profit

Gross profit for the Second Quarter of Fiscal 2006 decreased by $535,000, or 34%, to $1,043,000 as compared to gross profit of $1,578,000 for the Second Quarter of Fiscal 2005.  The decrease in gross profit is related to the decrease in product and service revenue as discussed above.  Gross margin percentage decreased to 56% for the Second Quarter of Fiscal 2006 from 61% for the Second Quarter of Fiscal 2005. The decrease in the gross margin percentage was primarily the result of lower product revenue, which has higher gross profit margins, and lower professional service margins due to lower productivity from fewer service engagements.

Sales and Marketing

Sales and marketing expenses for the Second Quarter of Fiscal 2006 decreased by $121,000, or 17%, to $596,000, as compared to $717,000 for the Second Quarter of Fiscal 2005. The decrease is primarily due to lower commissions earned due to the decline in revenues and in marketing costs from those incurred in the Second Quarter of Fiscal 2005 associated with the re-branding of our suite of products along with our company name change to ClearStory.

Sales and marketing expenses expressed as a percentage of sales increased to 32% in the Second Quarter of Fiscal 2006 compared to 28% in the Second Quarter of Fiscal 2005, primarily due to a decrease in revenues.

Product Development

Product development expenses, net of capitalized software, for the Second Quarter of Fiscal 2006 increased by $235,000, or 40%, to $826,000 as compared to $591,000 for the Second Quarter of Fiscal 2005.  We capitalized

$391,000 of product development costs associated with the development of our next generation platform, Radiant EMS, in the Second Quarter of Fiscal 2005 with no capitalization occurring in the Second Quarter of Fiscal 2006. Radiant EMS achieved technological feasibility in the fourth quarter of Fiscal 2004 and was released in March 2005. Excluding the impact of the software capitalization, total product development expenses for the Second Quarter of Fiscal 2006 would have decreased by $156,000, or 16%, to $826,000 as compared to $982,000 for the Second Quarter of Fiscal 2005.  The decrease in product development costs is attributable to reduced costs associated with Radiant BDS and a reduction in external development costs associated with the development of Radiant EMS.

Product development expenses, excluding the impact of the software capitalization, expressed as a percentage of revenues was 45% in the Second Quarter of Fiscal 2006, compared to 38% in the Second Quarter of Fiscal 2005.

General and Administrative

General and administrative expenses for the Second Quarter of Fiscal 2006 decreased by $197,000, or 24%, to $640,000 as compared to $837,000 for the Second Quarter of Fiscal 2005.  General and administrative expenses decreased primarily as a result of reduced facility costs as we moved into a new corporate facility on March 1, 2004, but continued to be obligated on our prior facility through September 2004.

General and administrative expense, expressed as a percentage of revenues, was 35% for the Second Quarter of Fiscal 2006, compared to 32% in the Second Quarter of Fiscal 2005.

Interest Expense, net

Interest expense, net for the Second Quarter of Fiscal 2006 increased by $77,000 to $105,000 as compared to $28,000 for the Second Quarter of Fiscal 2005.  The increase in interest expense, net was primarily due to our issuance of the Note and our entering into the Revolver.

Provision for Taxes

No provision for or benefit from federal, state or foreign income taxes was recorded for the Second Quarter of Fiscal 2006 or for the Second Quarter of Fiscal 2005 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

First Half of Fiscal 2006 Compared to First Half of Fiscal 2005:

Revenues

	Six Months Ended September 30,
	2005	2004	% Change
Product revenues	$1,106	$2,170	-49%
Professional services	395	751	-47%
Maintenance and hosting contract revenues	2,487	2,639	-6%
Total revenues	$3,988	$5,560	-28%

Revenues for the First Half of Fiscal 2006 decreased by $1,572,000, or 28%, to $3,988,000 as compared to revenues of $5,560,000 for the First Half of Fiscal 2005.  Product revenues decreased by $1,064,000, or 49%, to $1,106,000 in the First Half of Fiscal 2006 as compared to $2,170,000 in the First Half of Fiscal 2005.  The decrease in product revenues was primarily attributable to lower product revenue associated with Radiant BDS and with longer sales cycles and delays in purchase decisions associated with our Radiant EMS product. Professional service revenues decreased by $356,000, or 47%, to $395,000 in the First Half of Fiscal 2006 as compared to $751,000 in the First Half of Fiscal 2005. The decrease in professional services revenues was due to the decline in product revenues which have historically resulted in the initiation of service engagements.  Maintenance and hosting revenues decreased by $152,000, or 6%, to $2,487,000 in the First Half of Fiscal 2006 as compared to $2,639,000 in the First Half of Fiscal 2005. The decrease in maintenance and hosting revenues was due primarily to a decline in hosting revenues as a large hosting customer moved its application in-house.

Gross Profit

Gross profit for the First Half of Fiscal 2006 decreased by $1,310,000, or 36%, to $2,361,000 as compared to gross profit of $3,671,000 for the First Half of Fiscal 2005.  The decrease in gross profit is related to the decrease in product and service revenue as previously discussed.  Gross margin percentage decreased to 59% for the First Half of Fiscal 2006 from 66% for the First Half of Fiscal 2005. The decrease in the gross margin percentage was primarily the result of lower product revenue, which has higher gross profit margins, and lower service margins due to lower productivity from fewer service engagements.

Sales and Marketing

Sales and marketing expenses for the First Half of Fiscal 2006 decreased by $144,000, or 10%, to $1,314,000, as compared to $1,458,000 for the First Half of Fiscal 2005. The decrease is primarily due to lower commissions earned due to the decline in revenues and a decrease in marketing costs incurred in the Second Quarter of Fiscal 2005 associated with the re-branding of our suite of products, along with our company name change to ClearStory.

Sales and marketing expenses expressed as a percentage of sales increased to 33% in the First Half of Fiscal 2006 compared to 26% in the First Half of Fiscal 2005, primarily due to the decrease in revenues.

Product Development

Product development expenses, net of capitalized software, for the First Half of Fiscal 2006 increased by $424,000, or 35%, to $1,627,000 as compared to $1,203,000 for the First Half of Fiscal 2005.  We capitalized $766,000 of product development costs associated with the development of our next generation platform, Radiant EMS, in the First Half of Fiscal 2005 with no capitalization occurring in the First Half of Fiscal 2006. Radiant EMS achieved technological feasibility in the fourth quarter of Fiscal 2004 and was released in March 2005. Excluding the impact of the software capitalization, total product development expenses for the First Half of Fiscal 2006 would have decreased by $342,000, or 17%, to $1,627,000 as compared to $1,969,000 for the First Half of Fiscal 2005.  The decrease in product development costs is attributable to reduced costs associated with Radiant BDS and a reduction in external development costs associated with the development of Radiant EMS.

Product development expenses, excluding the impact of the software capitalization, expressed as a percentage of revenues was 41% in the First Half of Fiscal 2006, compared to 35% in the First Half of Fiscal 2005.

General and Administrative

General and administrative expenses for the First Half of Fiscal 2006 decreased by $246,000, or 17%, to $1,205,000 as compared to $1,451,000 for the First Half of Fiscal 2005.  General and administrative expenses decreased primarily as a result of reduced facility costs as we moved into a new corporate facility on March 1, 2004 but continued to be obligated on our prior facility through September 2004.

General and administrative expense, expressed as a percentage of revenues, was 30% for the First Half of Fiscal 2006, compared to 26% in the First Half of Fiscal 2005.

Interest Expense, net

Interest expense, net for the First Half of Fiscal 2006 increased by $96,000 to $150,000 as compared to $54,000 for the First Half of Fiscal 2005.  The increase in interest expense, net was primarily due to our issuance of the Note and our entering into the Revolver.

Provision for Taxes

No provision for or benefit from federal, state or foreign income taxes was recorded for the First Half of Fiscal 2006 or for the First Half of Fiscal 2005 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

Liquidity and Capital Resources

As of September 30, 2005, we had a cash balance of $222,000, the ability to sell certain accounts receivable for additional funds of approximately $250,000 pursuant to our Factoring Agreement and $150,000 of available funds under our Revolver.  Based upon our current operating outlook for the remainder of the current fiscal year, we need additional financial resources to meet our short term liquidity requirements.  We are currently in discussions with our major shareholders and SVB regarding the need to either increase our borrowing capacity under the Revolver, or raise capital from other sources.  The increase in the borrowing capacity under the Revolver is subject to a number of risks and uncertainties and to various contingencies, including the agreement of SCP to guarantee our obligations under the expanded Revolver.  We can make no assurances it will be successful in our efforts to expand our borrowing capacity under our Revolver, or to raise capital from other sources.

We will need additional financing, beyond that which is contemplated above, to further supplement our liquidity needs, especially for intra-quarter liquidity requirements that depend on the timing and amount of monthly cash receipts that are anticipated by our current operating outlook. Additional financing could take the form of equity or debt offerings, spin-offs, joint ventures or other collaborative relationships that may require us to issue shares or share revenue.  Since our acquisition of WebWare in September 2003, we have incurred operating losses and negative cash flows which have historically been funded through the issuance of additional capital from our major stockholders. Based upon our latest operating outlook, we expect to incur losses for the remainder of the fiscal year due in part to significant investments in our direct sales and marketing efforts, the establishment of new sales distribution channels and the development and release of our products.  There can be no assurances that we will be able to achieve revenue levels or sufficiently reduce expenses to allow us to become profitable without detrimentally affecting our long-term revenues or market position.  Additionally, we already have a working capital deficit of $5,108,000 as of September 30, 2005, compared to a working capital deficit of $3,708,000 as of March 31, 2005, which increases the need for us to successfully execute and deliver on our current business plan.  We expect our working capital deficit to increase, as we anticipate incurring operating losses for the remaining quarters of fiscal 2006. In the event that our plans or assumptions change or prove to be inaccurate (due to revenue shortfalls, unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations. Over the past several years, we have been successful in raising additional funds from our major shareholders, and these funds have allowed us to continue to make certain strategic investments.  However, our ability to garner continued financial support from these, or other investors, should the need arise, cannot be assured.

Our cash flows are summarized below for the periods indicated: (in thousands)

	Six Months Ended
	September 30,
	2005	2004
Cash provided by (used in):
Operating activities	$(2,277)	$897
Investing activities	(32)	(1,254)
Financing activities	1,682	300
Net decrease in cash	(627)	(57)
Cash, beginning of period	849	751
Cash, end of period	$222	$694

Net cash used in operating activities was $2,277,000 in the First Half of Fiscal 2006 compared to net cash provided by operating activities of $897,000 in the prior comparable period.  The decrease in cash from operations is primarily due to our higher net loss for the First Half of Fiscal 2006, a decrease in accounts payable and accrued expenses due to the timing of payments and a decrease in deferred revenue.  For the Second Quarter of Fiscal 2006, the day’s sales outstanding (“DSO”) was 44 compared to a DSO of 74 for the Second Quarter of Fiscal 2005.

Net cash used in investing activities was $32,000 in the First Half of Fiscal 2006 compared to $1,254,000 in the prior comparable period.  For the First Half of 2005, we utilized funds of $766,000 for capitalized software development costs and $4881,000 of funds for capital expenditures for the completion of our hosted data center, other equipment relating to the relocation of corporate facilities and computer equipment and software associated with our product development activities.

Net cash provided by financing activities was $1,682,000 in the First Half of Fiscal 2006 compared to net cash provided by financing activities of $300,000 in the prior comparable period.  Cash provided by financing activities in the First Half of Fiscal 2006 was a result of the proceeds from the issuance of $250,000 of Series C Preferred, the proceeds of $1,350,000 under our new Revolver and $147,000 of advances against account receivables under our Factoring Agreement.  Cash provided by financing activities in the First Half of Fiscal 2005 was a result of the proceeds from the issuance of $450,000 of Series C Preferred, the proceeds of $240,000 under a sale and leaseback transaction, partially offset by a decline in advances against accounts receivable under our Factoring Agreement.

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

“Forward-Looking” Statements Under The Private Securities Litigation Reform Act

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of the Company and its management.  These statements are based upon a number of assumptions and estimates, which are subject to significant uncertainties, many of which are beyond our control.  Words such as “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan” and “estimate” are meant to identify such forward-looking statements.  Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, our ability to achieve or maintain growth or profitability, our ability to execute our business strategy successfully, our ability to obtain financing and to pay off our existing liabilities and to fund our working capital needs, our relationship with our existing lenders, our relationship with our customers and suppliers, increased competition, possible system failures and rapid changes in technology and other factors discussed in this Quarterly Report on Form 10-QSB and in our other filings with the SEC.

Business Risks

An investment in our common stock involves a high degree of risk.  Current and potential investors should carefully consider the following risks, and consult with their legal, tax and financial advisors when considering an investment in the Company.

We Need Additional Financing To Fund Our Operations.

We are actively exploring alternative sources of capital, which could result in additional financing arrangements. The opinion of our independent auditors on our audited financial statements for the year ended March 31, 2005 is subject to a “going concern” qualification and states that our accumulated deficit resulting from recurring losses from operations and a working capital deficiency raises substantial doubt about our ability to continue as a going concern.    If we are unable to obtain additional financing or attain profitability within the next three to six months, we may be unable to continue operating as an independent entity.  There is no assurance that we will be successful. Further, additional financing could take the form of equity or debt offerings, spin-offs, joint ventures or other collaborative relationships that may require us to issue shares or share revenue.  Any such financing strategies would likely impose operating restrictions on us and be dilutive to holders of our common stock, and may not be available on attractive terms or at all.  Further, any additional financing we enter into would be subject to approval by SCP.

We Have A History Of Losses And Our Ability To Be Profitable Depends On A Number Of Factors That We May Be Unable To Control.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $58,709,000, as of September 30, 2005. For the years ended March 31, 2005 and March 31, 2004, we incurred net losses of $1,242,000 and $2,324,000, respectively, and we incurred additional net losses of $1,935,000 for the six months ended September 30, 2005.  We expect this working capital deficit to further increase as we anticipate incurring additional losses for the remainder of fiscal 2006. Since our acquisition of certain assets and liabilities of WebWare on September 3, 2003, we have experienced operating losses as we focused our efforts on integration and market enhancement initiatives and the development of our next generation platform, Radiant EMS.  There can be no assurance that revenues will continue to increase from current levels to allow us to become profitable or that any expense reduction actions we may take will allow us to become profitable, or not affect our future revenues or market position.

Our quarterly sales and operating results have varied significantly, and may vary in the future, as a result of several factors such as:

•                  Size and timing of software license orders

•                  Adoption of recently introduced products

•                  Sales mix of installed versus hosted license revenues

•                  License revenues as a percentage of our revenues

•                  Completion of backlog orders

•                  Successful implementation of a direct sales model

•                  Acceptance and sign off of service contracts

•                  Maintenance contract renewal rates

•                  Seasonality

•                  Customer budgetary constraints and timelines

•                  Availability of embedded third party products or tool sets

•                  Availability of Alliance Partner products

•                  Financial condition of Alliance Partners

•                  Variations of Alliance Partner strategies

•                  Competitive pricing

•                  Changes in product distribution channels

•                  Execution of a direct sales strategy

•                  Variations in expense levels

•                  General technology trends

•                  Change of business strategy

•                  General economic conditions

•                  Changes in accounting pronouncements

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

Because We Have Experienced Losses We May Need Additional Working Capital To Implement Our Business Plan.

We experienced losses from operations of $1,242,000 and $2,324,000 for the fiscal years ended March 31, 2005 and 2004, respectively, and we incurred additional net losses of $1,935,000 for the six months ended September 30, 2005. These losses were funded partially through additional equity offerings and most recently debt offerings.  Based upon our current operating outlook for the remainder of the current fiscal year, we need additional financial resources to meet our short term liquidity requirements.  We are currently in discussions with our major shareholders and SVB regarding the need to either increase our borrowing capacity under the Revolver, or raise capital from other sources.  The increase in our borrowing capacity under our Revolver is subject to a number of risks and uncertainties and to various contingencies, including the agreement of SCP to guarantee our obligations under the expanded Revolver.  We can make no assurances that we will be successful in our efforts to expand our borrowing capacity under our Revolver, or to raise capital from other sources.

We will need additional financing, beyond that which is contemplated above, to further supplement our liquidity needs, especially for intra-quarter liquidity requirements that depend on the timing and amount of monthly cash receipts that are anticipated by our current operating outlook.  Additional financing could take the form of equity or debt offerings, spin-offs, joint ventures or other collaborative relationships that may require us to issue shares or share revenue.  As of September 30, 2005, we had a working capital deficit of $5,108,000 compared to a working capital deficit of $3,708,000 as of March 31, 2005.

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

Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “CSYS”.  As of September 30, 2005, we have 5,992,287 common shares outstanding.  As of September 30, 2005, the Company’s Series B Convertible Preferred Stock is convertible into 8,634,080 shares of common stock while the Company’s Series C Convertible Preferred Stock is convertible into approximately 7,982,200 shares of common stock.

The Members Of Our Board Of Directors Own A Significant Percentage Of Our Common Stock And Can Influence Matters Requiring The Vote Of Shareholders.

As of September 30, 2005, our directors and officers, assuming the conversion of all outstanding preferred stock into common stock, owned approximately 17.8 million shares of common stock, representing approximately 79% of the outstanding common stock.  Based on their ownership, our directors and officers have the ability to influence matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of the Company and the sale of all or substantially all of its assets.  Their voting power also may discourage or prevent any proposed takeover.

Our Preferred Stockholders Have Senior Rights In The Event Of Our Liquidation, Dissolution Or Winding-Up.

Our preferred stockholders have senior rights in the event of our liquidation, dissolution or winding-up, including our sale to a third party.  In the event that any liquidation, dissolution or winding-up occurs, our common stockholders would not be entitled to any proceeds of such liquidation, dissolution or winding-up until the liquidation preference of our preferred stockholders is fully satisfied.  As a result, we can provide no assurances that our common stockholders will receive any proceeds in the event of our liquidation, dissolution or winding-up to the extent that the liquidation preference of our preferred stockholders is not fully satisfied.  As of September 30, 2005, the aggregate liquidation preference for all series of preferred stock, excluding the conversion of the outstanding Series C Preferred warrant issued in connection with the guarantee by SCP of our Revolver, was approximately $19.8 million.

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

Because Our Common Stock Has Historically Had Limited Trading Volumes, Our Shareholders May Experience Liquidity Issues.

The average daily trading volume for the three-month trading period ended September 30, 2005 on the OTC bulletin board was approximately 3,000 shares of common stock.  This may impair the ability of our shareholders to achieve liquidity within certain periods of trading.

Our Former Independent Public Accountants, Goldstein & Morris PC, Resigned Effective October 20, 2004.

On October 20, 2004, Goldstein & Morris PC (“Goldstein & Morris”) informed us that they were resigning as our independent registered public accounting firm.  Prior to October 20, 2004, Goldstein & Morris had not previously advised management or our audit committee of its intention to resign its engagement as our independent registered public accounting firm.  The resignation was not sought or recommended by our audit committee.

 Following this resignation, the Company’s audit committee engaged a new independent public accounting firm.

On May 25, 2005, the Public Company Accounting Oversight Board took action against Goldstein & Morris by revoking its registration and barring its managing partner, Edward B. Morris, from associating with a registered accounting firm for violating the auditor independence rules of the Sarbanes-Oxley Act with respect to two public companies unrelated to the Company.

SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Goldstein & Morris’s consent to the inclusion of their audit report in those filings. Despite our best efforts, we have not been able to obtain the consent of Goldstein & Morris to the inclusion of their audit report in the Company’s current filing and, most likely, future filings. The SEC has previously provided relief to allow companies to file reports without the requirement to file a consent of its former independent registered public accounting firm in certain circumstances, but purchasers of securities sold under the registration statements, which were not filed with the consent of former independent registered public accounting firm’s audit report, would not be able to sue the former independent registered public accounting firm pursuant to Section 11(a)(4) of the Securities Act, and therefore, the purchasers’ right of recovery under that section may be limited as a result of the Company’s inability to obtain Goldstein & Morris’s consent.

 Our business and our results of operations may be adversely impacted by Goldstein & Morris’s resignation in that:

•                  We have and expect to continue to incur substantial additional legal and accounting fees relating to disclosure and other regulatory compliance matters associated with the resignation of Goldstein & Morris; and

•                  Our management has already spent, and is expected to continue to spend, considerable time and effort on matters related to the resignation of Goldstein & Morris.

Our Business Greatly Depends On Indirect Sales.

We depend upon introductions to potential customers by companies with which we maintain strategic alliances for a significant percentage of our sales.  Although we have written agreements with our Alliance Partners and other value added resellers, the agreements do not require customer introductions nor do they provide for minimum required purchases of our products. If any of the companies with which we maintain strategic alliances decide not to refer potential customers to us, our sales may be reduced and operating losses increased.  In addition, there is no assurance that we will be able to maintain our strategic alliances on current terms.  If our Alliance Partners’ strategy, product offerings or financial condition change, or if there are material changes in their sales force or customer support, or if their hardware or software products are unavailable, our revenues may be affected.

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

We Are Offering Our Customers A Hosted Solution.

We host certain of our applications in our hosted data center. The success of the hosted application business model has not been clearly demonstrated, and market acceptance of the hosted center is not ensured.  To the extent that we experience technological problems or challenges, certain of our customers may seek a market alternative, which may limit market adoption of the hosted model.

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

Because Of The High Cost, We Lack Product Liability Insurance.

We develop, market, install and service enterprise content management and digital asset management systems.  Failure of our products may result in a claim against us.  Because of the high cost of product liability insurance, we do not maintain insurance to protect against claims associated with the use of our products.  Any claim against us may result in costs to us in defending litigation.  Further, any claim may require management’s time and the use of certain of our resources.

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

Because Of Certain Provisions In Our By-Laws, Change In Control May Be Difficult.

Our by-laws and the Delaware General Corporation Law contain provisions that may make a change in control of the Company more difficult or delay attempts by others to obtain control of us, even when this may be in the interests of stockholders.  The Delaware General Corporation Law also imposes conditions on certain business combinations with “interested stockholders”, as defined by Delaware law.  Under certain agreements with key personnel, we also have provided the acceleration of vesting of stock options in the event of a change of control and severance payments in the event that the employment of such personnel is terminated without cause following a change in control.  Additionally, we have provided that if a change of control occurs, certain directors will receive immediate vesting of stock options granted under our 1992 and 2004 Directors Option Plans.

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

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.    Exhibits

(a)          Exhibits

10.1               Loan and Security Agreement, dated as of August 25, 2005, by and between ClearStory Systems, Inc. and Silicon Valley Bank.*

10.2               Unconditional Guaranty, dated as of August 25, 2005, made by SCP Private Equity Partners II, L.P. in favor of ClearStory Systems, Inc.*

10.3               Series C Convertible Preferred Stock Purchase Warrant, dated as of August 25, 2005, issued by ClearStory Systems, Inc. to SCP Private Equity Partners II, L.P.*

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

ClearStory Systems, Inc.

Dated:	November 14,2005	By: /s/ HENRY F. NELSON
Henry F. Nelson, President and Chief Executive Officer

Dated:	November 14,2005	By: /s/ STEPHEN A. READ
Stephen A. Read, Vice President and Chief Financial Officer