Form 10QSB
period 2005-12-31
ClearStory Systems, Inc.
filed 2006-02-10
CIK 878612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: December 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to

Commission file number: 1-12966

ClearStory Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	06-1302773
(State of incorporation)	(IRS employer identification number)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of Each Class	Outstanding February 10, 2006
Common Stock, par value $.10	5,992,287

Transitional Small Business Disclosure Format (check one)

Yes  ☐    No  ☒

ClearStory Systems, Inc.

ClearStory Systems, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$55	$849
Accounts receivable, net	1,010	917
Prepaid expenses and other current assets	473	439
Total current assets	1,538	2,205

Property and equipment, net	1,108	1,439
Capitalized software, net	1,608	1,852
Goodwill	1,223	1,223
Other assets	631	186
	$6,108	$6,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,145	$2,665
Advances against accounts receivable sold with recourse	918	606
Revolving credit facility	1,500	—
Deferred revenue	2,590	2,527
Capital leases, current portion	141	115
Total current liabilities	7,294	5,913

Long term liabilities:
Deferred rent	468	494
Capital leases, net of current portion	23	112
Total long term liabilities	491	606

Commitments and contingencies

Stockholders’ equity:
Series B Convertible Preferred Stock	1	1
Series C Convertible Preferred Stock	40	37
8% Convertible Preferred Stock	1	1
Common Stock	599	599
Additional paid-in capital	57,352	56,139
Accumulated deficit	(59,670)	(56,391)
Total stockholders’ equity (deficit)	(1,677)	386
	$6,108	$6,905

The accompanying notes are an integral part of these consolidated financial statements.

ClearStory Systems, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue:
Product	$212	$861	$1,318	$3,031
Services	1,900	1,843	4,782	5,233
	2,112	2,704	6,100	8,264
Cost of revenues:
Product	113	12	274	138
Services	737	841	2,203	2,604
	850	853	2,477	2,742

Gross profit	1,262	1,851	3,623	5,522

Operating expenses:
Sales and marketing	524	802	1,838	2,260
Product development	818	659	2,445	1,862
General and administrative	522	717	1,727	2,168
	1,864	2,178	6,010	6,290

Operating loss	(602)	(327)	(2,387)	(768)

Interest expense, net	(159)	(94)	(309)	(148)

Net loss	$(761)	$(421)	$(2,696)	$(916)

Net loss per share - basic and diluted	$(0.16)	$(0.10)	$(0.55)	$(0.23)

Weighted average common shares outstanding - basic and diluted	5,992	5,992	5,992	5,992

The accompanying notes are an integral part of these consolidated financial statements.

ClearStory Systems, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,696)	$(916)
Reconciliation of net loss to net cash provided operating activities:
Depreciation and amortization	736	395
Deferred rent	(26)	277
Changes in assets and liabilities:
Accounts receivable	(93)	42
Prepaid expenses and other current assets	(34)	(75)
Other assets	18	30
Accounts payable and accrued expenses	(681)	495
Deferred revenue	63	(15)
Net cash provided by (used in) operating	(2,713)	233

Cash flows from investing activities:
Capitalized software	—	(1,123)
Capital expenditures	(40)	(714)
Net cash used in investing activities	(40)	(1,837)

Cash flows from financing activities:
Net advances from sale of receivables	312	412
Proceeds from Revolving Credit Facility	1,500	—
Proceeds from issuance of Note	750	—
Repayment of Note	(750)	—
Proceeds from sale and leaseback of equipment	—	240
Payments on capital leases	(103)	(94)
Proceeds from issuance of Series C Preferred	250	450
Net cash provided by financing activities	1,959	1,008

Net decrease in cash	(794)	(596)
Cash, beginning of period	849	751
Cash, end of period	$55	$155

Supplemental Disclosure of Cash Flow Information:
Series C Preferred Stock issued in settlement of dividends	$421	$322
Series C Preferred Stock warrants issued	544	—
Equipment purchased under capital leases	40	—
Cash interest paid	222	111

The accompanying notes are an integral part of these consolidated financial statements.

ClearStory Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nature of Business and Basis of Presentation

ClearStory Systems, Inc. (the “Company” or “ClearStory”) is a provider of integrated enterprise content management (“ECM”) solutions.  ClearStory’s proven technology provides a solid foundation for managing the full spectrum of enterprise content, from documents to e-mail, and graphics to video.  By bringing digital assets and business content together with a unified Web services platform, ClearStory readily enables content use in e-commerce, customer service, marketing content management and regulatory compliance applications.

The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.  However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.  The results for the three and nine months ended December 31, 2005 may not be indicative of the results that may be expected for the year ending March 31, 2006 or for any other future period.

In the opinion of the management of the Company, the accompanying unaudited financial statements reflect all adjustments that are necessary to present fairly the financial position of the Company as of December 31, 2005 and the results of operations for the three and nine months ended December 31, 2005 and 2004 and cash flows for the nine months ended December 31, 2005 and 2004.

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

The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis.  It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted, but are likely to be granted prior to our April 1, 2006 adoption date.  The expense associated with these future awards can only be determined based on factors such as the price for the Company’s common stock, volatility of the Company’s stock price and risk free interest rates as measured at the grant date.  However, the pro forma disclosures related to SFAS No. 123 included in the Company’s historical financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

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

Reconciliation of the Company’s net loss to net loss attributable to common shareholders is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net loss - as reported	$(761)	$(421)	$(2,696)	$(916)
Preferred stock dividends	(200)	(162)	(583)	(458)
Net loss attributable to common shareholders	$(961)	$(583)	$(3,279)	$(1,374)

For the three and nine months ended December 31, 2005 and 2004, approximately 20.9 million and 17.1 million shares, respectively, from stock options, warrants and convertible securities were excluded due to their anti-dilutive effect.

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

The Company computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of December 31, 2005 and 2004, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss attributable to common shareholders:
As reported	$(961)	$(583)	$(3,279)	$(1,374)
Pro forma - SFAS 123	$(1,031)	$(648)	$(3,537)	$(1,701)

Basic and diluted net loss per share:
As reported	$(0.16)	$(0.10)	$(0.55)	$(0.23)
Pro forma - SFAS 123	$(0.17)	$(0.11)	$(0.59)	$(0.28)

Advances against Receivables Sold with Recourse

On November 2, 2004, the Company entered into a factoring agreement (“Factoring Agreement”) with Benefactor Funding Corporation (“Benefactor”), which replaced its existing financing agreement with another financing company.  Pursuant to the Factoring Agreement, the Company sells certain accounts receivable to Benefactor at a purchase price, for each accepted account, equal to (i) 98.75% of the face amount of the applicable account receivable less (ii) Benefactor’s fees and the amount of any trade or cash discounts, credits or allowances, set-offs or any other applicable reductions or adjustments. The Company has also granted Benefactor a security interest in all of the Company’s assets to secure the payment and performance of all obligations under the Factoring Agreement.

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

Revolving Credit Facility

On August 25, 2005, the Company entered into a Loan and Security Agreement (“Revolver’) with Silicon Valley Bank (“SVB”) which provided for the Company to borrow up to $1,500,000 for general corporate purposes for two years at the prime interest rate plus 0.5%, payable monthly.  The Company granted SVB a third security interest in all of the Company’s assets to secure the payment and performance of all of its obligations under the Revolver. The Revolver also contains certain financial covenants and was guaranteed by SCP.  In consideration for the guarantee by SCP, the Company issued a warrant to SCP to purchase 232,007 shares of Series C Preferred at $1.9396 per share. The term of the warrant expires on August 25, 2015.  The Company has valued the warrant at $408,000 utilizing the Black-Scholes option pricing model.  The Company will amortize this cost along with $41,000 of legal and other fees incurred over the term of the Revolver.  On September 8, 2005, the Company utilized borrowings under the Revolver to repay its Note with SCP.

Based upon the results for the three months ended September 30, 2005 and its outlook for the remainder of the year, the Company was in violation of its financial covenants set forth in the Revolver.  On November 28, 2005, the Company and SVB entered into an amendment (the “Amendment”) to the Revolver to increase the Company’s maximum borrowing amount under the line of credit to $2,000,000 and to eliminate the financial covenants from the Revolver. The Company’s obligations under the expanded Revolver continue to be guaranteed by SCP. In consideration for the expanded guarantee by SCP, the Company issued an additional warrant to SCP to purchase 77,336 shares of Series C Preferred at $1.9396 per share. The term of the warrant expires on November 28, 2015.  The Company has valued this warrant at $136,000 utilizing the Black-Scholes option pricing model.  The Company will amortize this cost over the remaining term of the Revolver.

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

For the nine months ended December 31, 2005, the Company issued a total of 63,146 shares of Series C Preferred in settlement of dividends of $122,000 on its Series B Convertible Preferred Stock (“Series B Preferred”).  The Company also issued 154,261 shares of Series C Preferred in settlement of dividends of $299,000 on its Series C Preferred Stock.  The Company has recorded an additional $208,000 in accrued dividends associated with its Series B Preferred and Series C Preferred at December 31, 2005.

Liquidity

As of December 31, 2005, the Company had a cash balance of $55,000, the ability to sell certain accounts receivable for additional funds of approximately $146,000 pursuant to its Factoring Agreement and $500,000 of available funds under its Revolver.  Based upon the Company’s current operating outlook for the remainder of the current fiscal year and the first half of fiscal 2007, the Company needs additional financial resources to meet its short term liquidity requirements, especially for intra-quarter liquidity requirements that depend on the timing and amount of monthly cash receipts that are anticipated by its current operating outlook. Additional financing could take the form of equity or debt offerings, spin-offs, joint ventures or other collaborative relationships that may require the Company to issue shares or share revenue.  Since its acquisition of WebWare in September 2003, the Company has incurred operating losses and negative cash flows which have historically been funded through the issuance of additional capital from its major stockholders. Based upon its latest operating outlook, the Company expects to incur losses for the remaining quarter of the current fiscal year due in part to significant investments in its direct sales and marketing efforts, the establishment of new sales distribution channels and the development and release of its products.  There can be no assurances that the Company will be able to achieve revenue levels or sufficiently reduce expenses to allow the Company to become profitable without detrimentally affecting its long-term revenues or market position.  Additionally, the Company already has a working capital deficit of $5,756,000 as of December 31, 2005, compared to a working capital deficit of $3,708,000 as of March 31, 2005, which increases the need for the Company to successfully execute and deliver on its current business plan.  The Company expects its working capital deficit to increase, as the Company anticipates incurring operating losses for the remaining quarter of fiscal 2006 and the first half of fiscal 2007. In the event that the Company’s plans or assumptions change or prove to be inaccurate (due to revenue shortfalls, unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations. Over the past several years, the Company has been successful in raising additional funds from its major shareholders, and these funds have allowed the Company to continue to make certain strategic investments.  However, the Company’s ability to garner continued financial support from these, or other investors, should the need arise, cannot be assured.

Geographic Information

The Company operates as a single reportable segment as a developer and distributor of software solutions for the ECM market.

Revenue was derived from customers in the following geographic areas:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
North America	$1,844	$2,323	$5,372	$7,302
Europe	122	291	405	679
Other	146	90	323	283
	$2,112	$2,704	$6,100	$8,264

Item 2.    Management’s Discussion and Analysis or Plan of Operations

The following discussion of results of operations for the three months (“Third Quarter of Fiscal 2006”) and the nine months (“First Three Quarters of Fiscal 2006”) ended December 31, 2005 and the three months (“Third Quarter of Fiscal 2005”) and the nine months (“First Three Quarters of Fiscal 2005”) ended December 31, 2004 and the discussion of the Company’s financial condition at December 31, 2005 should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-QSB and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended March 31, 2005, which has been filed with the Securities and Exchange Commission (the “SEC”).  The following discussion contains forward-looking statements that reflect our business, plans, estimates and beliefs.  Our results could differ materially from those discussed in the forward-looking statements.

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

We distribute our products through a combination of our direct sales force and through our Alliance Partners.  Revenue is net of discounts and allowances given to our Alliance Partners.  We also market and license our products on an international basis through our Alliance Partners.  We have reseller relationships with Unisys, and Xerox Global Services, and original equipment manufacturer (“OEM”) agreements with Agfa Corporation and Sunguard Shareholder Systems, Inc. In addition, on March 30, 2005, we signed an agreement with IBM, representing a new distribution opportunity for our recently released platform, Radiant EMS. We consider the development of a successful Alliance Partner program as a key element for our future growth. In Fiscal 2005, we derived approximately 46% of our total revenues from our Alliance Partners.  Sales to new end-users generally include a software license, professional services, and maintenance contracts.  Additionally, our Radiant EMS and Active Media products are also offered under a hosting contract pursuant to which we are an application service provider (“ASP”).  ASP sales typically include monthly recurring revenues that are recognized as earned.

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

RESULTS OF OPERATIONS

Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005:

Revenues

The following tables compare total revenues for the periods indicated (in thousands):

	Three Months Ended December 31,
	2005	2004	% Change
Product revenues	$212	$861	-75%
Professional services	661	436	52%
Maintenance and hosting contract revenues	1,239	1,407	-12%
Total revenues	$2,112	$2,704	-22%

Revenues for the Third Quarter of Fiscal 2006 decreased by $592,000, or 22%, to $2,112,000 as compared to revenues of $2,704,000 for the Third Quarter of Fiscal 2005.  Product revenues decreased by $649,000, or 75%, to $212,000 in the Third Quarter of Fiscal 2006 as compared to $861,000 in the Third Quarter of Fiscal 2005.  The decrease in product revenues was primarily attributable to lower revenue associated with Radiant BDS as well as a decrease in our ActiveMedia and Radiant EMS products primarily as a consequence of our product transition from ActiveMedia 5.5  to ActiveMedia 7.0. Professional service revenues increased by $225,000, or 52%, to $661,000 in the Third Quarter of Fiscal 2006 as compared to $436,000 in the Third Quarter of Fiscal 2005.  An increase in professional service revenue was due to the completion of several projects with both new and existing customers.  Maintenance and hosting revenues decreased by $168,000, or 12%, to $1,239,000 in the Third Quarter of Fiscal 2006 as compared to $1,407,000 in the Third Quarter of Fiscal 2005. The decrease in maintenance and hosting revenues was due primarily to a decline in hosting revenues as a large hosting customer moved its application in-house.

Gross Profit

Gross profit for the Third Quarter of Fiscal 2006 decreased by $589,000, or 32%, to $1,262,000 as compared to gross profit of $1,851,000 for the Third Quarter of Fiscal 2005.  The decrease in gross profit is related to the decrease in product and service revenue as discussed above.  Gross margin percentage decreased to 60% for the Third Quarter of Fiscal 2006 from 68% for the Third Quarter of Fiscal 2005. The decrease in the gross margin percentage was primarily the result of lower product revenue, which has higher gross profit margins, and the amortization of software development costs of $79,000 primarily associated with the development of the Radiant EMS product we recently released.  The gross profit decrease was offset by higher margins associated with professional services.

Sales and Marketing

Sales and marketing expenses for the Third Quarter of Fiscal 2006 decreased by $278,000, or 35%, to $524,000, as compared to $802,000 for the Third Quarter of Fiscal 2005. The decrease is primarily due to lower commissions earned due to the decline in revenues and in lower marketing costs from those incurred in the Third Quarter of Fiscal 2005 associated with the re-branding of our suite of products along with our company name change to ClearStory.

Sales and marketing expenses expressed as a percentage of sales decreased to 25% in the Third Quarter of Fiscal 2006 compared to 30% in the Third Quarter of Fiscal 2005, primarily due to a decrease in marketing related costs.

Product Development

Product development expenses, net of capitalized software, for the Third Quarter of Fiscal 2006 increased by $159,000, or 24%, to $818,000 as compared to $659,000 for the Third Quarter of Fiscal 2005.  We capitalized $357,000 of product development costs associated with the development of our next generation platform, Radiant EMS, in the Third Quarter of Fiscal 2005 with no capitalization occurring in the Third Quarter of Fiscal 2006. Radiant EMS achieved technological feasibility in the fourth quarter of Fiscal 2004 and was released in March 2005. Excluding the impact of the software capitalization, total product development expenses for the Third Quarter of Fiscal 2006 would have decreased by $198,000, or 19%, to $818,000 as compared to $1,016,000 for the Third Quarter of Fiscal 2005.  The decrease in product development costs is attributable to reduced costs associated with Radiant BDS and a reduction in external development costs associated with the development of Radiant EMS.

Product development expenses, excluding the impact of the software capitalization, expressed as a percentage of revenues was 39% in the Third Quarter of Fiscal 2006, compared to 38% in the Third Quarter of Fiscal 2005.

General and Administrative

General and administrative expense for the Third Quarter of Fiscal 2006 decreased by $195,000, or 27%, to $522,000 as compared to $717,000 for the Third Quarter of Fiscal 2005.  General and administrative expense decreased primarily as a result of reduced insurance and personnel-related expenses.

General and administrative expense, expressed as a percentage of revenues, was 25% for the Third Quarter of Fiscal 2006, compared to 27% in the Third Quarter of Fiscal 2005.

Interest Expense, net

Interest expense, net for the Third Quarter of Fiscal 2006 increased by $65,000 to $159,000 as compared to $94,000 for the Third Quarter of Fiscal 2005.  The increase in interest expense, net was primarily due to the outstanding borrowings under our Revolver and the amortization of deferred financing costs, primarily the value assigned to Series C Preferred Stock Warrants issued to SCP for its guaranty of our obligations under the Revolver.

Provision for Taxes

No provision for or benefit from federal, state or foreign income taxes was recorded for the Third Quarter of Fiscal 2006 or for the Third Quarter of Fiscal 2005 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

First Three Quarters of Fiscal 2006 Compared to First Three Quarters of Fiscal 2005:

Revenues

	Nine Months Ended December 31,
	2005	2004	% Change
Product revenues	$1,318	$3,031	-57%
Professional services	1,056	1,187	-11%
Maintenance and hosting contract revenues	3,726	4,046	-8%
Total revenues	$6,100	$8,264	-26%

Revenues for the First Three Quarters of Fiscal 2006 decreased by $2,164,000, or 26%, to $6,100,000 as compared to revenues of $8,264,000 for the First Three Quarters of Fiscal 2005.  Product revenues decreased by $1,713,000, or 57%, to $1,318,000 in the First Three Quarters of Fiscal 2006 as compared to $3,031,000 in the First Three Quarters of Fiscal 2005.  The decrease in product revenues was primarily attributable to lower product revenue associated with Radiant BDS and with longer sales cycles associated with our Radiant EMS product. Professional service revenues decreased by $131,000, or 11%, to $1,056,000 in the First Three Quarters of Fiscal 2006 as compared to $1,187,000 in the First Three Quarters of Fiscal 2005. The decrease in professional services revenues was due to the decline in product revenues which have historically resulted in the initiation of service engagements.  Maintenance and hosting revenues decreased by $320,000, or 8%, to $3,726,000 in the First Three Quarters of Fiscal 2006 as compared to $4,046,000 in the First Three Quarters of Fiscal 2005. The decrease in maintenance and hosting revenues was due primarily to a decline in hosting revenues as a large hosting customer moved its application in-house.

Gross Profit

Gross profit for the First Three Quarters of Fiscal 2006 decreased by $1,899,000, or 34%, to $3,623,000 as compared to gross profit of $5,522,000 for the First Three Quarters of Fiscal 2005.  The decrease in gross profit is related to the decrease in product and service revenue as previously discussed.  Gross margin percentage decreased to 59% for the First Three Quarters of Fiscal 2006 from 67% for the First Three Quarters of Fiscal 2005. The decrease in the gross margin percentage was primarily the result of lower product revenue, which has higher gross profit margins, the amortization of software development costs of $197,000 primarily associated with the development of the Radiant EMS product we recently released, partially offset by an improvement in service margins.

Sales and Marketing

Sales and marketing expenses for the First Three Quarters of Fiscal 2006 decreased by $422,000, or 19%, to $1,838,000, as compared to $2,260,000 for the First Three Quarters of Fiscal 2005. The decrease is primarily due to lower commissions earned due to the decline in revenues and a decrease in marketing costs incurred in the Third Quarter of Fiscal 2005 associated with the re-branding of our suite of products, along with our company name change to ClearStory.

Sales and marketing expenses expressed as a percentage of sales increased to 30% in the First Three Quarters of Fiscal 2006 compared to 27% in the First Three Quarters of Fiscal 2005, primarily due to the decrease in revenues.

Product Development

Product development expenses, net of capitalized software, for the First Three Quarters of Fiscal 2006 increased by $583,000, or 31%, to $2,445,000 as compared to $1,862,000 for the First Three Quarters of Fiscal 2005.  We capitalized $1,123,000 of product development costs associated with the development of our next generation platform, Radiant EMS, in the First Three Quarters of Fiscal 2005 with no capitalization occurring in the First Three Quarters of Fiscal 2006. Radiant EMS achieved technological feasibility in the fourth quarter of Fiscal 2004 and was released in March 2005. Excluding the impact of the software capitalization, total product development expenses for the First Three Quarters of Fiscal 2006 would have decreased by $540,000, or 18%, to $2,445,000 as compared to $2,985,000 for the First Three Quarters of Fiscal 2005.  The decrease in product development costs is attributable to reduced costs associated with Radiant BDS and a reduction in external development costs associated with the development of Radiant EMS.

Product development expenses, excluding the impact of the software capitalization, expressed as a percentage of revenues was 40% in the First Three Quarters of Fiscal 2006, compared to 36% in the First Three Quarters of Fiscal 2005.

General and Administrative

General and administrative expenses for the First Three Quarters of Fiscal 2006 decreased by $441,000, or 20%, to $1,727,000 as compared to $2,168,000 for the First Three Quarters of Fiscal 2005.  General and administrative expenses decreased primarily as a result of reduced facility costs as we moved into a new corporate facility on March 1, 2004 but continued to be obligated on our prior facility through September 2004.

General and administrative expense, expressed as a percentage of revenues, was 28% for the First Three Quarters of Fiscal 2006, compared to 26% in the First Three Quarters of Fiscal 2005.

Interest Expense, net

Interest expense, net for the First Three Quarters of Fiscal 2006 increased by $161,000 to $309,000 as compared to $148,000 for the First Three Quarters of Fiscal 2005.  The increase in interest expense, net was primarily due to the outstanding borrowings under our Note and Revolver and the amortization of deferred financing costs, primarily the value assigned to Series C Preferred Stock Warrants issued to SCP for its guaranty of our obligations under the Revolver.

Provision for Taxes

No provision for or benefit from federal, state or foreign income taxes was recorded for the First Three Quarters of Fiscal 2006 or for the First Three Quarters of Fiscal 2005 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

Liquidity and Capital Resources

As of December 31, 2005, we had a cash balance of $55,000, the ability to sell certain accounts receivable for additional funds of approximately $146,000 pursuant to our Factoring Agreement and $500,000 of available funds under our Revolver.  Based upon our current operating outlook for the remainder of the current fiscal year and the first half of fiscal 2007, we need additional financial resources to meet our short term liquidity requirements, especially for intra-quarter liquidity requirements that depend on the timing and amount of monthly cash receipts that are anticipated by our current operating outlook. Additional financing could take the form of equity or debt offerings, spin-offs, joint ventures or other collaborative relationships that may require us to issue shares or share revenue.  Since our acquisition of WebWare in September 2003, we have incurred operating losses and negative cash flows which have historically been funded through the issuance of additional capital from our major stockholders. Based upon our latest operating outlook, we expect to incur losses for the remaining quarter of the current fiscal year due in part to significant investments in our direct sales and marketing efforts, the establishment of new sales distribution channels and the development and release of our products.  There can be no assurances that we will be able to achieve revenue levels or sufficiently reduce expenses to allow us to become profitable without detrimentally affecting our long-term revenues or market position.  Additionally, we already have a working capital deficit of $5,756,000 as of December 31, 2005, compared to a working capital deficit of $3,708,000 as of March 31, 2005, which increases the need for us to successfully execute and deliver on our current business plan.  We expect our working capital deficit to increase, as we anticipate incurring operating losses for the remaining quarter of fiscal 2006 and the first half of fiscal 2007. In the event that our plans or assumptions change or prove to be inaccurate (due to revenue shortfalls, unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations. Over the past several years, we have been successful in raising additional funds from our major shareholders, and these funds have allowed us to continue to make certain strategic investments.  However, our ability to garner continued financial support from these, or other investors, should the need arise, cannot be assured.

Our cash flows are summarized below for the periods indicated: (in thousands)

	Nine Months Ended December 31,
	2005	2004	Delta
Cash provided by (used in):
Operating activities	$(2,713)	$233	$(2,946)
Investing activities	(40)	(1,837)	1,797
Financing activities	1,959	1,008	951
Net decrease in cash	(794)	(596)	(198)
Cash, beginning of period	849	751	98
Cash, end of period	$55	$155	$(100)

Net cash used in operating activities was $2,713,000 in the First Three Quarters of Fiscal 2006 compared to net cash provided by operating activities of $233,000 in the prior comparable period.  The decrease in cash from operations is primarily due to our higher net loss for the First Three Quarters of Fiscal 2006, a decrease in accounts payable and accrued expenses due to the timing of payments and an increase in accounts receivable.  For the Third Quarter of Fiscal 2006, the day’s sales outstanding (“DSO”) was 43 compared to a DSO of 69 for the Third Quarter of Fiscal 2005.

Net cash used in investing activities was $40,000 in the First Three Quarters of Fiscal 2006 compared to $1,837,000 in the prior comparable period.  For the First Three Quarters of 2005, we utilized funds of $1,123,000 for capitalized software development costs and $714,000 of funds for capital expenditures for the completion of our hosted data center, other equipment relating to the relocation of corporate facilities and computer equipment and software associated with our product development activities.

Net cash provided by financing activities was $1,959,000 in the First Three Quarters of Fiscal 2006 compared to net cash provided by financing activities of $1,008,000 in the prior comparable period.  Cash provided by financing activities in the First Three Quarters of Fiscal 2006 was a result of the proceeds from the issuance of $250,000 of Series C Preferred, the proceeds of $1,500,000 under our new Revolver and $312,000 of advances against accounts receivable under our Factoring Agreement.  Cash provided by financing activities in the First Three Quarters of Fiscal 2005 was a result of the proceeds from an increase in advances against accounts receivable under our Factoring Agreement of $412,000, the issuance of $450,000 of Series C Preferred and the proceeds of $240,000 under a sale and leaseback transaction.

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

We Need Additional Financing To Fund Our Operations.

We are actively exploring alternative sources of capital, which could result in additional financing arrangements. The opinion of our independent auditors on our audited financial statements for the year ended March 31, 2005 is subject to a “going concern” qualification and states that our accumulated deficit resulting from recurring losses from operations and a working capital deficiency raises substantial doubt about our ability to continue as a going concern.    If we are unable to obtain additional financing or attain profitability within the next three to nine months, we may be unable to continue operating as an independent entity.  There is no assurance that we will be successful. Further, additional financing could take the form of equity or debt offerings, spin-offs, joint ventures or other collaborative relationships that may require us to issue shares or share revenue.  Any such financing strategies would likely impose operating restrictions on us and be dilutive to holders of our common stock, and may not be available on attractive terms or at all.  Further, any additional financing we enter into would be subject to approval by SCP.

We Have A History Of Losses And Our Ability To Be Profitable Depends On A Number Of Factors That We May Be Unable To Control.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $59,670,000, as of December 31, 2005. For the years ended March 31, 2005 and March 31, 2004, we incurred net losses of $1,242,000 and $2,324,000, respectively, and we incurred additional net losses of $2,696,000 for the nine months ended December 31, 2005.  We expect this working capital deficit to further increase as we anticipate incurring additional losses for the remainder of fiscal 2006. Since our acquisition of certain assets and liabilities of WebWare on September 3, 2003, we have experienced operating losses as we focused our efforts on integration and market enhancement initiatives and the development of our next generation platform, Radiant EMS.  There can be no assurance that revenues will continue to increase from current levels to allow us to become profitable or that any expense reduction actions we may take will allow us to become profitable, or not affect our future revenues or market position.

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

Because We Have Experienced Losses We May Need Additional Working Capital To Implement Our Business Plan.

We experienced losses from operations of $1,242,000 and $2,324,000 for the fiscal years ended March 31, 2005 and 2004, respectively, and we incurred additional net losses of $2,696,000 for the nine months ended December 31, 2005. These losses were funded partially through additional equity offerings and most recently debt offerings.  Based upon our current operating outlook for the remainder of the current fiscal year and the first half of fiscal 2007, we need additional financial resources to meet our short term liquidity requirements.  Additional financing could take the form of equity or debt offerings, spin-offs, joint ventures or other collaborative relationships that may require us to issue shares or share revenue.  As of December 31, 2005, we had a working capital deficit of $5,756,000 compared to a working capital deficit of $3,708,000 as of March 31, 2005.

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

We Have Recently Released The Next Generation Of Our Product.

We recently announced the release of our next generation software platform, Radiant EMS, based upon a pure J2EE architecture.  We have also embraced a Web services technology model for the user and application program interface.  There can be no assurance that such technologies will not be replaced by more contemporary offerings in the marketplace.

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

We Have Recently Begun Efforts To Transition Our Existing Customer Base To Our Next Generation Product.

We recently began contacting certain of our existing customers, both installed and hosted clients, regarding upgrading to ActiveMedia 7.0 from previous versions of ActiveMedia, specifically those supported by a WebObjects operating system.  The upgrade to ActiveMedia 7.0 requires implementing our next generation software platform, Radiant EMS, a pure J2EE architecture.  In certain instances, this upgrade may require the re-development of custom code and user interfaces that may have been developed and employed specifically for that customer.  As we have not yet specifically addressed all of the transition issues that may be required for each of our customers, nor have we yet successfully migrated a client from an previous version of ActiveMedia to ActiveMedia 7.0, we can give no assurance that we will be able to successfully and efficiently migrate our existing customers without experiencing reduced revenues and increased expenses in future periods.  Furthermore, if a significant amount of our customers demand to be upgraded to the newest version of our software, we may be unable to accommodate them in a timely manner without potentially incurring additional costs.

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

Our stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “CSYS”.  As of December 31, 2005, we have 5,992,287 common shares outstanding.  As of December 31, 2005, the Company’s Series B Convertible Preferred Stock is convertible into 8,634,080 shares of common stock while the Company’s Series C Convertible Preferred Stock is convertible into approximately 8,024,450 shares of common stock.

The Members Of Our Board Of Directors Own A Significant Percentage Of Our Common Stock And Can Influence Matters Requiring The Vote Of Shareholders.

As of December 31, 2005, our directors and officers, assuming the conversion of all outstanding preferred stock into common stock, owned approximately 17.8 million shares of common stock, representing approximately 78% of the outstanding common stock.  Based on their ownership, our directors and officers have the ability to influence matters requiring a stockholder vote, including the election of directors, the amendment of charter documents, the merger or dissolution of the Company and the sale of all or substantially all of its assets.  Their voting power also may discourage or prevent any proposed takeover.

Our Preferred Stockholders Have Senior Rights In The Event Of Our Liquidation, Dissolution Or Winding-Up.

Our preferred stockholders have senior rights in the event of our liquidation, dissolution or winding-up, including our sale to a third party.  In the event that any liquidation, dissolution or winding-up occurs, our common stockholders would not be entitled to any proceeds of such liquidation, dissolution or winding-up until the liquidation preference of our preferred stockholders is fully satisfied.  As a result, we can provide no assurances that our common stockholders will receive any proceeds in the event of our liquidation, dissolution or winding-up to the extent that the liquidation preference of our preferred stockholders is not fully satisfied.  As of December 31, 2005, the aggregate liquidation preference for all series of preferred stock, excluding the conversion of the outstanding Series C Preferred warrants issued in connection with the guarantee by SCP of our obligations under the Revolver, was approximately $19.9 million.

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

Because Our Common Stock Has Historically Had Limited Trading Volumes, Our Shareholders May Experience Liquidity Issues.

The average daily trading volume for the three-month trading period ended December 31, 2005 on the OTC bulletin board was approximately 12,000 shares of common stock.  This may impair the ability of our shareholders to achieve liquidity within certain periods of trading.

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

SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Goldstein & Morris’s consent to the inclusion of their audit report in those filings. Despite our best efforts, we have not been able to obtain the consent of Goldstein & Morris to the inclusion of their audit report in the Company’s current filing and, most likely, future filings. In certain circumstances, the SEC has allowed a company to file reports without requiring it to file a consent of its former independent registered public accounting firm but purchasers of securities sold under such company’s registration statements, which were not filed with the consent of such company’s former independent registered public accounting firm’s audit report, would not be able to sue the former independent registered public accounting firm pursuant to Section 11(a)(4) of the Securities Act.  Therefore, a purchasers’ right of recovery under that section may be limited as a result of the Company’s inability to obtain Goldstein & Morris’s consent.

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

PART II         OTHER INFORMATION

Item 4 Rider

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on November 16, 2005.  The matters voted on by the stockholders and the voting results are as follows:

(1)           Proposal to elect ten (10) directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

Nominee	For	Withheld
Yaron I. Eitan	4,468,136	156,509
Henry F. Nelson	4,468,635	156,010
Francis X. Murphy	4,468,635	156,010
Derek Dunaway	4,468,635	156,010
Mitchell Klein	4,468,635	156,010
Amit Avnet	4,468,635	156,010
Steven Morgenthal	4,468,635	156,010
Adi Raviv	4,468,635	156,010
George Calhoun	4,468,635	156,010
Thomas G. Rebar	4,468,635	156,010

There were no abstentions with respect to this matter.

(2)           Proposal to ratify the appointment of Miller, Ellin & Company, LLP as the Company’s independent accountants for the fiscal year ending March 31, 2006.

For	Against	Abstain
4,623,575	990	80

(3)           Proposal to ratify and approve the Amended and Restated Certificate of Incorporation of the Company.

For	Against	Abstain
4,463,661	150,100	1,884

Item 6.            Exhibits

(a)   Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company.*
10.1

First Loan Modification Agreement, dated as of November 28, 2005, by and between the Company and Silicon Valley Bank (incorporated by reference to the Company’s Current Report on Form 8-K dated as of November 28, 2005).

10.2

Series C Convertible Preferred Stock Purchase Warrant, dated as of November 28, 2005, issued by the Company to SCP Private Equity Partners II, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K dated as of November 28, 2005).

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

ClearStory Systems, Inc.

Dated: February 10, 2006	By:	/s/ HENRY F. NELSON
Henry F. Nelson, President and Chief Executive Officer

Dated: February 10, 2006	By:	/s/ STEPHEN A. READ
Stephen A. Read, Vice President and Chief Financial Officer