Form 10KSB/A
period 2005-03-31
ClearStory Systems, Inc.
filed 2006-04-06
CIK 878612

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number
March 31, 2005	1-12966

ClearStory Systems, Inc.

(Exact name of registrant specified in its charter)

Delaware	One Research Drive, Suite 200B, Westborough, MA	06-1302773
(State or other jurisdiction of incorporation or organization)	(Address of Principal executive offices)	(I.R.S. Employer Identification No.)

01581

Zip Code

(508) 870-4000

(Issuer’s Telephone number, including area code)

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

Yes	No X

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

               This Amendment No. 2 on Form 10-KSB/A is being is being filed solely for the purpose of including the consent of Miller, Ellin & Co. LLP to the incorporation by reference in the Company’s Registration Statements on Form S-8 (Nos. 333-72855 and 333-77097) and related Prospectuses of Miller Ellin & Company, LLP’s report with respect to the consolidated financial statements of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearStory Systems, Inc.

Dated: April 6, 2006	By: /S/ Henry F. Nelson
Henry F. Nelson, President and Chief Executive Officer

Dated: April 6, 2006	By: /S/ Stephen A. Read
Stephen A. Read, Vice President and Chief Financial Officer

INDEX OF EXHIBITS

The following Exhibits are filed as part of this Report on Form 10-KSB/A (No. 2):

Exhibit No.	Description of Exhibit

23.1	Consent of Miller Ellin & Company, LLP for the ClearStory Systems (Formerly INSCI Corp.) 1997 Equity Incentive Plan.

23.2	Consent of Miller Ellin & Company, LLP for the ClearStory Systems (Formerly INSCI Corp.) Consultant Non-qualified Stock Option Agreements.

__________________________________